Form 10-K
period 1993-12-31
ASARCO INC
filed 1994-03-30
CIK 7649

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                 1993 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993  Commission file number 1-164


                               ASARCO Incorporated
                               -------------------

             (Exact name of registrant as specified in its charter)


            New Jersey                                       13-4924440
  -------------------------------                        ------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                   180 Maiden Lane, New York, N. Y.          10038
               ---------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code       (212) 510-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
           -----------------------------------------------------------

                                             Name of each exchange on
         Title of each class                     which registered
   -------------------------------           ------------------------
   Common Stock, without par value           New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes __X__      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 16, 1994, there were of record 41,800,237 shares of Common Stock, without par value, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price of Asarco Common Stock on the New York Stock Exchange - Composite Transactions) of ASARCO Incorporated held by nonaffiliates was approximately $1,108 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III: Proxy statement in connection with the Annual Meeting to be held on April 27, 1994.
Part IV:       Exhibit index is on pages D1 through D3.

A1


                                     PART I
ITEM 1.  BUSINESS

Asarco, a New Jersey corporation organized in 1899, is one of the world's leading producers of nonferrous metals, principally copper, lead, zinc, silver and gold. Asarco also produces specialty chemicals, minerals and provides environmental services. Asarco has substantial interests in three mining companies; a 17.2% stake in M.I.M. Holdings Limited (MIM) in Australia, a 52.3% interest in Southern Peru Copper Corporation (SPCC) and a 28.3% holding in Mexico Desarrollo Industrial Minero, S.A. de C.V. (MEDIMSA).

Asarco or its associated companies operate mines in the United States, Australia, Mexico and Peru. Asarco and its associated companies together in 1993 accounted for about 13% of western world mine production of copper, 13% of silver, 22% of lead and 13% of zinc.

All tonnages are expressed in short tons. All ounces are troy ounces. Dollar amounts are expressed in U.S. dollars unless otherwise indicated. "Asarco" or "the Company" includes Asarco and its consolidated subsidiaries.

Reference is made to the following Financial Statement footnotes included in this report: Acquisitions on page A40, Investments on pages A40 through A43, and Business Segments on pages A49 through A51.

Additional business information follows:

                                 PRIMARY METALS

                         PRINCIPAL PRODUCTS AND MARKETS

COPPER

The primary domestic uses of copper are in the building and construction industry, electrical and electronic products and, to a lesser extent, industrial machinery and equipment, consumer and general products and transportation. A substantial portion of Asarco's copper sales are made under annual contracts to industrial users. In the second quarter of 1993, the Company was reorganized to bring under common management all of the Company's copper properties. This organizational change coincided with the completion of Asarco's copper modernization and expansion program, begun in 1989. That program raised the Company's mined copper production sufficiently to fully supply its smelter capacity. The Company's copper operations are now managed from Tucson, Arizona.

The principal focus of copper operations management's attention in 1993 was to establish operating goals for all employees, defining what each needed to accomplish daily for the Company to meet its long-term production and cost objectives. Today, employees in the copper operations know specifically what is required of them and improvements in production are becoming increasingly evident.

The Mission and Ray mines and the Hayden smelter in Arizona, and the El Paso smelter and the Amarillo refinery in Texas are the Company's principal copper operating units. Asarco also owns a 49.9% interest in Montana Resources, which supplies copper concentrates to the Company's smelters, and owns the Silver Bell mine in Arizona and the Troy mine in Montana, which are temporarily shut down.

Since 1985, the Company has increased its ore reserves eight fold to more than 2 billion tons at the end of 1993. Mine production of 332,600 tons of contained copper, including electrowon cathodes, in 1993 was five times the 1985 level of production.

The Ray mine is Asarco's largest copper mine, which can produce 165,000 tons per year of contained copper. Last year was the first full year of production for Ray's expanded copper concentrate operation. Concentrate capacity has been increased by two-thirds at Ray since its acquisition by Asarco in 1986. Production at the mine was hampered in late 1992 and early 1993 by severe rains and flooding. Flooding severed the rail line to the Hayden concentrator for three weeks in the first quarter and disrupted mining operations, resulting in lost production and added costs totalling $22 million after-tax. While the severe effect of the rains was overcome by the second quarter, substantial amounts of water retained in the pit continued to affect operations for the balance of the year.

A2


The Ray mine produced 159,300 tons of copper in 1993. Production of copper in concentrates in 1993 was 122,700 tons which, despite the rain and flooding, was about the same level of production as in 1992. Production of solvent extraction/electro-winning (SX/EW) copper in 1993 decreased 13% from 1992 to 36,600 tons of copper in cathodes. This reduction represented both rain-related production losses and a reduction in the rate at which silicate ore is being processed. As a result of the reduction in the processing of silicate ore, future SX/EW production rates will be approximately the same level as 1993 production. Ray's ore reserves at year-end were 1.1 billion tons.

Asarco's Mission mine has more than doubled its capacity since 1985. Asarco began production at the Mission mine in 1961. Over the last several years the contiguous Eisenhower and Pima mines were acquired and incorporated into a single open pit. Production at the Mission Complex in 1993 increased 14% over 1992 to 117,900 tons of copper contained in concentrates. Mission's ore reserves at year-end were 543 million tons.

Production of copper concentrates from the Ray and Mission mines and Montana Resources in 1993 fully met the concentrate feed requirements at the Hayden and newly modernized El Paso smelters.

The Hayden smelter processes copper concentrate from the Mission and the Ray Mines, using oxygen flash furnace technology. Production of copper in anodes at Hayden decreased 7% to 194,200 tons in 1993 due to scheduled maintenance during the first quarter of the year.

The El Paso plant uses a new continuous top-feed oxygen process (CONTOP) to produce copper in anode. The new system, which expanded smelter capacity from 80,000 to 110,000 tons per year of copper in anode, also improved the sulfur dioxide recapture rate from 65% to 98%. Sulfur dioxide is recovered and treated at El Paso's acid plants. The new furnace achieved 90% of design capacity by year-end, following modifications during a nine month shakedown period.
Although production was affected by the startup, the 272,700 tons of concentrates smelted at El Paso in 1993 equalled the amount smelted in 1992. Anode production at El Paso was 15% lower due to lower copper content in concentrates processed and lower blister and scrap treated. Anodes produced by the El Paso and Hayden smelters are refined at Asarco's Amarillo refinery, which produces copper cathodes.

Late in the year, the Amarillo Copper Refinery completed installation and startup of a new electrolyte purification facility to improve copper quality and permit the refinery to operate at a higher rate. The facility removes impurities, principally antimony and bismuth from the electrolyte. Amarillo's 1993 cathode production of 460,000 tons was slightly below that of 1992.

Asarco also processes about half of the output of Montana Resources, in which the Company has a 49.9% interest. Montana Resources produced 47,200 tons of copper in concentrates in 1993.

LEAD, ZINC, SILVER AND MINERAL OPERATIONS

The Company's lead, zinc, silver and mineral operations also were integrated under common management in the second quarter of 1993.

Management's attention was focused principally on spending and production targets and on fully utilizing existing capacity. Each operation developed plans identifying the resources needed to meet these targets and specific responsibilities were established with each employee. Progress toward achieving these targets is monitored through new reporting techniques developed to track results and to provide feedback. As a result, operations during the second half of 1993 improved and became more consistent and predictable. Total Quality Management programs, emphasizing employee empowerment, were used extensively in 1993 to improve purchasing practices and reduce costs.

LEAD

The primary domestic uses of lead are for automotive and industrial batteries and, to a lesser extent, for lead oxide for glass, solder and other industrial users. A substantial portion of Asarco's lead sales are made under annual contracts to industrial users. Asarco's lead business consists of two quite distinct operations. In Missouri, the Company operates an integrated lead circuit consisting of the West Fork and Sweetwater mines which provide over 90% of the feed for the nearby Glover smelter and refinery. In the west, the Company operates a custom lead business, processing concentrates for others at the East Helena smelter and the Omaha refinery. This circuit also is supplied with

A3


concentrates from the Company's mine in Leadville, Colorado and the Quiruvilca mine in Peru.

The West Fork and Sweetwater mines produce lead concentrates and achieved record concentrate production of 158,900 tons, 16% more than in 1992. Refined production at the Glover smelter declined 5% to 124,200 tons due to equipment failures early in the year. During the second half of the year, the consistency of operations at Glover and production rates improved significantly. The 73,500 tons of refined lead production from the custom lead circuit declined 2% from 1992 due to interruptions of concentrate deliveries from South America early in the year. These interruptions were eliminated later in 1993 due to changes in shipping arrangements, resulting in improved production.

ZINC

Zinc is primarily used in the United States to make galvanized metal products, zinc-based alloys, brass products, zinc oxide, rolled zinc and for other industrial uses. Zinc is sold in concentrate form under contracts of 1-3 years duration. Asarco is one of the nation's leading zinc miners producing 61,800 tons of zinc contained in concentrates from its four mines in Tennessee. In addition, the Sweetwater, West Fork and Leadville mines produced 32,800 tons of zinc contained in concentrate. The Company sells all of its zinc concentrates to smelters owned by others.

A failure of the ball mill at the Young mill in July suspended operations at three of the Tennessee mines for over three months. The production lost was partially offset by improved zinc production in Missouri. The Company's Quiruvilca mine in Peru produced 18,600 tons of zinc contained in concentrates. Total zinc production declined 6%, to 113,200 tons, from the previous year.

SILVER

The principal uses for silver in the United States are for photographic, electrical and electronic products and, to a lesser extent, brazing alloys and solder, jewelry, coinage, silverware, catalysts and other miscellaneous uses. Silver is sold under monthly contracts or in spot sales to industrial users. While silver is found as a co-product in the ores mined at various Asarco properties, Asarco put its last major silver-producing mine, the Troy mine, on standby in April 1993 due to low silver prices. Asarco's two silver mines in Idaho, Coeur and Galena, also are on standby. Silver production declined 29% in 1993 as a result of these mine closures. While the price of silver rose in 1993 to $4.22 per ounce, from $3.97 per ounce in 1992, it will take higher sustained silver prices to justify the reopening of the Company's silver mines.

GOLD

The Company's principal gold mining activities have been conducted through Asarco Australia Limited (Asarco Australia). In mid 1993, Asarco sold a portion of its previously 60% owned subsidiary and shortly after year-end sold its remaining interest in Asarco Australia. The results of the final sale will be recorded in 1994. In the last eight years Asarco has realized over $106 million in cash from its original investment of $4 million in Asarco Australia.

                                    MINERALS

Sales of American Limestone Company, Asarco's wholly owned construction aggregate and ready-mixed concrete and agricultural limestone subsidiary, grew slightly in 1993 due to increased construction activity in its operating area in the southeastern part of the United States. Earnings, however, remained level due to increased competition and higher production costs.

                               SPECIALTY CHEMICALS

Enthone-OMI produces high performance coating technologies for engineering, functional and decorative applications which it supplies worldwide to the electronics and metal finishing industries. Earnings improved in 1993 as a result of the recovery in U.S. chemical sales and continued growth in Asia. European operations were restructured in mid 1993 in response to sales declines in that region. This restructuring brought European operations to break-even by year-end 1993 and places Enthone-OMI in a good position to capitalize on the expected recovery in European business levels in 1994.

A4


                             ENVIRONMENTAL SERVICES

Asarco's Environmental Services business include: Encycle/Texas, Inc. of Corpus Christi, Texas, Hydrometrics, Inc. of Helena, Montana and Biotrace Laboratories,
Incorporated of Salt Lake City, Utah.   Encycle operates a waste recycling
facility in Corpus Christi which recovers and recycles nonferrous metals from hazardous and nonhazardous inorganic solids and solutions. The recovered metals are returned to commerce. Hydrometrics, with several offices in the west, provides a wide range of professional consulting services for industrial clients, municipalities and public agencies. The construction division of Hydrometrics provides complete remediation and cleanup services for contaminated industrial sites as well as Superfund sites. Biotrace specializes in biological laboratory analysis for trace metals and chemicals. The three companies, while small, are growing.

                              ASSOCIATED COMPANIES

Asarco made good progress in 1993 in its efforts to improve the cash returns on its investments in associated companies.

M.I.M Holdings Limited (MIM) of Australia, in which Asarco has a 17.2% interest, had net earnings in its latest fiscal year of A$74.0 million, compared with prior year earnings of A$106.3 million. Sales for the most recent fiscal year were A$1.93 billion, compared with A$1.75 billion the year earlier. Asarco received $8.3 million in dividends from MIM in 1993, compared with $8.8 million in 1992. MIM has been pursuing cost-reduction measures throughout its copper, lead, zinc, silver, gold and coal operations. MIM, which also has interests in metals companies in Europe and North America, completed a five-year program of capital expenditures in 1993 that increases mine capacity and production and enhances processing technology and environmental performance.

In November 1993, Asarco reached agreement with Grupo Industrial Minera Mexico, S.A. de C.V. (Grupo Mexico) to restructure Asarco's 28.3% holding in Mexico Desarrollo Industrial Minero S.A. de C.V. (MEDIMSA). Under the terms of the agreement, MEDIMSA will be combined with Grupo Mexico, a publicly traded company, and Asarco will own a 23.6% stake in the new public corporation. The agreement is subject to governmental and regulatory approvals. The agreement with Grupo Mexico, by giving Asarco access to public international financial markets for a portion of its investment in Grupo Mexico, will improve the liquidity of Asarco's investment.

Southern Peru Copper Corporation (SPCC), 52.3% owned by Asarco, operates two open-pit copper mines and a smelter in Peru. SPCC paid dividends to Asarco of $9.4 million in 1993, compared with $7.8 million in 1992. During 1993, Peru reached agreement with a number of major international financial organizations, including the World Bank and the IMF, and in November, following a national referendum, a constitutional government was restored. As a consequence of these and other favorable developments, Asarco resumed equity accounting for its investment in SPCC in the fourth quarter of 1993.

SPCC signed an agreement in May 1993 for $60 million of financing for a 41,000 ton solvent extraction/electro-winning operation near its Cuajone and Toquepala mines. The plant, which will cost $106 million, is part of a five-year, $300 million capital program to expand production, replace equipment and improve the environmental operations at SPCC's facilities. SPCC also received commitments from Peruvian banks for $25 million of financing. In January 1994, SPCC signed an agreement for $115 million of financing with a group of European banks which, combined with previously completed financing, provides SPCC with a total of $200 million of financing for its expansion program.

                       ENVIRONMENTAL PROTECTION AT ASARCO

Asarco's objective is not only to comply with existing environmental, safety and health laws and regulations but also to support activities that contribute to environmental protection, responsible resource management and the safety and health of employees, customers and members of the community. The Company policy states: "ASARCO Incorporated recognizes and believes that all operations and activities of the Company should be conducted responsibly and in a manner designed to protect the health and safety of its employees, its customers, the public and the environment. Asarco's operations interact with the environment daily, and consideration of these concerns must be a way of life within the Company. Asarco is committed to responsible management of our natural resources."

A5


To assure compliance with this policy, a senior executive was named in 1993 to oversee all of Asarco's environmental efforts. The Company has extensive internal compliance review programs and all domestic units will have been visited by mid-1994 by compliance review teams.

                                BACKLOG OF ORDERS

Substantially all of the Company's metal production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold in terminal markets or on commodities exchanges. Sales values cannot be determined until the sale is priced based on prevailing commodity prices at the time the price is fixed under the terms of the contract. The backlog for other product classes and services is not material.

                             COMPETITIVE CONDITIONS

In the United States and abroad, Asarco and its foreign nonconsolidated asso-ciated companies are subject to competition from other producers in all major product lines. Asarco's metal products also compete with other materials, including aluminum, stainless steel, plastics, glass and wood.

Competition in nonferrous metals is principally on a price and service basis, with price being by far the most important consideration when supplies of the commodities involved are ample. In construction aggregates, geographic location of facilities in relation to the point of consumption, and price are by far the most important competitive factors. In specialty chemicals, Asarco competes against a substantial number of large and small companies both in the United States and overseas.

                                    EMPLOYEES

At December 31, 1993, Asarco employed about 8,500 persons, of whom about 3,900 were covered by contracts with various unions, most of which were affiliated with the AFL-CIO.

                                 ENERGY MATTERS

Asarco's energy requirements are met from a variety of sources, including fuel oil, diesel fuel, gasoline, natural gas, coke and electric power. Asarco has a large number of contracts of varying duration for its energy needs, typically negotiated on an individual basis from time to time. Generally, substitute sources are available except where requirements are guaranteed by local utility companies.

No reductions or interruptions of any operations because of energy shortages were experienced in 1993. The cost of coke decreased; fuel oil, diesel fuel and natural gas increased, while cost of gasoline and electric power remained about the same on average.

A6


                    ENVIRONMENTAL, SAFETY AND HEALTH MATTERS

Asarco's operations are subject to environmental regulation by various federal, state, local, and foreign governments. Asarco's principal involvement in this area concerns compliance by its existing and former operations with federal and state air and water quality and solid and hazardous waste regulations. The Company believes that its operations are currently in substantial compliance with applicable environmental laws and regulations.

As of December 31, 1993, there remained $11.6 million of previously appropriated funds yet to be expended for ongoing environmental control projects at the Company's operating units. The majority of these funds are scheduled to be expended during 1994. Capital expenditures by Asarco at its operating U.S. mines and plants in order to comply with environmental standards in the past three years have been (in millions): 1993-$21.3; 1992-$8.3; 1991-$4.8. In 1993, these expenditures included modernization and improvement of environmental controls at the Amarillo, Texas, East Helena, Montana, Glover, Missouri, Omaha, Nebraska, Hayden, Arizona, El Paso, Texas plants, the Ray and Mission mines in Arizona and the Immel Mine in Tennessee. Estimated environmental operating costs before taxes and depreciation but including interest on environmental improvement bonds and other debt incurred for environmental control facilities reduced pre-tax earnings by (in millions): 1993-$96; 1992-$87; 1991-$73.

Environmental matters are discussed in the Contingencies and Litigation Note to the Financial Statements on page A43 and A44 of this report and in Management's Discussion and Analysis of Operations and Financial Condition on pages A28 through A31.

The following is additional information with respect to notices that Asarco has received from the United States Environmental Protection Agency ("EPA") that it and, in most instances, numerous other parties are potentially responsible to correct alleged hazardous substance releases under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") at the following locations on the dates indicated: the Commencement Bay and related areas in Tacoma, Washington (1982 and subsequent years); the Leadville, Colorado site, including the Yak drainage tunnel (1983); the Company's former Tacoma smelter site (1984); lead and zinc mining areas in the Picher Mining Field in southeastern Cherokee County, Kansas (1985); the East Helena smelter (1987); the Ruston, Washington area (1988); the Kansas City smelter site in Kansas (1989); the Bunker Hill mining and smelting site in Kellogg, Idaho (1990); Jasper County, Missouri (1990); the Summitville site in Rio Grande County, Colorado
(1993); the Circle Smelting site in Beckemeyer, Illinois (1993); the Apache Powder site in Benson, Arizona (1993); the Colorado School of Mines Research Institute in Golden, Colorado (1993); the ILCO Superfund site in Leeds, Alabama
(1993); the Mingo smelter site in Sandy, Utah (1993); the Triumph Mine Tailings Pile proposed site in Triumph, Idaho (1993). In December 1992 and June 1993, the Company received similar notices from the United States Forest Service with respect to, respectively, the Bonanza mining site in Saguache County, Colorado and a former exploration project known as the Buckskin Mine located in Humboldt County, Nevada. In addition, as a result of the acquisition in June 1989 of a 49.9% partnership interest in the Montana copper mine owned by Montana Resources, Inc., Asarco and a subsidiary have been named as potentially responsible parties for certain CERCLA sub-sites in Butte, Montana. In 1993, the Murray smelter site in Murray, Utah, formerly owned by the Company, and the Company's Globe plant have been proposed for inclusion on the EPA's National Priority List.

In 1987, part of a subsidiary's former plant site in Houston was listed on the Texas "Superfund Registry." In 1991, the State of Washington named the Company as a potentially liable person at a site in Everett, Washington where the Company operated a smelter early in the century. The State of Montana notified Asarco in 1991 that it had been identified as a potentially liable person for hazardous or deleterious substance contamination of the Upper Blackfoot River allegedly resulting from the release of materials from Asarco's former Mike Horse mine in Lewis and Clark County, Montana, a property previously mined by Asarco and several others. In June 1992, the State of Mississippi informed the Company it may be responsible for remediation at the Pascagoula Marine Terminal at the Port of the same name. In March 1992 the New Mexico Environmental Department notified the Company that it was evaluating sites near Deming and Magdalena for potential inclusion on the National Priorities List and invited the Company to negotiate investigation and remediation actions at the sites.

In April 1993, the State of Texas notified the Company that it and ten other persons were potentially responsible parties with respect to the Col-Tex Refinery State Superfund Site in Mitchell County, Texas, where the Company stored diesel fuel in the mid-1970's. The

A7


Company has also been named as one of a number of other defendants in eleven lawsuits filed by or on behalf of 188 persons who have lived or owned property near the Col-Tex Refinery Site seeking compensatory and punitive damages for alledged wrongful death, personal injury, and property damage.

The Company and certain of its subsidiaries are cooperating with environmental authorities at other sites to undertake studies of the sites and remediate where necessary. Remedial action is being undertaken by the Company at the Yak drainage tunnel, Ruston, Bunker Hill, Mike Horse, Deming, Magdalena and Everett sites. At the Everett site, the Company has offered to purchase approximately 20 residences located on the former smelter site. The Company is discussing with the United States Forest Service a voluntary remedial action for the Bonanza mine. At the Yak drainage tunnel, the Res-Asarco Joint Venture has been ordered to conduct a remediation program which was substantially completed in 1992. The Company's fifty percent share of this program is expected to cost approximately $13.7 million most of which has been expended. Over the next several years, additional remedial programs not included in this order, and remedial programs addressing other areas in and around Leadville, will be required. With respect to Leadville, the Company is currently involved in detailed multi-party settlement negotiations with the EPA and several others and has included in its environmental reserves a provision for the anticipated cost of a settlement to the extent that a reasonable estimate can be made. At the Jasper, Missouri site the Company and other potentially responsible parties have been ordered to supply bottled water to over 60 residences because of contamination in the shallow aquifer.

At Ruston, Washington, remediation consisting of removal and replacement of soils at ten public access sites as part of an expedited response action has
been completed.   In 1993, the EPA issued an Administrative Order to the Company to remediate residential soils in the town.

At the Bunker Hill site, remediation is currently being undertaken as part of an emergency response action. The Company and at least five other potentially responsible parties are negotiating with the EPA an overall long-term remediation program that will involve substantial additional costs to be shared among the parties. Resolution of this matter is expected later in 1994.

The Company signed a Consent Decree with the EPA on August 28, 1991 in which the Company agreed to undertake partial remediation, including certain stabilization and demolition activities, at the Company's former Tacoma, Washington smelter. The program commenced in January 1993 and is estimated to cost approximately $12 million over a period of two to three years.

The Company signed a Consent Decree with EPA on July 16, 1991 to resolve some of the issues in proceedings involving the Company's East Helena, Montana smelter. In the Consent Decree, the Company agreed to take certain remedial actions with regard to residential soils surrounding the smelter involving approximately $10 million in ongoing remediation costs over the next three to five years. In addition, other remediation activities at East Helena are taking place pursuant to a 1990 Consent Decree.

In early 1992, the Company notified the EPA that it would not contest an order issued by the EPA to undertake remediation work at a former Kansas City, Kansas smelter site which had been owned by a former subsidiary early in this century. The remediation work has been completed. In 1992, the Company completed initial remediation work at a former smelter site in Everett, Washington pursuant to an order from the Washington Department of Ecology. Additional sampling is ongoing.

With respect to the Circle Smelting Superfund site in Beckemeyer, Illinois, on March 9, 1994, the Company and Federated Metals Corporation ("Federated"), a wholly-owned subsidiary, were notified that the EPA is planning to conduct a time-critical emergency removal action at the site. The notice requested the Company and Federated to perform or finance those actions and reimburse the EPA for its costs. The Company is negotiating with EPA concerning implementation of the removal at the site.

The Company is involved in litigation under CERCLA and state law involving alleged hazardous substance releases at the Leadville site, various log sort yards and a landfill in Tacoma, the Company's Globe Plant in Denver, and Everett, Washington. The suits seek substantial damages and remediation costs. With respect to the Globe case, on February 18, 1993, the State of Colorado issued its Record of Decision regarding its proposed remediation plan for the Company's plant located in Denver, Colorado. The Record of Decision has been approved by the U.S. District Court. With respect to the log sort yard cases, in 1991 a federal court and jury in Tacoma determined that Asarco's responsibility

A8


for remediation costs at six log yards and a landfill ranges from 75 percent to 100 percent. The cost of the remediation at one log yard has been determined to be approximately $5.6 million. The costs at the other yards and at the landfill are expected to be determined in future proceedings. Asarco was also found responsible for attorneys' fees and interest in the amount of approximately $5 million. Asarco appealed these rulings to the United States Court of Appeals for the Ninth Circuit which in September 1993 affirmed the lower court rulings except for certain elements of the state law claims, the award of attorneys' fees, and damages for the loss of use of the properties in question. Certain claims were also remanded to the trial court for further proceedings. Petitions for rehearing of certain aspects of the decision remain pending. The Company is considering whether to seek further judicial review.

Certain events and circumstances arising in 1990 and 1992 allowed Asarco to make reasonable estimates of the extent and cost of environmental contingencies at the above and other sites and thus record additional reserves. At Tacoma, Leadville, Bunker Hill, and East Helena there were developments such as draft feasibility studies, work plans and negotiations or agreements with the EPA. Based on these and other developments, the reserves for these and other sites were increased. In total, the Company's environmental and closed plant reserves were increased by $75.5 million in 1990, $7.3 million in 1991, $72.4 million in 1992 and $6.2 million during 1993.

In October 1992, the United States Department of Justice on behalf of EPA notified the Company that it intends to sue seeking civil penalties for alleged violation of the Company's water discharge permit at the Company's Ray Complex. Under the Clean Water Act civil penalties may amount to $25,000 per day for each violation. The Company is negotiating with EPA and the Department of Justice to resolve this matter.

On March 2, 1994, the Company was notified by the United States Department of Justice that it was seeking a civil penalty of $389,000 in connection with emissions from the ore storage building baghouse at the East Helena Plant. The Company is currently negotiating with EPA and the Department of Justice to resolve this matter.

Also in 1993, the Company's Glover Smelter and West Fork Mine were issued Notices of Violation of their National Pollution Discharge Elimination System ("NPDES") permits by the State of Missouri Department of Natural Resources. The Company is negotiating settlements in both matters. In January 1994, the Company received a notice from the EPA regarding alleged violations of the Resource Conservation and Recovery Act ("RCRA") at the smelter facility in El Paso, Texas. The proposed civil penalty in this matter is $140,400. The citation relates to sand-blasting material utilizing slag from the smelter's operations left on site by a contractor prior to May 1993. The Company is cooperating with the EPA to resolve this matter.

In January 1994 the Company received notification dated January 13, 1994 from an attorney that upon the expiration of a 60-day statutory notice period a suit on behalf of two citizens would be filed against it under the Clean Water Act for operating the Company's Omaha plant without a NPDES permit unless the Nebraska Department of Environmental Quality ("NDEQ") took appropriate enforcement action. Asarco had applied to NDEQ for a NPDES permit in 1982 and had been operating the plant under stipulations with NDEQ entered in 1985 and 1988. On March 14, 1994 the Company filed an action in federal district court in Lincoln, Nebraska with the NDEQ as defendant, seeking a declaration that by reason of the stipulations with NDEQ, and actions taken in conjunction with the stipulations, Asarco is not discharging in violation of the Clean Water Act. On March 15, 1994 the citizens' suit was filed in the federal district court in Omaha, Nebraska seeking to enjoin further discharges from the Omaha Plant, penalties of up to $25,000 per day for past and future discharges, and costs and fees. On March 16 Asarco moved to consolidate the two actions in federal court in Lincoln, Nebraska and to stay the citizens' suit until the underlying issues in the first action are decided.

On March 4, 1992 the Company's Glover, Missouri lead smelter and refinery received a Notice of Violation for monitored levels of lead in excess of the ambient air lead standard at two off-site monitoring stations. The Company is investigating the cause of these excess levels and intends to work with the Missouri Department of Natural Resources to develop a new State Implementation Plan for lead. Additionally, the Missouri Department of Natural Resources ordered the Company to conduct stack testing at the plant to determine whether the plant is in compliance with applicable emission regulations.

State implementation plans designed to achieve compliance within two to three years with the EPA ambient air quality standard for lead of 1.5 micrograms per cubic meter of air have been or are being developed in each state in which Asarco has a facility. These plans will require the construction of additional controls at Asarco's East Helena,

A9


Glover, and Omaha facilities. The Omaha Plant has been issued a complaint and compliance order by the Nebraska Department of Environmental Quality for violating the lead standard. A request for a hearing before the Department has been filed.

With respect to regulation of the Company's wastes under RCRA, the Company is studying means of compliance through process changes at its facilities, where feasible, to manage the wastes not presently excluded from regulation. Mine tailings; slag and slag tailings from primary copper processing; calcium sulfate wastewater treatment plant sludge from primary copper processing; and slag from primary lead processing of the Company's operations are still automatically excluded from RCRA regulation. The Company's Glover smelter has executed a proposed Consent Decree with the Missouri Department of Natural Resources, in which the Company has agreed to implement certain process changes and conduct various sampling and testing plans to remain in compliance with RCRA requirements.

Asarco is subject to federal and state legislation and regulations pertaining to plant and mine safety and health conditions, including the Occupational Safety and Health Act of 1970 and the Federal Mine Safety and Health Act of 1977. Asarco has made, and is likely to continue to make, expenditures to comply with such legislation and regulations.

A10


ITEM 2.  PROPERTIES

ASARCO WORLDWIDE OPERATIONS

METALS

COPPER

MINES(1)
Mission;  Sahuarita, Arizona
Montana Resources; Butte, Montana
Ray; Hayden Arizona
Silver Bell(3); Silver Bell, Arizona

PLANTS
Amarillo, Texas (Refinery)
  (Also Selenium, Tellurium)
El Paso, Texas (Smelter)
  (Also Sulfuric Acid)
Hayden, Arizona (Smelter)
  (Also Sulfuric Acid)
Ray; Hayden, Arizona (Smelter(3))
  (Electrowinning Plant)

LEAD

MINES (1)
Leadville; Leadville, Colorado
Sweetwater; Reynolds County,
  Missouri
West Fork, Reynolds County,
  Missouri

PLANTS
East Helena, Montana
  (Smelter) (Also Sulfuric Acid)
Glover, Missouri (Smelter, Refinery)
Omaha, Nebraska (Refinery)
  (Also Bismuth)

ZINC

MINES (1)
Coy; Jefferson County,
  Tennessee
Immel;  Knox County,
  Tennessee
New Market; Jefferson
  County, Tennessee
Young;  Jefferson County,
  Tennessee

A11


SILVER

MINES (1)

Coeur(3); Wallace, Idaho
Galena(3); Wallace, Idaho
Troy(3); Troy, Montana
Quiruvilca (Corporacion
  Minera Nor Peru, S.A.)
  (Also Copper, Lead and
  Zinc); Peru

GOLD

MINES (1)
Aquarius(3); Timmins,
  Ontario, Canada
Asarco Australia Limited(4);
  Wiluna, Western Australia
  Jundee, Western Australia

PRECIOUS METALS PLANTS
SILVER AND GOLD,
Amarillo, Texas (Refinery)

PALLADIUM AND PLATINUM (CRUDE)
Amarillo, Texas

SPECIALTY CHEMICALS
ENTHONE-OMI
North America
  Long Beach, California
  Bridgeview, Illinois
  West Haven, Connecticut
  Orange, Connecticut
  Warren, Michigan
  Toronto, Canada
  Mexico City, Mexico

Europe
  Barcelona, Spain
  s-Hertogenbosch, Netherlands
  Woking, United Kingdom
  Milan, Italy
  Turin, Italy
  Marne-La-Vallee, France
  Brunn Am Gebirge, Austria
  Erkrath, Germany
  Norrkoping, Sweden
  Geneva, Switzerland

Pacific Rim
  Thomastown, Australia
  Kowloon, Hong Kong
  Singapore (2)
  Shen Zhen, People's Republic
    of China (2)
  Tokyo, Japan (2)
  Taipei, Taiwan

MINERALS

AMERICAN LIMESTONE COMPANY
  Construction Aggregates
  Concrete, Agricultural Limestone

  Knoxville, Tennessee
  Tri-Cities, Tennessee
  Nashville, Tennessee
  Abingdon, Virginia

A12


ENVIRONMENTAL SERVICES
Encycle/Texas, Inc.
  Corpus Christi, Texas
Hydrometrics, Inc.
  Helena, Montana
Biotrace Laboratories, Inc.,
Salt Lake City, Utah

OTHER

ANTIMONY OXIDE,
Omaha, Nebraska

HIGH PURITY METALS,
Denver, Colorado

LEAD FABRICATION
Lone Star Lead Construction Corp.
  Houston, Texas

ASSOCIATED COMPANIES

M.I.M. HOLDINGS LIMITED (17.2%)
Australia
  Mount Isa (copper, silver, lead, zinc)
  Hilton (silver, lead, zinc)
  Townsville (copper refinery)
  Newlands, Collinsville (coal)
    (75% MIM interest)
  Oaky Creek (coal) (86.5% MIM interest)
  Ravenswood, Tick Hill (gold)

England
  Britannia Refined Metals Limited
    (lead and silver refiners, secondary
    lead plant)
  Britannia Recycling Limited
    (secondary lead plant)
  Avonmouth (zinc smelter)

Datteln, Germany
  Zinc refinery (45% MIM interest)
  Zinc products (33.3% MIM interest)

Hamburg, Germany
  (Copper smelter, copper, lead and
  gold refineries) (35% MIM interest)

Duisburg, Germany
  (50% MIM interest)
  zinc-lead smelting/refining

Brixlegg, Austria
  Copper refinery, recycling
  (25.5% MIM interest)

Papua New Guinea
  Highlands Gold Limited
  (65% MIM interest)
    30% Porgera mine (gold)

Investments in resources companies:
  ASARCO Incorporated (25.0%),
  Cominco Ltd. (effectively 22.5%),
  Granges Inc. (37.5%) and
  Metallgesellschaft AG (3.5%) and
  Metal Trader Metallgesellschaft
    Limited (33.3%).

A13


MEXICO DESARROLLO INDUSTRIAL MINERO, S.A. de C.V. (MEDIMSA) (28.3%) Thirteen mines, nine metallurgical plants throughout Mexico,
  including: La Caridad and Cananea

(Copper, Lead, Zinc, Silver, Gold,
  Coal, Coke, Fluorspar, Sulfuric  Acid)

SOUTHERN PERU COPPER CORPORATION (52.3%)
Cuajone (Copper, Silver,
  Molybdenum)
Toquepala (Copper, Silver,
  Molybdenum)
Ilo (Copper Smelter)

(1)Interest in mines is shown in Mineral Reserves tables starting on page A15
(2)Joint venture interests
(3)On standby
(4)Asarco's investment in Asarco Australia was sold in January 1994.
(5)(Percent ownership of companies shown in parentheses)

COEUR, GALENA AND LEADVILLE

These mines are operated by Asarco under lease and joint venture agreements. In Coeur (50%) and Leadville (53.1%), Asarco has a interest in operating expenses and profits or losses in proportion to the related ownership interest. In Galena, Asarco receives 75% of profits remaining after royalty payments to the lessor of 50% of operating profits before depletion, depreciation and Idaho tax. The Coeur mine was temporarily shut down commencing in April 1991 due to depressed silver prices. The Galena mine was temporarily shut down commencing in July, 1992, also due to depressed silver prices.

TROY

Troy is operated by Asarco under a lease agreement. Asarco retains 75% of net proceeds after operating expenses but before depletion, depreciation and income taxes. The Troy mine was temporarily shut down commencing in April 1993 due to depressed silver prices.

QUIRUVILCA

The Quiruvilca mine is operated under a Peruvian government concession held by Corporacion Minera Nor Peru, S.A., an 80% owned subsidiary of a wholly owned Asarco subsidiary.

MISSION MINE

A portion of the mine is held under long-term leases in which the lessors have retained a royalty interest.

SILVER BELL

Only copper precipitates are currently produced.

WEST FORK

A portion of the mine is held under a long-term lease in which the lessor has retained a royalty interest.

ASSOCIATED COMPANIES

Southern Peru Copper Corporation, a 52.3% owned associated company, operates the Cuajone and Toquepala mines under Peruvian government concessions.

Mexico Desarrollo Industrial Minero, S.A. de C.V. (MEDIMSA), a 28.3% owned associated company, operates thirteen mines under concessions granted by the Mexican government.

The Company sold its remaining 45.3% interest (66.5 million shares) in Asarco Australia for $79.5 million, in January 1994.

A14


The following production information is provided:


                                           1993                          1992                          1991
                                ---------------------------   --------------------------    --------------------------
                                                 Avg Mill                      Avg Mill                      Avg Mill
                                Ore Milled       Recovery     Ore Milled       Recovery     Ore Milled       Recovery
ASARCO                          (000s Tons)        Rate       (000s Tons)        Rate       (000s Tons)        Rate
                               --------------------------------------------------------------------------------------

Coeur                                  -              -              -              -             37          92.9%
Galena                                 -              -             92          95.7%            183          96.2%
Troy                                 668          85.7%          2,735          84.7%          3,095          86.0%
Quiruvilca                           440          84.0%            374          81.9%            423          82.2%
Mission                           13,973          83.8%         14,322          84.2%          9,936          87.7%
Mission South                      7,556          79.3%          5,537          81.7%          4,310          83.9%
Hayden
  Concentrator                     9,807          80.3%         10,714          83.0%         10,616          83.7%
Ray Concentrator                  11,594          84.6%          8,512          85.4%              -              -
Montana Resources                 16,829          84.1%         17,751          88.6%         17,562          89.2%
Leadville                            219          91.2%            226          91.8%            228          90.8%
Sweetwater                         1,148          98.5%          1,195          97.4%          1,208          98.2%
West Fork                          1,018          98.0%          1,034          98.1%          1,047          98.2%
Tennessee                          2,850          92.1%          3,061          93.3%          3,073          93.9%
Wiluna                             1,033          83.0%          1,453          86.6%          1,303          86.8%

SPCC

Toquepala                         15,835          87.6%         15,338          87.4%         15,122          88.2%
Cuajone                           21,405          85.1%         21,596          85.1%         21,442          87.1%



PRODUCTIVE CAPACITY

                              Defined                                      Defined
     Smelters                 Capacity (a)        Refineries               Capacity (a)
     --------                 --------            ----------               --------

     Anode Copper (tons)                          Copper (tons)
       El Paso                 115,000              Amarillo                480,000
       Hayden                  175,000              Ray SX-EW                40,000
                               -------                                       ------
         Total                 290,000                Total                 520,000
     Lead Bullion (tons)                          Lead (tons)
       East Helena              75,000              Omaha                   156,000
       Glover                  130,000              Glover                  130,000
                               -------                                      -------
         Total                 205,000                Total Lead            286,000
                                                  Silver (000s ounces)
                                                    Amarillo                 60,000
                                                  Gold (ounces)
                                                    Amarillo                600,000


(a) Asarco's estimate of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content of input material for the three years shown. No adjustment is made for shutdowns or production curtailments due to strikes or air quality emissions restraints.



A15


METAL PRODUCTION STATISTICS
COPPER



                                                                                     Average        Metal Production & Sales
                                                    Associated      Mineral          Mineral             Contained Metal
                                       Asarco        Company's     Reserves          Content               (000s tons)
                                      Interest       Interest     (000s tons)          (%)        ----------------------------
                                         (%)            (%)        12/31/93         12/31/93        1993      1992      1991
                                    ----------------------------------------------------------    --------  --------  --------
MINES
Domestic
   Mission                                100                       542,935            .67          117.9     103.2      88.5
   Ray                                    100                     1,097,229            .63          159.3     165.1     117.3
   Montana Resources                     49.9                       547,117            .35           47.2      52.4      50.4
   Silver Bell                            100                       101,344            .47            3.6       3.3       4.0
   Troy                                    75                        11,996            .65            3.6      13.1      17.2
   Coeur                                   50                           360            .80              -         -       0.2
   Galena                                37.5                           717            .52              -       0.5       1.0
                                                                                                  ------------------------------
      Total Domestic                                                                                331.6     337.6     278.6
Foreign
   Quiruvilca-Peru                         80                         4,378            .53            1.0       0.8       1.3
                                                                                                  ------------------------------
      Total                                                                                         332.6     338.4     279.9
                                                                                                  ------------------------------

Asarco Beneficial Production                                                                        307.8     308.4     249.4

SMELTERS
   El Paso                                100                                                        91.9     107.9     105.9
   Hayden                                 100                                                       194.2     208.4     184.7
                                                                                                  ------------------------------
      Total                                                                                         286.1     316.3     290.6
                                                                                                  ------------------------------

REFINERIES
   Amarillo                               100                                                       460.0     467.2     450.2
   Ray                                    100                                                        36.6      42.2      42.6
                                                                                                  ------------------------------
      Total                                                                                         496.6     509.4     492.8
                                                                                                  ------------------------------

SALES OF REFINED COPPER
Tons of Refined Copper
  Sold                                                                                              528.1     502.6     486.5
Toll Metal Deliveries                                                                                45.3      43.6      41.6
Realized Price ($/lb.)                                                                              $0.87     $1.04     $1.07
Refined Copper Sold ($ in millions)                                                                  $917    $1,045    $1,037

ASSOCIATED COMPANIES
MIM                                      17.2
   Mount Isa                                             100        105,821           3.33          173.9     158.6     179.6
SPCC                                     52.3
   Toquepala                                             100        217,487            .85          115.8     112.8     113.9
   Cuajone                                               100        176,726            .87          149.2     155.6     160.7
   From Concentrates
    Purchased                                                                                        47.7      35.5      25.6
MEDIMSA                                  28.3
   Base Metal Mines                                      100         72,434                          22.9      19.5      22.0
   Mexicana de Cobre                                    94.8      1,653,000            .39          173.1     166.7     162.9
   Mexicana de Cananea                                  76.1      1,841,000            .62           84.7      73.0     102.3
Asarco's & associated companies'
share of western world mine
production                                                                                            13%       13%       13%


A16


METAL PRODUCTION STATISTICS
(continued)
LEAD



                                                                                     Average        Metal Production & Sales
                                                    Associated      Mineral          Mineral             Contained Metal
                                       Asarco        Company's     Reserves          Content               (000s tons)
                                      Interest       Interest     (000s tons)          (%)        ----------------------------
                                         (%)            (%)        12/31/93         12/31/93        1993      1992      1991
                                    ----------------------------------------------------------    --------  --------  --------

MINES
Domestic
   Leadville                             53.1                           664           3.17            5.4       6.1       6.4
   Sweetwater                             100                        19,701           4.83           69.9      50.9      49.9
   West Fork                              100                         6,397           5.72           53.6      56.2      54.5
   Galena                                37.5                           234           8.80              -         -       1.0
                                                                                                  ------------------------------
      Total Domestic                                                                                128.9     113.2     111.8

Foreign
   Quiruvilca-Peru                         80                         4,378           1.55            6.1       4.1       4.6
                                                                                                  ------------------------------
      Total                                                                                         135.0     117.3     116.4
                                                                                                  ------------------------------

Asarco Beneficial
Production                                                                                          131.1     113.6     111.7

SMELTERS
   East Helena                            100                                                        69.7      71.6      72.7
   Glover                                 100                                                       124.1     130.1     129.5
                                                                                                  ------------------------------
      Total                                                                                         193.8     201.7     202.2
                                                                                                  ------------------------------

REFINERIES
   Omaha                                  100                                                        73.5      75.0      78.5
   Glover                                 100                                                       124.2     130.1     129.5
                                                                                                  ------------------------------
      Total                                                                                         197.7     205.1     208.0
                                                                                                  ------------------------------

SALES OF REFINED LEAD
Tons of Refined
  Lead Sold                                                                                         211.5     201.6     211.5
Toll Metal Deliveries                                                                                   0       0.7      13.9
Asarco Realized
  Price ($/lb.)                                                                                     $0.20     $0.26     $0.26
Refined Lead Sold ($ in
millions)                                                                                             $87      $106      $109

ASSOCIATED COMPANIES
MIM                                      17.2
   Mount Isa                                             100         40,785           5.20          171.0     180.4     152.3
   Hilton                                                100         20,944           6.15           71.6      35.1      30.0
MEDIMSA                                  28.3
   Base Metal Mines                                      100         72,434                          45.2      39.4      43.9

Asarco's & associated companies'
share of western world mine
production                                                                                            22%       14%       13%


A17


METAL PRODUCTION STATISTICS
(continued)
ZINC (000s TONS)


                                                                                     Average        Metal Production & Sales
                                                    Associated      Mineral          Mineral             Contained Metal
                                       Asarco        Company's     Reserves          Content               (000s tons)
                                      Interest       Interest     (000s tons)          (%)        ----------------------------
                                         (%)            (%)        12/31/93         12/31/93        1993      1992      1991
                                    ----------------------------------------------------------    --------  --------  --------

MINES
Domestic
   Leadville                             53.1                           664           8.10           15.3      16.3      14.8
   Sweetwater                             100                        19,701            .62            4.6       1.7       1.8
   Tennessee                              100                         5,345           3.28           61.8      74.9      73.9
   West Fork                              100                         6,397           1.61           12.9      13.6      13.9
                                                                                                  ------------------------------
      Total Domestic                                                                                 94.6     106.5     104.4
Foreign
   Quiruvilca-Peru                         80                         4,378           4.27           18.6      13.6      15.0
                                                                                                  ------------------------------
      Total                                                                                         113.2     120.1     119.4
                                                                                                  ------------------------------

Asarco Beneficial Production                                                                        102.4     109.6     109.0
ZINC Sales Price (LME-HG $/lb.)                                                                     $0.44     $0.56     $0.51

ASSOCIATED COMPANIES
MIM                                      17.2
   Mount Isa                                             100         40,785           6.40          176.8     202.9     221.2
   Hilton                                                100         20,944           8.37           94.5      48.9      42.1
MEDIMSA                                  28.3
   Base Metal Mines                                      100         72,434                         189.8     174.9     179.0
Asarco's & associated
companies' share of western
world mine production                                                                                 13%        9%        9%

- --------------------------------------------------------------------------------------------------------------------------------

MOLYBDENUM (000's POUNDS)

MINES
Domestic
   Montana Resources                     49.9                       547,117            .03          7,200     9,800    12,700



Asarco Beneficial Production                                                                        3,600     4,900     6,400

ASSOCIATED COMPANIES
SPCC                                     52.3
   Toquepala                                             100        217,487            .06          2,600     3,600     3,000
   Cuajone                                               100        176,726            .03          3,700     3,500     3,700
MEDIMSA                                  28.3
   Mexicana de Cobre                                    94.8      1,653,000            .03          3,200     2,800     3,800
Asarco's & associated
companies' share of western
world mine production                                                                                 13%       12%       12%


A18


METAL PRODUCTION STATISTICS
(continued)
SILVER


                                                                                     Average        Metal Production & Sales
                                                    Associated      Mineral          Mineral             Contained Metal
                                       Asarco        Company's     Reserves          Content            (000s troy ounces)
                                      Interest       Interest     (000s tons)       (Oz/ton)        ----------------------------
                                         (%)            (%)        12/31/93         12/31/93        1993      1992      1991
                                    ----------------------------------------------------------    --------  --------  --------

MINES
Domestic
   Coeur                                   50                           360          17.32              -         -       381
   Galena                                37.5                           951          15.07              -     1,573     3,279
   Leadville                             53.1                           664           1.38            338       339       320
   Mission                                100                       542,935            .16          1,869     1,661     1,366
   Montana Resources                     49.9                       547,117            .07            763       893       819
   Ray                                    100                     1,097,229            .05            827       872       598
   Sweetwater                             100                        19,701            .10            159        92       100
   Troy                                    75                        11,996           1.42            812     3,044     3,950
   West Fork                              100                         6,397            .30            251       306       317
   Others                                                                                               5         6         2
                                                                                                  ------------------------------
      Total Domestic                                                                                5,024     8,786    11,132
                                                                                                  ------------------------------
Foreign
   Quiruvilca-Peru                         80                         4,378           6.12          2,468     1,814     2,454
                                                                                                  ------------------------------
      Total                                                                                         7,492    10,600    13,586
                                                                                                  ------------------------------

Asarco Beneficial Production                                                                        6,252     7,883     9,298

REFINERY
   Amarillo                               100                                                      35,666    39,805    32,107

SALES OF REFINED SILVER
Ounces Sold                                                                                        32,754    34,775    37,325
Toll Metal Deliveries                                                                                 816       631         -
Realized Price ($/oz)                                                                               $4.22     $3.97     $4.12
Refined Silver Sold ($ in millions)                                                                  $138      $138     $ 154

ASSOCIATED COMPANIES
MIM                                      17.2
   Mount Isa                                             100         40,785           3.73         14,146    15,923    13,453
   Hilton                                                100         20,944           3.91          5,208     2,452     2,176
SPCC                                     52.3
   Toquepala                                             100        217,487                         1,400     1,191     1,255
   Cuajone                                               100        176,726                         1,413     1,484     1,539
   From Concentrates Purchased                                                                        445       346       305
MEDIMSA                                  28.3
   Base Metal Mines                                      100         72,434                        11,131    10,564    12,016
   Mexicana de Cobre                                    94.8      1,653,000                         2,787     2,471     2,171
   Mexicana de Cananea                                  76.1      1,841,000                           388       276       703
Asarco's & associated
companies' share of western
world mine production                                                                                 13%       12%       13%


A19


METAL PRODUCTION STATISTICS
(continued)
GOLD



                                                                                     Average        Metal Production & Sales
                                                    Associated      Mineral          Mineral             Contained Metal
                                       Asarco        Company's     Reserves          Content            (000s troy ounces)
                                      Interest       Interest     (000s tons)       (Oz/ton)        ----------------------------
                                         (%)            (%)        12/31/93         12/31/93        1993      1992      1991
                                    ----------------------------------------------------------    --------  --------  --------

MINES
Domestic
   Leadville                             53.1                           664            .07           13.3      13.7      13.3
   Other                                                                                              0.4       0.2       0.4
                                                                                                  ------------------------------
      Total Domestic                                                                                 13.7      13.9      13.7
Foreign
   Quiruvilca-Peru                         80                         4,378            .02            0.8       0.5       0.8
   Wiluna and Jundee-Australia           45.3                         3,918           0.14           98.5     110.4     111.5
   Aquarius-Canada                        100                           179            .18              -         -         -
                                                                                                  ------------------------------
      Total Foreign                                                                                  99.3     110.9     112.3
                                                                                                  ------------------------------
           Total                                                                                    113.0     124.8     126.0
                                                                                                  ------------------------------

Asarco Beneficial Production                                                                         39.9      74.0      74.6

REFINERY
   Amarillo                               100                                                       226.9     225.4     195.2

SALES OF REFINED GOLD
Ounces Sold                                                                                         162.3     191.2     189.4
Toll Metal Deliveries                                                                                   -       0.4      41.4
Realized Price ($/oz)                                                                             $358.59   $360.53   $397.85
Refined Gold Sold ($ in millions)                                                                     $58       $69       $75

ASSOCIATED COMPANIES
MIM                                      17.2
   Porgera                                                25         54,751           .017        1,269.3   1,461.7     763.8
   Tick Hill                                             100            353            .52          191.1     109.1         -
   Ravenswood                                            100             98            .32           27.5      21.8      28.6
   Tom's Gully                                           100              -              -              -         -      22.1
MEDIMSA                                  28.3
   Base Metal Mines                                      100         72,434                          14.7       8.7      10.8
   Mexicana de Cobre                                    94.8      1,653,000                           9.6       7.8         -
   Mexicana de Cananea                                  76.1      1,841,000                           5.7       8.1      13.9

Asarco's & associated companies'
share of western world mine
production                                                                                           3.2%      3.1%      1.7%


A20

All mineral reserves represent 100% of the reserves for that mine and the percentage ownership of Asarco and associated companies is separately indicated. All mineral reserves are as of December 31, 1993, except for M.I.M. Holdings Limited which are as of June 30, 1993, and MEDIMSA which are as of December 31, 1992. Reserves are estimated quantities of proven and probable ore that under present and anticipated conditions may be economically mined and processed for the extraction of their mineral content. The data for MIM and MEDIMSA are as published by those companies and supplemental information to support the reserves for those companies has not been reviewed by the U.S. Securities and Exchange Commission. Controlled mineral deposits include those owned, directly or indirectly through subsidiaries, partnerships or joint ventures, optioned, leased, or held under government concession.

All production figures represent entire amounts of operations, including those under lease, joint venture, government concessions or operated by subsidiaries or associated companies. Metal production figures for associated companies are from mines. Data for MIM are based on its June 30 fiscal year.

OTHER OPERATIONS

The following is additional information on other operations of the Company. The principal activities included in the business segment entitled "Other" are those of Capco Pipe Company, Inc. ("Capco"), a wholly owned subsidiary that manufactures polyvinyl chloride pipe, ("PVC") the environmental services operations of other subsidiaries and the zinc oxide production of a unit operating in Hillsboro, Illinois. None of these operations constitute a significant portion of the total operations of the Company. During 1993 Capco permanently shut down its asbestos cement pipe business. The Company plans to dispose of its PVC and zinc oxide operations in 1994.


ITEM 3.  LEGAL PROCEEDINGS

Reference is made to the Contingencies and Litigation Note to the Financial Statements on page A43 and A44 of this report.

The following is additional information with respect to the asbestos personal injury litigation. While no one personal injury action is exactly like any other, the following three pending lawsuits are typical of those in which employees of other companies allege death or injury resulting from alleged exposure to asbestos fiber supplied by Lac d'Amiante du Quebec, Ltee ("LAQ"), a wholly-owned subsidiary, and other suppliers to their employers' manufacturing operations:

1) In POGORZELSKI, ET AL. V. AMTORG TRADING CORPORATION, ET AL., Docket No. L-12274-91, pending since October 31, 1991 in the Superior Court of New Jersey, Middlesex County, 19 primary and 8 secondary plaintiffs sued LAQ and 25 other defendants that allegedly supplied asbestos fiber or asbestos containing products to Johns-Manville's Manville, New Jersey facility for substantial compensatory and punitive damages for death or injuries allegedly resulting from the primary plaintiffs' exposure to asbestos fiber while employed at that facility. The claims of seven of the primary plaintiffs were dismissed as to LAQ in June 1992. The plaintiffs allege a broad range of respiratory and other injuries including disabling lung changes, asbestosis, cancer, and mesothelioma. Liability is alleged on theories of strict liability, negligence, breach of warranty, misrepresentation, ultra hazardous activity and conduct, conspiracy, concert of action, market share or enterprise liability, and alternative liability. The thrust of the complaint is that the defendants, individually or collectively, failed to warn the primary plaintiffs of the possible hazards associated with inhalation of asbestos fibers while working with or being exposed to such fibers.

2) In CAMPBELL V. W.R. GRACE AND COMPANY, ET AL., Docket No. CV-92-0295147S, pending since May 14, 1992 in the Superior Court of Connecticut for the Judicial District of Fairfield at Bridgeport, one primary and one secondary plaintiff sued LAQ and 14 other defendants that allegedly supplied asbestos fiber or asbestos containing products to various job sites in Connecticut including the Raybestos-Manhattan facility in Stratford, Connecticut. Plaintiffs seek substantial compensatory and punitive damages for pleural plaques allegedly resulting from primary plaintiff's exposure to asbestos fiber while employed at these job sites. The thrust of the complaint is similar to the POGORZELSKI case.

A21


3) In RETTBERG V. ARMSTRONG WORLD INDUSTRIES, INC., ET AL., Case No. May Term 1993, No. 1734, pending since May 11, 1993 in the Pennsylvania Court of Common Pleas, Philadelphia County, one primary and one secondary plaintiff sued LAQ and nine other defendants that allegedly supplied asbestos fiber or asbestos containing products to Owens-Corning Fiberglas Corporation's Berlin, New Jersey facility or various other job sites including Quaker Shipyard, R.T.C. Shipyard, Universal-Dundle, New York Shipyard, and RCA. The plaintiffs demand substantial compensatory and punitive damages for "bilateral pleural thickening" allegedly resulting from primary plaintiff's exposure to asbestos fiber while employed at these facilities. The thrust of the complaint is similar to the POGORZELSKI case.

The WELSH V. ASBESTOS CORPORATION, LTD., ET AL. case described in Item 3 of Asarco's 1992 Form 10-K was settled in February 1993 and the BATTEN V. GARLOCK, INC. ET AL. case also described in the same item was administratively dismissed in October 1993.

In addition to these personal injury lawsuits arising out of alleged asbestos exposure to employees of other companies using asbestos fiber in their manufacturing operations, included in the asbestos product liability lawsuits pending against LAQ and Asarco are numerous lawsuits arising from products (such as insulation and brake linings) manufactured by others. These cases typically allege a failure to warn of possible health hazards associated with those products and proceed on theories similar to those asserted in the POGORZELSKI case. In many such cases LAQ and Asarco, having never manufactured such products, have obtained dismissals. Typical of lawsuits in which plaintiffs allege asbestos exposure due to products manufactured by others are:

1) BITTINGER V. ACME SAFETY PRODUCTS, ET AL., Case No. 88-7-2206, pending since July 10, 1989 in the Ohio Court of Common Pleas, Summit County, where 120 primary and 99 secondary plaintiffs sued LAQ and 69 other defendants that allegedly supplied asbestos, talc and/or products or components containing asbestos or talc, to the primary plaintiffs' employers in the tire and rubber industry in Ohio. (The claims of two of the primary plaintiffs were dismissed as to all defendants in 1992 and 1993). The plaintiffs demand substantial compensatory and punitive damages for injuries allegedly resulting from their exposure to talc and asbestos. The thrust of the complaint is similar to the POGORZELSKI case.

2) ABRAMS, ET AL. V. OWENS-CORNING FIBERGLAS CORP., ET AL., Civil Action Nos. 93-C-6152 through 93-C-6265 (made part of IN RE: MASS III KANAWHA COUNTY ASBESTOS CASES, Civil Action No. 92-C-8888), pending since September 22, 1993 in the Circuit Court of Kanawha County, West Virginia, where 114 primary and 91 secondary plaintiffs sued LAQ, Asarco and 65 other defendants that allegedly supplied asbestos and/or products containing asbestos to the primary plaintiffs' employers in West Virginia. The plaintiffs demand substantial compensatory and punitive damages for injuries allegedly resulting from their exposure to asbestos. The thrust of the complaint is similar to the POGORZELSKI case.

3) ABERNATHY V. AC&S, INC., ET AL., Case No. A9209667-C, pending since September 17, 1992 in the District Court of Orange County, Texas, where 2,733 primary and 2,229 secondary plaintiffs sued Asarco and its wholly-owned subsidiary Capco as well as 70 other defendants that allegedly supplied asbestos and/or products containing asbestos (or that were allegedly alter egos to or "controlling producers" of such suppliers) to the primary plaintiffs' employers in Alabama. The plaintiffs demand substantial compensatory and punitive damages for injuries allegedly resulting from their exposure to asbestos. The thrust of the complaint is similar to the POGORZELSKI case. During 1993 the case was settled as to Asarco. Capco remains a defendant in this and 69 other cases brought by 1,399 additional primary plaintiffs.

The total of 13,940 pending primary plaintiffs reported for the Company and two of its subsidiaries at December 31, 1993 includes approximately 8,100 primary plaintiffs' claims in West Virginia, that were settled in February 1994.

In 1991, the Judicial Panel on Multidistrict Litigation transferred all asbestos cases pending in federal court to the United States District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings. Cases containing approximately 2 percent of LAQ's primary plaintiffs are affected by this action.

As of December 31, 1993, LAQ, Asarco and Capco have settled or been dismissed from a total of approximately 4,357 asbestos personal injury lawsuits brought by approximately 18,114 primary and approximately 10,554 secondary plaintiffs.

A22



With respect to the actions relating to asbestos-containing products in structures reported in the Contingencies and Litigation Note, the following supplemental information is provided. THE SCHOOL DISTRICT OF LANCASTER, ET AL.
V. LAKE ASBESTOS OF QUEBEC, LTD., ET AL., Civil Action No. 83-0286, was filed in 1983 in United States District Court for the Eastern District of Pennsylvania. Subsequently, cases were filed by different school districts in the same court seeking the same relief on behalf of the same class (BARNWELL SCHOOL DISTRICT NO. 45 V. U.S. GYPSUM, ET AL., Civil Action No. 83-1395, filed in 1983; BOARD OF EDUCATION OF THE MEMPHIS CITY SCHOOLS, ET AL. V. U.S. GYPSUM, ET AL., Civil Action No. 84-2312, filed in 1984). In 1984, these actions were consolidated as IN RE ASBESTOS SCHOOL LITIGATION, Civil Action No. 83-0268, and the case was certified to proceed on behalf of a class of all public school districts and private primary and secondary educational institutions in the United States.
LAQ settled this action in March 1989, and all necessary court approvals have been obtained. The other actions, including some purported class actions, involve colleges and universities, real estate companies, transit corporations, private buildings under lease to the federal government, schools, and public buildings in cities and states. Each of these actions seeks substantial actual damages, and most but not all seek punitive damages.

As of December 31, 1993, LAQ has settled four and been dismissed from another 79 actions involving asbestos in structures. Asarco has been dismissed from all eleven actions in which it had been named.

In 1987, LAQ began litigation against certain excess liability insurers for a declaration of insurance coverage for its asbestos cases similar to the one that had been obtained by LAQ against certain other insurers in a 1985 court ruling that held that the comprehensive continuous theory of coverage applies to those insurers' policies as regards LAQ's asbestos personal injury and property damage litigation. Settlements have been reached with certain of these insurers and the case remains pending in federal court in the Southern District of New York.

In June 1993, the Company was sued by two of its liability insurance carriers, the Insurance Company of North America and California Union Insurance Company, in state court in New Brunswick, New Jersey for a declaration that the insurance companies have no insurance obligation for environmental matters for which the Company is seeking coverage. The insurance companies also included Asarco's other liability insurers in the lawsuit, and they have sought similar declaratory relief. Asarco has filed cross claims and counterclaims in this lawsuit seeking a court declaration that insurance coverage of its environmental matters does exist. In November 1990 the Company filed a lawsuit against several of its liability insurers in state court in King County, Washington seeking insurance coverage for the Tacoma log sort yard cases. In January 1994 the Company filed a similar lawsuit in state court in Denver, Colorado seeking insurance coverage for a class action lawsuit concerning the Company's Globe Plant that had been settled during 1993.

In March 1993 a lawsuit was filed in United States District Court in Tacoma, Washington on behalf of classes of persons who own or rent residential property within two miles of the Company's former Tacoma plant. In May 1993, it was transferred to the United States District Court in Seattle, Washington. The action asserts claims of trespass, nuisance, negligence, strict liability, and unjust enrichment, as well as under CERCLA, for property damage due to past emissions of metals from the plant. The action also seeks the establishment of a fund to pay for the medical monitoring of an alleged class of persons who now reside or who in the future will reside on property located within two miles of the plant. In September 1993 the court certified the action to proceed as a class action. Plaintiffs' counsel has represented that the Medical Monitoring Class consists of an estimated 18,000 individuals, and the other two classes consist of more than 5,000 owners or renters. The Company has legal and factual defenses including the comprehensive remediation programs that have been and will be taken under EPA Superfund proceedings regarding the subject matter of the lawsuit.

In April 1993, the Town of Ruston, Washington filed a lawsuit against the Company in United States District Court in Tacoma, Washington. The lawsuit asserts claims for damage to property owned by the town due to the operation of the Company's former Tacoma plant similar to the claims asserted in the class action lawsuit referred to in the immediately preceding paragraph, and it has been consolidated with that suit and transferred to the United States District Court in Seattle. The lawsuit had originally stated claims for lost tax revenue, but these claims were dismissed by the court on Asarco's motion.

A23


In May 1989, a lawsuit was filed in state court in Butte, Montana by Montana Mining Properties ("MMP") which claims to have had a contractual first right of refusal on the 49.9% interest in the Montana copper mining business of Montana Resources, Inc. that was sold to Asarco in June 1989. MMP seeks an injunction and compensatory and punitive damages from Asarco for alleged tortious interference with its contract with Montana Resources, Inc.

On October 8, 1991, ARCO Incorporated ("ARCO") filed suit in federal court in Montana against Montana Resources and its partners, including Asarco and one of its subsidiaries, alleging breach of contract resulting from defendants' failure to reclaim contaminated water in an abandoned mining pit (the Berkeley Pit) at partnership-owned property in Butte, Montana. ARCO demanded compensation for study costs under CERCLA with respect to such water, and a determination that defendants are responsible for reclamation of the pit. The defendants assert that ARCO is responsible for such CERCLA and reclamation costs. Trial has been set for mid-1995.

In March 1993 the Arizona Department of Environmental Quality notified the Company that it was seeking fines of approximately $700,000 for alleged violations of the Clean Air Act at the Company's Ray Complex in Arizona relating to disposal of asbestos cement pipe. On July 6, 1993 the State of Arizona filed suit seeking civil penalties for the alleged violations and other relief. The Company is negotiating to resolve this matter.

The opinion of management regarding the outcome of legal proceedings and environmental contingencies, set forth in the Contingencies and Litigation Note (Note 8) to the Financial Statements, is based on considerations including experience relating to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when availability of insurance is not established. The Company considered such factors in establishing its environmental reserve in December of 1990 and in determining modifications to its reserve in 1991, 1992 and 1993.

See also Item 1, "Environmental, Safety and Health Matters," for further information concerning pending legal or administrative proceedings involving Asarco.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

A24


EXECUTIVE OFFICERS OF ASARCO AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
                                (As of February 23, 1994)

                                                                        Officer
Name                               Office and Experience           Age   Since
- ----                               ---------------------           ---  -------

Richard de J. Osborne   1989-1994  Chairman of the Board, Chief    59      1975
                                     Executive Officer and
                                     President

Francis R. McAllister   1993-1994  Executive Vice President,       51      1978
                                     Copper Operations
                        1992-1993  Executive Vice President,
                                     Finance and Administration
                                     and Chief Financial Officer
                        1989-1992  Vice President, Finance and
                                     Administration and Chief
                                     Financial Officer

Robert J. Bothwell, Jr. 1989-1994  Vice President, Sales           56      1987

Thomas J. Findley, Jr.  1991-1994  Treasurer                       46      1991
                        1989-1990  Director of Management
                                     Information Services

James J. Kerr           1992-1994  Vice President, Commercial      63      1991
                        1991-1992  Vice President, Ore
                        1989-1991  Vice President-Elders Raw
                                     Materials Limited

Augustus B. Kinsolving  1989-1994  Vice President, General         54      1983
                                     Counsel and Secretary

Kevin R. Morano         1993-1994  Vice President, Finance and     40      1993
                                     Chief Financial Officer
                        1991-1993  General Manager, Ray Complex
                        1989-1991  Treasurer

Robert J. Muth          1989-1994  Vice President, Government      60      1977
                                     and Public Affairs

Robert M. Novotny       1993-1994  Vice President, Lead, Zinc,     45      1988
                                     Silver and Mineral
                                     Operations
                        1989-1993  Vice President, Operations

Ronald J. O'Keefe       1989-1994  Controller                      52      1982

Gerald D. Van Voorhis   1992-1994  Vice President, Exploration     55      1992
                        1989-1991  Vice President-Socorro Mining
                                     Company

Michael O. Varner       1993-1994  Vice President, Environmental   52      1993
                                     Operations
                        1992-1993  General Manager, Western
                                     Metals
                        1989-1992  Director, Technical Services

James L. Wiers          1989-1994  General Auditor                 49      1987

David B. Woodbury       1993-1994  Vice President, Human           53      1993
                                     Resources
                        1989-1993  Vice President, Human
                                     Resources - Ferro
                                     Corporation

A25


                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON SHARE AND RELATED STOCKHOLDER MATTERS

At March 16, 1994, there were approximately 10,072 common stockholders of record. The principal market for Asarco's Common Stock is the New York Stock Exchange. The Stock Exchange symbol for Asarco's common stock is AR. High and low stock prices and dividends for last two years were:


QUARTERS                         1ST                 2ND                 3RD                 4TH                TOTAL
                         ------------------  ------------------  ------------------  ------------------  -------------------
                           1993      1992      1993      1992      1993      1992      1993      1992      1993      1992
                         --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
DIVIDENDS PAID PER         .20       .20       .10       .20       .10       .20      .10        .20       .50       .80
 COMMON SHARE

STOCK MARKET PRICE:
    HIGH                 28-5/8    28-3/4    23-1/4    31-3/8    20-1/4    30-1/2    22-7/8    25-1/4    28-5/8    31-3/8
    LOW                  23-1/2    19-7/8    17-3/4    24-3/4    16-7/8    23-3/4    16-5/8    22-1/4    16-5/8    19-7/8


A26


ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA
(in millions, except per share data)



                                         1993           1992           1991           1990           1989
                                    -------------- -------------- -------------- -------------- --------------

CONSOLIDATED STATEMENT OF
 EARNINGS DATA
Net sales                              $1,736         $1,908         $1,912         $2,210         $2,214
Operating income (loss)                  (111) (a)       (42) (c)        61  (d)       127  (e)       238  (f)
Earnings (loss) before equity
 earnings and cumulative effect of
 changes in accounting
 principles                               (98)           (32)            36             99            184
Equity earnings                            27              3             10  (d)        36             41
Net earnings (loss)                        16  (b)       (83)            46            136            224
Net earnings (loss) per share           $0.38         $(2.01)         $1.12          $3.28          $5.34
Cash dividends per common share         $0.50          $0.80          $1.60          $1.60          $1.50

CONSOLIDATED STATEMENT OF
 CASH FLOWS DATA
Cash provided from operating
 activities                            $   39         $  106         $   67         $  150         $  270
Cash dividends paid on common
 stock                                     21             33             66             66             63
Property additions                        112            135            283            237            157
Business acquisitions, net of
 cash acquired                              -              -             17              6            116
 Depreciation and depletion                81             87             75             75             64

CONSOLIDATED BALANCE SHEET DATA
(end of period)
Total assets                           $3,153         $2,946         $2,954         $2,790         $2,456
Inventories - replacement cost
 in excess of LIFO inventory
 costs                                    114            125            130            157            165
Total debt                                901            869            802            543            348
Common stockholders' equity             1,472          1,357          1,475          1,490          1,431

COMMON STOCK DATA
Common shares outstanding              41,718,000     41,467,000     41,249,000     41,058,000     41,604,000
Price-high                              $28-5/8        $31-3/8        $30-1/2        $34-1/8        $35-7/8
     -low                               $16-5/8        $19-7/8        $18-1/4        $22-1/4        $26-1/8
Book value per common share              $35.27         $32.74         $35.75         $36.29         $34.40
Price/Earnings ratio                     60.92            -            19.13          8.27           5.60
Dividend payout ratio                   133.2%            -           143.2%          48.8%         28.1%

Financial Ratios
Current assets to current
 liabilities                              1.5             1.6           1.8           2.0            1.8
Debt as % of capitalization              38.0%           39.0%         35.2%          26.7%         19.6%

Employees (at year-end)                 8,500           8,900         9,100         9,300         9,000



A27



NOTES TO SELECTED FINANCIAL DATA
(a) Includes a $25.6 pre-tax provision for the valuation of inventories and additions to reserves for closed plants, $9.2 million of LIFO profits and $8.2 million of previously unrecognized losses of Nor Peru.
(b) Includes $26.4 (net of taxes of $.4) of previously unrecognized equity earnings of Southern Peru Copper Corp. and $86.3 as the result of the cumulative effect of a change in accounting principle.
(c) Includes a $66.7 pre-tax provision for closed plant and environmental matters and a $31.9 provision to reduce the carrying value of certain facilities.
(d) Includes a $10.6 pre-tax provision for doubtful accounts for a copper customer receivable. Effective the second quarter of 1991, MEDIMSA is accounted for on the cost basis.
(e) Includes a $75.5 pre-tax provision for closed plants and environmental matters and $7.0 for increased State of Arizona royalties.
(f)  Includes a $34.3 pre-tax loss on sale of businesses.


A28


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS: The Company reported net earnings for the year ended December 31, 1993 of $15.6 million, or $.38 per share, compared with a net loss of $83.1 million, or $2.01 per share in 1992 and net earnings of $46.0 million, or $1.12 per share, in 1991. Net earnings in 1993 include $104.5 million of previously unrecognized results of the Company's investments in Peru. In the fourth quarter of 1993, the Company resumed equity accounting for its 52.3% interest in Southern Peru Copper Corporation (SPCC) and recorded the results of its 80% owned subsidiary Corporacion Minera Nor Peru, S.A. (Nor Peru). The change in accounting for Asarco's investments in Peru resulted from the improvements in the political, economic and operating conditions in Peru, which included the ratification of a new constitution and the successful completion of SPCC's capital program financing, which restored management's influence over its Peruvian operations. To reflect this change, the Company recorded $18.2 million of previously unrecognized earnings relating to the period 1988 through 1993 from its investments in Peru and $86.3 million, or $2.08 per share, for the cumulative effect of a change in accounting principle resulting from SPCC's adoption of SFAS 109, "Accounting for Income Taxes". The Company also recorded an after-tax charge of $16.7 million ($25.6 million pre-tax) related to the valuation of certain inventories and additions to reserves, principally for assets planned for disposition. Also included in 1993 earnings are LIFO profits of $5.9 million after-tax ($9.2 million pre-tax) resulting from the reduction of inventories accounted for on a LIFO basis due principally to the completion of the integration of the Company's copper business.

Results were adversely impacted beginning in late 1992 and into early 1993 by unusually heavy rains in Arizona which affected operations at two of the Company's principal copper properties. While the most severe effect of the rains was overcome by the second quarter of 1993, the limitations imposed on mining operations at the Ray mine by the substantial amount of water retained in the pit continued to affect operations through the balance of the year. As a result, copper production was reduced from expected levels, costs were higher and net earnings were reduced by $22 million. Completion of the major expansions at the Company's Mission and Ray mines in Arizona resulted in increased copper mine production in 1993 and 1992 compared with 1991, but principally because of the heavy rains in Arizona, copper mine production did not meet expectations.

Asarco earnings are heavily influenced by the metals markets. The economic recovery in the United States created increasingly strong demand for the Company's products domestically but economic weakness in continental Europe and in Japan offset most of the growth in the U.S., Southeast Asia and Latin America. As a result of the imbalance in supply and demand, prices for all of the Company's principal base metal products, copper, lead and zinc, reached new lows for this economic cycle in 1993. Silver prices however, increased in 1993 compared to 1992 and 1991 as speculative buying and concern over inflation renewed investor demand for precious metals. Compared with 1992, the Company's 1993 earnings were lowered by $96 million due to these price declines.

The net loss of $83.1 million in 1992 includes an after-tax charge of $122.1 million consisting of $56 million for the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", $44 million for environmental costs, and $21.1 million for the reduction in carrying value of certain facilities.

Net earnings of $46 million in 1991 were reduced by a charge of $6.6 million after-tax, to establish a reserve for a receivable from a copper customer which filed for bankruptcy protection and were benefited by an after-tax profit of $5.4 million from the sale of the Company's direct interest in Highlands Gold Limited.

In August 1993, the Company sold a 9.9% interest in Asarco Australia Limited (Asarco Australia), its gold mining subsidiary for $13.8 million. The sale resulted in a pre-tax gain of approximately $10.3 million ($5.4 million after-tax). Owning less than 50% of Asarco Australia following the sale, the Company began to account for this investment by the equity method. In September 1993, Asarco Australia offered 13.3 million shares of previously unissued common stock to the public, resulting in net cash proceeds of A$16.4 million. As a result of this share issuance, the Company's ownership was reduced to 45.3% and a $3.3 million pre-tax gain ($2.1 million after-tax) was recognized as the shares were sold at a price exceeding the book value per share of the Company's investment. In January 1994, the Company sold its remaining 45.3% interest (66.5 million shares) for $79.5 million. The sale resulted in a pre-tax gain of $58.5 million which will be reported in the first quarter of 1994.

A29


PRICES: Prices for the Company's metals are established principally on the New York Commodity Exchange (COMEX) or the London Metal Exchange (LME). Thus, it is not possible to predict prices for future metal sales.

Price volume analysis:
The following prices and volumes were realized.


          PRICE                       1993           1992           1991
                                  -----------   ------------   ------------

          Copper (per pound)        $     .87     $     1.04     $     1.07
          Lead (per pound)                .20            .26            .26
          Silver (per ounce)             4.22           3.97           4.12
          Zinc (per pound)(1)             .44            .56            .51
          Gold (per ounce)             358.59         360.53         397.85

          VOLUME (IN THOUSANDS)
          Copper (pounds)           1,056,200      1,005,200        973,100
          Lead (pounds)               423,000        403,200        424,600
          Silver (ounces)              32,754         34,775         37,325
          Zinc (pounds)(1)            192,500        212,000        205,100
          Gold (ounces)                   162            191            189

(1) Zinc prices are per pound for refined zinc, which is sold in concentrate form. Volume is pounds of refined zinc contained in concentrate. The Company fully hedged its zinc mine production for 1993 at an average price of 55 cents per pound.


SALES: Sales in 1993 were $1,736.4 million, compared with $1,908.5 million in 1992 and $1,911.8 million for 1991. The decline in sales dollars caused by lower prices for copper and lead in 1993 was partially offset by increased volumes for both metals. Accounting for the Company's investment in Asarco Australia as an equity investment rather than as a consolidated subsidiary reduced 1993 sales by approximately $25 million.

COST OF PRODUCTS AND SERVICES: Cost of products and services in 1993 were $1,638.0 million, compared with $1,647.3 million in 1992 and $1,634.2 million in 1991. The decrease in 1993 was caused principally by the elimination of operating costs at operations on standby status. In April 1993, the Company put its Troy, Montana, copper-silver mine on standby due to low silver prices. The Troy shutdown followed the suspension of production at the Galena mine in 1992 and the Coeur mine in 1991. LIFO profits of $9.2 million, the deconsolidation of Asarco Australia and other operating cost reductions, $8.2 million of previously unrecognized losses of Nor Peru and higher purchases of refined copper also affected cost of products and services. The Company's cost for purchased refined copper approximates the market price at which it is sold.
Cost of products and services were negatively impacted by the heavy rains in Arizona in late 1992 and early 1993. The increase in 1992 was from increases in copper sales volumes, net of the impact of lower lead and silver sales volumes and lower purchases of refined copper. In 1991, equipment availability problems, higher reagent usage, pump repairs and train derailments at the Ray mine, resulted in reduced production and higher operating costs.

OTHER EXPENSES: Selling and administrative costs decreased by $1.8 million in 1993 and $7.1 million in 1992, principally as a result of cost reduction programs. The 1991 provision for doubtful accounts includes a $10.6 million bad debt reserve for receivables from Laribee Wire Manufacturing Company, Inc. and its affiliated companies. Depreciation and depletion expense decreased by $6 million in 1993 as a result of the temporary closure of the Troy mine, the deconsolidation of Asarco Australia and lower production at the Ray mine due to heavy rains. Depreciation and depletion expense increased by $11.8 million in 1992 primarily as a result of higher production following the completion of the expansion programs at Mission in October 1991 and Ray in February 1992. Increases in ore reserves at Ray extended the economic life of the mine, reducing depreciation and depletion expense. Research and exploration expense declined by $5.0 million in 1992 as a result of reduced levels of exploration activity, and that level was maintained in 1993.

A30


NONOPERATING ITEMS: Interest expense increased a further $6.1 million in 1993 after increasing by $5.0 million in 1992 as compared to 1991 as a result of higher borrowings. The amount of interest capitalized has been declining as a result of the completion of portions of the copper expansion program. Interest expense has been reduced by lower interest rates paid on floating rate debt.
The weighted average interest rate on this debt was 3.7% in 1993 compared to 4.2% in 1992 and 6.5% in 1991. Other income was $30.2 million in 1993, $23.9 million in 1992 and $22.9 million in 1991. Other income in 1993 includes a $10.3 million gain on the sale of a 9.9% interest in Asarco Australia and $9.4 million of dividends from SPCC, recorded prior to resuming equity accounting. Other income in 1992 includes $7.8 million of dividends from SPCC and in 1991 an $8.7 million gain on the sale of Highlands Gold Limited shares. Dividends from M.I.M. Holdings Limited included in other income were $8.3 million in 1993, $8.8 million in 1992 and $9.5 million in 1991.

TAXES ON INCOME: The tax benefits in 1993 and 1992 result principally from operating losses and, in 1992, from the settlement of a Canadian tax assessment. Taxes in 1993 include $2.8 million for additional deferred Federal Income taxes as a result of the increase in the statutory tax rate to 35% and higher taxes on the gain realized on the sale of 9.9% of the shares of Asarco Australia, as a result of providing taxes on earnings previously treated as permanently reinvested while Asarco Australia was a consolidated subsidiary. Taxes on income were reduced for 1991 as a result of percentage depletion, partially offset by the tax effect of the pro rata repurchase of outstanding shares by SPCC. Net operating loss carryforwards have reduced the Company's deferred tax liability by $127.6 million at December 31, 1993. The Company believes that these carryforwards, which expire in 2006, 2007 and 2008, will reduce future federal income taxes otherwise payable and, if necessary, the Company could implement available tax planning strategies, including the sale of certain assets, to realize the tax benefit of the carryforwards.

EQUITY IN EARNINGS OF NONCONSOLIDATED ASSOCIATED COMPANIES: Equity earnings in 1993 are principally from the previously unrecognized results of SPCC. In the second quarter of 1991, the Company discontinued equity accounting for its investment in Mexico Desarrollo Industrial Minero, S.A. de C.V. (MEDIMSA), after announcing that it was considering the sale or other form of disposition of some or all of its investment. In light of this and other factors, the Company's equity earnings from MEDIMSA include earnings for the first quarter of 1991 only. In January 1994, the Company signed an agreement with Grupo Industrial Minera Mexico, S.A. de C.V. (Grupo Mexico) for combining MEDIMSA with Grupo Mexico, its publicly traded parent. The agreement is subject to a number of approvals. Under the terms of the agreement with Grupo Mexico, the Company will hold a 23.6% stake in the new Grupo Mexico upon completion of the transaction. This transaction will ultimately provide greater liquidity for the Company as its holdings will be in a publicly traded entity.

CASH FLOWS - OPERATING ACTIVITIES: Net cash provided from operating activities was $38.9 million in 1993, compared with $105.7 million in 1992 and $67.5 million in 1991. The $66.8 million decrease in 1993 from 1992, was from lower earnings due to a decline in metals prices and other items noted above, net of $101.5 million of operating cash provided from inventory and receivable reductions and higher accounts payable. Setting aside the effect of the $122.1 million provision, which is a noncash charge, and other noncash items, the $38.2 million increase in 1992 from 1991 results from $13.9 million from operating activities and $24.3 million from a reduction in operating assets net of liabilities.

CASH FLOWS - INVESTING ACTIVITIES: Capital expenditures were $112.3 million in 1993, of which $23.8 million was spent on the completion of the El Paso copper smelter modernization. Capital expenditures in 1992 were $134.6 million, including $70.3 million for the copper expansion and modernization program at the Ray mine and El Paso smelter and $9.5 million for participation payments on previously acquired properties. Capital expenditures in 1991 were $282.9 million, of which $207.5 million was spent on the expansion and modernization program at the Mission and Ray mines and the El Paso smelter. The expansion and modernization at Mission was completed in the fourth quarter of 1991 and at Ray in the first quarter of 1992. The Company's planned capital expenditures in 1994 are estimated to be about $90 million.

The proceeds from sale of securities and property represents, principally, the investment portfolio of Geominerals Insurance Company, Ltd. which for the most part is reinvested by purchasing additional securities. Proceeds of $13.8 million from the sale of a 9.9% interest in Asarco Australia are included in proceeds from sale of securities in 1993. In 1992, the Company did not exercise a $40 million option to purchase 16,705,527 shares of MEDIMSA which it held under a 1989 agreement, effectively lowering its ownership interest to 28.3%. Included in purchases of investments in 1991 is $24.9 million for a stock subscription of MEDIMSA by a wholly owned subsidiary of the Company. The Company received

A31


proceeds of $25.8 million in 1991 from the sale of shares of Highlands Gold Limited and received $31.4 million from a SPCC pro rata repurchase of outstanding shares which is included in proceeds from sale of securities. The Company reduced its carrying value in SPCC by the amount of these proceeds. In 1991, Asarco Australia, previously a 60% owned subsidiary of the Company, acquired the remaining 50% interest in the Wiluna gold mine owned by its former partner for $17.4 million.

LIQUIDITY AND CAPITAL RESOURCES: Debt securities in the amount of $250 million were issued in 1993 including $100 million of 7 3/8% Notes due in 2003, $100 million of 7 7/8% Debentures due in 2013 and $50 million of 7% Notes due in 2001. Proceeds of these debt issues were used to reduce borrowings under revolving credit loan agreements. In addition, after year-end, the Company prepaid its 9 3/4% Sinking Fund Debentures at par value plus a premium of .9%. In 1993, the Company also entered into a new five-year $320 million revolving credit agreement to replace a $260 million revolving credit agreement which expired. At December 31, 1993, the Company's debt as a percentage of total capitalization was 38.0%, compared with 39.0% at the end of 1992 and 35.2% at the end of 1991. Debt at the end of 1993 was $900.5 million, compared with $868.8 million in 1992 and $801.6 million at the end of 1991. Additional available credit under existing loan agreements totaled $339 million at the end of 1993. The Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" in the fourth quarter of 1993, which increased stockholders equity by an after-tax credit of $112.7 million ($173.4 million pre-tax) to reflect the increased net value of its cost investments, principally M.I.M. Holdings Limited. Earnings were not affected by this accounting change.

The Company expects that it will meet its cash requirements in 1994 and beyond from internally generated funds, from proceeds of the sale of its remaining interest in Asarco Australia in January 1994 and from borrowings, if necessary, under its revolving credit agreements, or from additional debt financing.

DIVIDENDS AND CAPITAL STOCK: The Company paid dividends of $20.8 million, or 50 cents per share, in 1993 and $33.0 million, or 80 cents per share, in 1992. In 1991, the Company purchased 67,314 shares of common stock at a cost of $1.8 million and paid dividends of $65.8 million, or $1.60 per share. At the end of 1993, the Company had 41,718,000 common shares issued and outstanding, compared with 41,467,000 at the end of 1992 and 41,249,000 at the end of 1991.

CLOSED FACILITIES AND ENVIRONMENTAL MATTERS: During 1993, the reserve for environmental matters was increased by $6.2 million for ongoing evaluations of environmental costs. As a result of developments during 1992, at a number of the Company's properties where it was probable that an environmental liability had been incurred, the Company was able to further refine previous estimates with requisite certainty for a substantial portion of the anticipated costs at those sites. Accordingly, in 1992, the Company recorded a pre-tax charge of $72.4 million to provide additional reserves for these environmental costs. At the end of 1993, reserves for closed plant and environmental matters totaled $116.1 million. Cash expenditures charged to these reserves were $44 million in 1993, $36 million in 1992 and $32 million in 1991. The increased level of expenditures in 1993 are due to settlement of litigation concerning past operations at the Company's Globe plant in Denver. Future environmentally related expenditures cannot be reliably determined in many circumstances due to the early stages of investigation, the uncertainties relating to specific remediation and clean-up methods and therefore the related costs, the possible participation of other potentially responsible parties, insurance coverage issues and changing environmental laws and interpretations. It is the opinion of Management that the outcome of these environmental matters will not materially adversely affect the financial position of Asarco and its consolidated subsidiaries. However, it is possible that future environmental contingencies could have a material effect on quarterly or annual operating results, when they are resolved in future periods. This opinion is based on considerations including experience related to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when the availability of insurance has not been determined.

In 1992, the Company concluded that certain facilities, primarily at the El Paso, Texas, smelter, were unlikely to be used following completion of its modernization and expansion program in 1993. Accordingly, the Company recorded a pre-tax charge of $31.9 million to reduce the carrying value of these facilities.

ACCOUNTING MATTERS: In 1993, the Company adopted SFAS 112, "Employers' Accounting for Post Employment Benefits", which had no net effect on earnings.

A32


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                               ASARCO Incorporated
                          and Consolidated Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS



For the years ended December 31,                      1993           1992           1991
(in thousands, except per share amounts)         -------------- -------------- --------------

Sales of products and services                    $1,736,358     $1,908,492     $1,911,806
Operating costs and expenses:
 Cost of products and services                     1,637,959      1,647,263      1,634,198
 Selling, administrative and other                    85,347         87,195         94,258
 Provision for doubtful accounts                       2,902          3,436         13,625
 Depreciation and depletion                           80,641         86,642         74,869
 Research and exploration                             20,871         21,410         26,431
 Provision for plant closures and
  disposals(7)                                        13,156         31,900              -
 Provision for environmental matters (8)               6,241         72,400          7,305
                                                ----------------------------------------------
Total operating costs and expenses                 1,847,117      1,950,246      1,850,686

                                                ----------------------------------------------
Operating income (loss)                             (110,759)       (41,754)        61,120
Interest expense (9)                                 (57,321)       (51,230)       (46,227)
Other income (2)                                      30,247         23,911         22,870
Gain on issuance of capital stock by
 Asarco Australia Limited (6)                          3,270              -              -
                                                ----------------------------------------------
Earnings (loss) before taxes and equity
 earnings and cumulative effect of
 changes in accounting principles                   (134,563)       (69,073)        37,763
Taxes on income (benefit) (3)                        (36,503)       (37,371)         2,199
                                                ----------------------------------------------
Earnings (loss) before equity earnings
 and cumulative effect of changes in
 accounting principles                               (98,060)       (31,702)        35,564
Equity in earnings of nonconsolidated
 associated companies, net of taxes
 of $406 in 1993 and $3,473 in 1991 (6)               27,384          2,575         10,393
                                                ----------------------------------------------
Earnings (loss) before cumulative
 effect of changes in accounting
 principles                                          (70,676)       (29,127)        45,957
Cumulative effect of changes in
 accounting principles, net of taxes of
 $27,800 in 1992 (6) (11)                             86,295        (53,964)             -
                                                ----------------------------------------------
Net earnings (loss)                               $   15,619     $  (83,091)    $   45,957
                                                ----------------------------------------------
                                                ----------------------------------------------

Per common share amounts:
Earnings (loss) before cumulative
 effect of changes in accounting
 principles                                       $    (1.70)     $   (0.70)     $    1.12
Cumulative effect of changes in
 accounting principles                                  2.08          (1.31)             -
                                                ----------------------------------------------
Net earnings (loss)                               $     0.38      $   (2.01)    $     1.12

                                                ----------------------------------------------
                                                ----------------------------------------------
Cash dividends                                    $     0.50     $     0.80     $     1.60
Weighted average number of shares
 outstanding                                          41,594         41,364         41,128


( )       See notes to financial statements


A33


                               ASARCO Incorporated
                          and Consolidated Subsidiaries
                           CONSOLIDATED BALANCE SHEET


At December 31,                                                      1993           1992
(dollars in thousands)                                           ------------   ------------

ASSETS
Current assets:
  Cash and cash equivalents                                      $   12,500     $   33,248
  Accounts receivable, net of allowance for
   doubtful accounts of $4,579 and $4,232                           312,178        341,878
  Inventories (4)                                                   245,034        283,026
  Other assets                                                       31,537         29,100
  Investment in Asarco Australia Limited(6)                          18,573              -
                                                               ------------------------------
        Total current assets                                        619,822        687,252
                                                               ------------------------------
Investments (6)
  Cost method                                                       783,417        803,550
  Equity method                                                     346,927         46,101
                                                               ------------------------------
        Total investments                                         1,130,344        849,651
                                                               ------------------------------
Property (7)                                                      2,497,605      2,423,720
  Less: Accumulated depreciation and
   depletion                                                     (1,192,153)    (1,112,755)
                                                               ------------------------------
        Net property                                              1,305,452      1,310,965
                                                               ------------------------------
Intangible and other assets                                          96,880         98,048
                                                               ------------------------------
        Total assets                                             $3,152,498     $2,945,916
                                                               ------------------------------
                                                               ------------------------------

LIABILITIES
Current liabilities:
  Bank loans                                                     $   16,875     $   20,574
  Current portion of long-term debt (9)                              14,801         63,868
  Accounts payable                                                  264,738        208,688
  Salaries and wages                                                 15,759         15,985
  Taxes on income (3)                                                29,516         42,879
  Reserve for closed plant and environmental
   matters (8)                                                       46,409         39,997
  Other current liabilities                                          30,582         28,720
                                                               ------------------------------
        Total current liabilities                                   418,680        420,711

Long-term debt (9)                                                  868,871        784,327
Deferred income taxes (3)                                           147,864        104,240
Reserve for closed plant and environmental
  matters (8)                                                        69,694        100,962
Accrued postretirement benefit obligation(11)                        92,943         90,214
Other liabilities and reserves                                       82,848         87,969
                                                               ------------------------------
        Total liabilities                                         1,680,900      1,588,423
                                                               ------------------------------

Contingencies (8)
PREFERRED STOCKHOLDERS' EQUITY (10)
Authorized-10,000,000 shares without par
  value; none issued
COMMON STOCKHOLDERS' EQUITY (10)
Authorized-80,000,000 common shares
  without par value: Issued shares: 1993 and 1992-
45,039,878                                                          679,991        679,991
Unrealized gain on securities reported at
  fair value (6)                                                    112,729              -
Retained earnings                                                   808,143        821,072
Treasury stock (at cost) - common shares
  1993-3,321,478; 1992-3,572,705;                                  (129,265)      (143,570)
                                                               ------------------------------
        Total common stockholders' equity                         1,471,598      1,357,493
                                                               ------------------------------
        Total liabilities, preferred and
          common stockholders' equity                            $3,152,498     $2,945,916
                                                               ------------------------------
                                                               ------------------------------

( ) See notes to financial statements


A34


                               ASARCO Incorporated
                          and Consolidated Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS



For the years ended December 31,                                    1993           1992           1991
(in thousands)                                                  ------------   ------------   ------------

OPERATING ACTIVITIES
Net earnings (loss)                                               $  15,619      $ (83,091)     $  45,957
Adjustments to reconcile net earnings (loss) to net
 cash provided from operating activities:


 Depreciation and depletion                                          80,641         86,642         74,869
 Provision (benefit) for deferred income taxes                      (19,639)       (60,200)         2,387
 Treasury stock used for employee benefits                            4,743          4,140          3,318
 Undistributed equity earnings                                      (26,114)        (1,772)       (11,788)
 Net gain on sale of investments and property                       (18,823)        (2,600)       (10,125)
 Cumulative effect of change in accounting
   principle by SPCC                                                (86,295)             -              -
 Provision for plant closures and disposals                          13,156         31,900              -
 Increase (decrease) in reserves for closed plant
   and environmental matters                                        (38,012)        36,781        (24,944)
 Provision for postretirement benefit obligation at
   adoption                                                               -         81,764              -
 Cash provided from (used for) operating assets and
   liabilities, net of acquisitions:
     Accounts receivable                                             21,765         (5,255)        53,759
     Inventories                                                     37,462        (19,200)       (10,174)
     Accounts payable and accrued liabilities                        42,231         13,553         (7,762)
     Other operating liabilities and reserves                        12,149          6,960        (52,171)
     Other operating assets                                            (709)        15,620          3,888
     Foreign currency transaction losses                                687            447            262
                                                                 ------------------------------------------
Net cash provided from operating activities                          38,861        105,689         67,476
                                                                 ------------------------------------------
INVESTING ACTIVITIES
Capital Expenditures                                               (112,315)      (134,574)      (282,917)
Business acquisitions, net of cash acquired                               -              -        (17,392)
Proceeds from sale of securities and property                       176,024         72,389        116,384
Purchase of investments, principally marketable
   securities                                                      (139,592)       (73,374)       (77,998)
                                                                 ------------------------------------------
Net cash used for investing activities                              (75,883)      (135,559)      (261,923)
                                                                 ------------------------------------------
FINANCING ACTIVITIES
Debt incurred                                                       387,788         84,781        267,654
Debt retired                                                       (349,371)       (20,195)        (9,466)
Retirement of common stock purchase warrants, net                         -              -            766
Net treasury stock transactions                                         321          1,209           (955)
Dividends paid                                                      (20,792)       (33,043)       (65,796)
                                                                 ------------------------------------------
Net cash provided from financing activities                          17,946         32,752        192,203
Effect of exchange rate changes on cash                              (1,672)        (4,844)         2,861
                                                                 ------------------------------------------
Increase (decrease) in cash and cash equivalents                    (20,748)        (1,962)           617
Cash and cash equivalents at beginning of year                       33,248         35,210         34,593
                                                                 ------------------------------------------
Cash and cash equivalents at end of year                          $  12,500      $  33,248      $  35,210
                                                                 ------------------------------------------
                                                                 ------------------------------------------

( ) See notes to financial statements

Descriptions of material noncash transactions and supplemental disclosures are included in Notes 3, 6, 8 and 9.


A35


                               ASARCO Incorporated
                          and Consolidated Subsidiaries
                      CONSOLIDATED STATEMENT OF CHANGES IN
                           COMMON STOCKHOLDERS' EQUITY



For the years ended December 31,                     1993           1992           1991
(dollars in thousands)                           ------------   ------------    -----------
Common stock
Balance at beginning of year:
  1993-45,039,878 shares;
  1992-45,039,878 shares;
  1991-44,992,272 shares                          $  679,991     $  679,991     $  679,225
Issuance of 47,606 shares upon
  exercise of common stock purchase
  warrants                                                 -              -            766
                                                ---------------------------------------------
Balance at end of year:
  1993-45,039,878 shares;
  1992-45,039,878 shares;
  1991-45,039,878 shares                             679,991        679,991        679,991
                                                ---------------------------------------------
Unrealized gain on securities reported
at fair value                                        112,729              -              -
                                                ---------------------------------------------
Retained earnings
Balance at beginning of year                         821,072        950,791        976,650
Net earnings (loss)                                   15,619        (83,091)        45,957
Cash dividends declared and paid on common shares    (20,792)       (33,043)       (65,796)
Treasury stock issued at less than cost               (9,243)        (7,035)        (7,679)
Foreign currency adjustment                            1,487         (6,550)         1,659
                                                ---------------------------------------------
Balance at end of year                               808,143        821,072        950,791
                                                ---------------------------------------------
Treasury stock
Balance at beginning of year                        (143,570)      (155,954)      (165,996)
Purchased                                               (127)          (166)        (1,840)
Used for corporate purposes                           14,432         12,550         11,882
                                                ---------------------------------------------
Balance at end of year:
  1993-3,321,478 shares;
  1992-3,572,705 shares;
  1991-3,790,624 shares                             (129,265)      (143,570)      (155,954)

                                                ---------------------------------------------
Total common stockholders' equity                $ 1,471,598    $ 1,357,493    $ 1,474,828
                                                ---------------------------------------------
                                                ---------------------------------------------

( )  See notes to financial statements


A36


ASARCO Incorporated and Consolidated Subsidiaries

NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include all significant subsidiaries in which the Company has voting control. Significant investments in the capital stock of associated companies and subsidiaries over which the Company has significant influence but does not have voting control are accounted for by the equity method.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories: Company-owned metals processed by smelters and refineries are valued at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of first-in, first-out (FIFO) or average cost or market.

Investments:  The Company adopted Statement of Financial Accounting Standards
(SFAS) 115 "Accounting for Certain Investments in Debt and Equity Securities", in 1993. Investment in equity securities that have readily determinable fair values and all debt securities are classified as held to maturity, trading, or available-for-sale securities. The unrealized gains or losses for trading securities are included in net earnings, while the unrealized gains or losses on securities classified as available-for-sale (reported at fair value) are included as a separate component of Stockholders' equity.

Property: Assets are valued at cost or less. Betterments, renewals, costs of bringing new mineral properties into production, and the cost of major development programs at existing mines are capitalized. Maintenance, repairs, development costs to maintain production at existing mines, and gains or losses on assets retired or sold are reflected in earnings as incurred. Plant assets are depreciated over their estimated useful lives, generally by the units-of-production method. Depreciation and depletion of mine assets are computed generally by the units-of-production method using proven and probable ore reserves.

Revenue Recognition: Revenue is recognized on metals sold at the time a sales contract is executed and the sales price is fixed in accordance with the terms of the contract.

Exploration: Tangible and intangible costs incurred in the search for mineral properties are charged against earnings when incurred.

Hedge Contracts: The Company periodically uses futures and options contracts to hedge the effect of price changes on a portion of the primary metals it sells. Gains and losses on hedge contracts are reported as a component of the related transaction.

Taxes on Income:   Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. No deferred income taxes have been provided for the income tax liability which would be incurred on repatriation of the undistributed earnings of the Company's consolidated foreign subsidiaries because the Company intends indefinitely to reinvest these earnings outside the United States. General business credits are accounted for by the flow-through method. The Company adopted SFAS 109 "Accounting for Income Taxes", in 1992, and restated prior period financial statements to reflect the change.

A37


Subsidiary Stock Issuance: Gains or losses arising from the sale of previously unissued shares to an unrelated party by a subsidiary are recognized as a component of net earnings to the extent that the net book value of the shares owned by the parent after the sale exceeds or is lower than the net book value per share immediately prior to the sale of the shares by the subsidiary.



(2)  Other Income
- -----------------

Other Income consists of the following:


       For the years ended December 31,            1993         1992         1991
                                               ------------ ------------ -------------
       (in millions)
       Interest income                           $  2.0       $  3.7       $  4.1
       Dividend income                             17.8         16.9          9.8
       Miscellaneous                               10.4          3.3          9.0
                                              -----------------------------------------
       Total                                     $ 30.2       $ 23.9       $ 22.9
                                              -----------------------------------------
                                              -----------------------------------------


(3)  Taxes on Income
- --------------------

Earnings (loss) before taxes on income is as follows:


       For the years ended December 31,            1993         1992         1991
                                               ------------ ------------ ------------
       (in millions)

       Domestic operations                       $ (129.9)    $ (153.6)      $ 21.6
       Foreign operations                           109.4          5.3         30.0
                                               --------------------------------------
       Total                                     $  (20.5)     $(148.3)      $ 51.6
                                               --------------------------------------
                                               --------------------------------------


A38

Tax Expense:

The components of the provision for taxes on income are as follows:

      For the years ended December 31,                 1993       1992       1991
                                                    ---------- ---------- ---------
      (in millions)

      U.S. Federal:
        Current tax (benefit)                        $(20.7)    $ (8.5)    $ (1.1)
        Deferred tax provision (benefit)              (19.6)     (60.0)       1.9
                                                    -------------------------------
      U.S. Federal income tax provision (benefit)     (40.3)     (68.5)       0.8
                                                    -------------------------------

      Foreign and State:
        Current tax provision                           4.2        3.5        4.4
        Deferred tax provision (benefit)                -         (0.2)       0.5
                                                    -------------------------------
      Foreign and state income tax provision            4.2        3.3        4.9
                                                    -------------------------------
      Total income tax provision (benefit)           $(36.1)    $(65.2)    $  5.7
                                                    -------------------------------
                                                    -------------------------------


Total taxes paid (refunded) were: 1993-($3.1) million; 1992-$2.6 million and 1991-($16.3) million.



Reconciliation of Statutory Income Tax Rate:


      For the years ended December 31,                 1993       1992       1991
                                                    ---------- ---------- ----------
                                                               C
      U.S. statutory income tax rate (benefit)        (35.0%)    (34.0%)     34.0%
      Adjustment for entities for which
        no U.S. tax has been provided                  23.2       (0.2)       2.8
      Percentage depletion                            (12.1)      (6.8)     (34.2)
      Undistributed equity earnings of SPCC
        permanently reinvested                       (183.4)       -          -
      Dividends received deduction                    (21.0)       -          -
      Foreign taxes, net of federal benefit            15.4         .5        4.1
      Effect of increase in statutory tax rate
        on deferred tax liability                      15.6        -          -
      Effect of net operating loss on foreign
        tax credits previously recognized              13.6        -          -
      Excess of tax over book gain on sale of
        shares                                          6.1        -          4.1
      Reversal of taxes previously accrued              -         (4.7)       -
      Other                                             1.3        1.2        0.2
                                                   ---------------------------------
      Taxes on income (benefit)-effective rate       (176.3%)    (44.0%)     11.0%
                                                   ---------------------------------
                                                   ---------------------------------


A39

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

      Deferred Tax Assets (Liabilities)

      At December 31,                                            1993       1992
                                                              ---------- ----------
      (in millions)
      Current:
      Reserve for closed plant and environmental matters        $ 11.4     $ 11.1
      Inventories                                                  7.6        6.6
      Miscellaneous accrued expenses                              (2.8)      (1.9)
      Other                                                        7.0        4.9
                                                              ---------------------
      Net deferred tax asset                                      23.2       20.7
                                                              ---------------------


      Noncurrent:
      Tax effect of regular net operating losses                 127.6       49.9
      Reserve for closed plant and environmental
       matters                                                    24.4       36.8
      Postretirement benefit obligation                           32.5       32.8
      Alternative minimum tax credits                              7.4       25.9
      Previously taxed income                                      8.2        6.2
      Property, plant and equipment                             (151.1)    (115.8)
      Investments - MEDIMSA                                      (92.8)     (90.1)
      Investments - MIM                                         (121.0)     (58.9)
      Other                                                       16.9        9.0
                                                              ---------------------
      Net deferred tax liability                                (147.9)    (104.2)
                                                              ---------------------
      Total net deferred tax liability                         $(124.7)    $(83.5)
                                                              ---------------------
                                                              ---------------------


At December 31, 1993, the Company had $364.6 million of net operating loss carryforwards which expire, if unused, in 2006, 2007 and 2008 and $7.4 million of alternative minimum tax credits which are not subject to expiration. The Company believes that these carryforwards will be available to reduce future federal income tax liabilities and has recorded the tax benefit of these carryforwards as deferred tax assets. Because of shorter carryforward periods and other statutory differences, the Company's net operating loss carryforwards for state purposes are not significant and, therefore, have not been recorded as deferred tax assets.

U.S. deferred income taxes have not been recognized on approximately $267.0 million in 1993 ($167.0 million in 1992 and $174.6 million in 1991) of undistributed earnings of foreign subsidiaries and nonconsolidated associated companies more than 50% owned, because assets representing those earnings are permanently invested. It is not practicable to determine the amount of income taxes that would be payable upon remittance of assets that represent those earnings. The amount of foreign withholding taxes that would be payable upon remittance of assets that represent those earnings would be approximately $2.8 million in 1993 ($3.4 million in 1992 and $3.9 million in 1991).

A40

(4)  Inventories
- ----------------

      At December 31,                                           1993       1992
                                                             ---------- ----------
      (in millions)
      Inventories of smelters and refineries at LIFO
         cost or market                                        $  12.7    $  30.0
      Provisional cost of metals received for
         which prices have not yet been fixed                     44.2       61.6
      Mine inventories at FIFO cost or market                     98.6       96.7
      Materials and supplies (average cost or less)               62.4       58.4
      Other                                                       27.1       36.3
                                                             ---------------------
      Total                                                    $ 245.0    $ 283.0
                                                             ---------------------
                                                             ---------------------


Replacement cost exceeds inventories valued at LIFO cost by approximately $114.1 million in 1993 (1992-$125.2 million). Liquidation of LIFO inventories resulted in recognition of pre-tax earnings of $9.2 million in 1993.

(5)  Acquisitions
- -----------------

Asarco Australia Limited, previously a 60% owned subsidiary of the Company, invested $17.4 million in 1991 to acquire the remaining 50% interest in the Wiluna gold mine owned by its former partner.

Acquisitions are accounted for as purchases and, accordingly, acquired assets and liabilities have been recorded at their estimated fair market values at the date of acquisition. Operating results are included in the Consolidated Statement of Earnings from the acquisition dates. The excess of the purchase price over the valuation of the net assets acquired of $59.0 million at December 31, 1993 is recorded as goodwill in Intangible and other assets. Goodwill is generally amortized over either the mine life up to a maximum of 40 years on a units-of-production basis or over 40 years on a straight-line basis.
Accumulated amortization was $9.3 million and $7.7 million at December 31, 1993 and 1992, respectively.

(6)  Investments
- ----------------

The Company has substantial interests in associated companies in Mexico, Peru and Australia, which are engaged principally in mining, smelting and refining nonferrous metals. These companies are Mexico Desarrollo Industrial Minero, S.A. de C.V. (MEDIMSA), Southern Peru Copper Corporation (SPCC), M.I.M. Holdings Limited (MIM) and Asarco Australia Limited (Asarco Australia). The fiscal year for MIM ends June 30. MEDIMSA, Asarco Australia and SPCC report on a calendar-year basis.

MEDIMSA: In 1991, the Company announced that it was considering the sale or other form of disposition of some or all of its investment in MEDIMSA. In light of this action and other factors, the Company changed from the equity method of accounting for its interest in MEDIMSA to the cost method, effective with the second quarter of 1991. At December 31, 1993, cumulative losses that would have been recognized had equity accounting been continued totaled $7 million. In the second quarter of 1991, a wholly owned subsidiary of Asarco invested an additional $24.9 million in MEDIMSA under a rights offering. As a result of not subscribing to its full share of the offering, the Company's interest in MEDIMSA declined to 31.2% from 34.0%. Pursuant to a financing and option agreement entered into in 1989 with a subsidiary of the Chase Manhattan Bank, N.A., the Company exchanged 16,705,527 shares of MEDIMSA for $38.4 million of previously issued exchangeable preferred stock of a wholly owned subsidiary of the Company in December 1992, decreasing ownership to 28.3%. In January 1994, the Company signed an agreement with Grupo Industrial Minera Mexico S.A. de C.V. (Grupo Mexico) on terms for combining Medimsa with Grupo Mexico, its publicly traded parent. Under the terms of the agreement, which is subject to regulatory and other approvals, the Company will hold a 23.6% stake in the new Grupo Mexico, upon completion of the transaction.

A41


SPCC: In 1988, the Company changed from the equity method of accounting for SPCC to the cost method. This change followed the deterioration in the economy of Peru, inflation and level of foreign exchange reserves, the economic uncertainty for the near term outlook and the foreign exchange restrictions on the remittance of profits then in place. In addition, the Company discontinued consolidating its interest in Corporacion Minera Nor Peru, S.A. (Nor Peru) for similar reasons. Conditions have improved and stabilized to the point where the Company has the ability to reassert influence and act without the governmental oversight that previously existed. Economic and political conditions have improved significantly as indicated by the ratification of a new constitution by voters in Peru in October 1993 and the successful completion of SPCC's financing of its $300 million capital program in December. Therefore, in the fourth quarter of 1993, the Company resumed equity accounting and recorded $26.4 million of previously unrecognized equity earnings for SPCC and resumed consolidation of Nor Peru by recording $8.2 million of previously unrecognized losses. Effective January 1, 1993, SPCC adopted SFAS 109, "Accounting for Income Taxes". The impact of adopting this statement on SPCC was to increase retained earnings as of January 1, 1993 and decrease deferred taxes by $165 million, ASARCO's share of which is $86.3 million, which is reported as the cumulative effect of a change in accounting principle.

In December 1991, SPCC repurchased approximately 13.8% of its outstanding common shares pro rata from its shareholders, from which Asarco received proceeds of $31.4 million. The Company reduced its carrying value in SPCC by the amount of these proceeds. Dividends received (prior to the resumption of equity accounting) of $9.4 million in 1993 and $7.8 million in 1992 were recorded as dividend income.

Asarco Australia: In August 1993, the Company sold a 9.9% interest in Asarco Australia, its gold mining subsidiary for $13.8 million. The sale resulted in a pre-tax gain of approximately $10.3 million ($5.4 million after-tax) and reduced the Company's interest in Asarco Australia to 49.8%. As a result of this sale, the Company began to account for its investment in Asarco Australia using the equity method. In September 1993, Asarco Australia offered 13.3 million shares of previously unissued common stock to th e public, resulting in net cash proceeds of A$16.4 million. As a result of this share issuance, the Company's ownership interest was reduced to 45.3% and a $3.3 million pre-tax gain ($2.1 million after-tax) was recognized as the shares were sold at a price exceeding the book value per share of the Company's investment. In January 1994, the Company sold its remaining 45.3% interest (66.5 million shares) in Asarco Australia for $79.5 million. The sale resulted in a pretax gain of $58.5 million which will be reported in the first quarter of 1994.

SFAS 115: In the fourth quarter of 1993, the Company adopted SFAS 115. Accordingly, certain of the Company's investments, principally M.I.M., have been classified as available-for-sale securities and are reported at their fair value of $482.6 million compared to a historical cost of $309.1 million. The unrealized gains of $173.4 million are reported as a separate component of stockholders' equity, before deferred taxes of $60.7 million. Investments accounted for using the equity method of accounting (SPCC) and investments which do not have readily determinable fair market values (MEDIMSA), are not affected by this accounting principle.

A42


Investments in Associated Companies
- -----------------------------------
(in millions - U.S. dollars)


Financial Position
At December 31, 1993           MEDIMSA(a)                 SPCC(a)                  MIM
- --------------------           -------                    ----                     ---
                                 Cost                    Equity                    Cost
                                Method                   Method                   Method
Asarco's Interest               28.3%                     52.3%                   17.2%
Asarco's Investment
   (U.S. GAAP)                 $298.4                    $295.0                  $439.1(e)



                           December 31,            December 31,              June 30,
                      ----------------------  ----------------------  ----------------------
                         1992        1991        1993        1992        1993        1992
                      ----------  ----------  ----------  ----------  ----------  ----------
                         Mexican GAAP (b)            U.S. GAAP            Australian GAAP
Current assets         $   666.3   $   643.7   $   304.4   $   299.6   $   716.9   $   645.8
Property-net             2,510.2     2,802.5       391.3       390.2     1,749.6     1,933.7
Other assets                54.6        72.5        35.7        33.5     1,447.3     1,588.9
                     -----------------------------------------------------------------------
   Total assets        $ 3,231.1   $ 3,518.7   $   731.4   $   723.3   $ 3,913.8    $4,168.4
                     -----------------------------------------------------------------------

Current liabilities    $   580.9   $   675.3   $    61.3   $    78.2   $   724.6   $   408.3
Long-term debt             311.5       191.0        17.3         6.0     1,034.2     1,253.1
Other liabilities              -       236.5        20.8        26.6       114.5       131.5
Deferred income
  taxes                      3.7         3.3         5.6       167.0       234.9       352.1
Minority interests         231.5       254.6        61.4        56.7       123.6       137.4
                     -----------------------------------------------------------------------
   Total liabilities     1,127.6     1,360.7       166.4       334.5     2,231.8     2,282.4
                     -----------------------------------------------------------------------
Stockholders' equity     2,103.5     2,158.0       565.0       388.8     1,682.0     1,886.0
                     -----------------------------------------------------------------------
  Total liabilities
   and stockholders'
   equity              $ 3,231.1   $ 3,518.7   $   731.4   $   723.3   $ 3,913.8   $ 4,168.4
                     -----------------------------------------------------------------------


For the Year Ended         September 30,           December 31,            December 31,
- ---------------------    -----------------       ----------------       -----------------
Net Sales 100%             Mexican GAAP(c)         U.S. GAAP             Australian GAAP
1993                         $ 885.3                $ 474.0               $ 1,377.6
1992                           876.6                  550.5                 1,435.5
1991                           830.0                  527.1                 1,457.2

Net Earnings (Loss)
   100%
1993                         $  51.6                $ 194.2(g)            $   (12.6)
1992                            87.3                   45.6                    93.7
1991                            66.5                   (0.4)                   14.8

Equity Earnings
  Reported by Asarco
1993                         $   -                  $ 112.7(f)                  -
1992                             -                      -                       -
1991                            10.2(d)                 -                       -

Dividends to Asarco
1993                             -                   $  9.4               $     8.3
1992                             -                      7.8                     8.8
1991                             -                     31.4(h)                  9.5


A43


GAAP-Generally Accepted Accounting Principles

(a) Quoted market prices on Asarco's investments in MEDIMSA and SPCC are not available since the shares are not publicly traded. It is not cost effective to estimate fair value; however, in management's opinion, the fair value is equal to or exceeds the carrying amount.
(b) Translated into U.S. dollars at the rate in effect at December 31, 1992 ($1 U.S. = MN$3.123). December 31, 1993 financial statements are not available.
(c) Translated at the average exchange rates of $1 U.S. = MN$3.114 in 1993 (MN$3.089 - 1992; MN$2.949 - 1991).
(d) Includes an adjustment of $(4.6) million in 1991 to reflect the differences between U.S. and Mexican accounting standards. Effective with the second quarter of 1991, MEDIMSA is accounted for using the cost method.
(e) Investment classified as available-for-sale security, and is reported at fair value, including unrealized gain of $172.3 million. Fair value is based on the December 31, 1993 closing market price of MIM's shares on the Sydney (Australia) Stock Exchange. Fair value is not necessarily indicative of an amount realizable in the event of a sale.
(f) Includes $26.4 million of previously unrecognized equity earnings and $86.3 million (Asarco share) relating to the adoption of SFAS 109 by SPCC.
(g)  Includes $165 million relating to the adoption of SFAS 109 by SPCC.
(h) $31.4 million from pro-rata repurchase of shares by SPCC in 1991. Asarco reduced its carrying value in SPCC by the amount of these proceeds.

(7)  Property
- -------------

Property is stated at cost and consists of the following:

         At December 31,                   1993       1992
                                       ----------- -----------
         (in millions)

         Buildings and equipment        $ 2,006.7   $ 1,940.3
         Equipment capital leases           122.7       123.2
         Mineral land                       293.9       289.2
         Land, other than mineral            68.2        66.5
         Other                                6.1         4.5
                                       -----------------------
           Total property               $ 2,497.6   $ 2,423.7
                                       -----------------------
                                       -----------------------


Accumulated depreciation applicable to capitalized leases amounted to $39.9 million in 1993, $27.0 million in 1992 and $16.5 million in 1991, including depreciation charged to earnings of $13.4 million in 1993, $11.1 million in 1992 and $6.5 million in 1991. An increase in the proven and probable ore reserves at the Ray mine resulting from normal reassessments had the effect of lowering depreciation by $3.7 million in 1992.

In the fourth quarter of 1993, the Company recorded a pre-tax charge of $13.2 million to provide for the closure and sale of a secondary metal processing plant, a zinc plant, and its pipe business. In 1992, the Company recorded a pre-tax charge of $31.9 million to reduce the carrying value of certain facilities, primarily at the El Paso, Texas smelter, which were unlikely to be used following the completion of the modernization and expansion program at the copper smelter in 1993.


(8)  Contingencies and Litigation
- ---------------------------------

The Company is a defendant in a lawsuit brought on behalf of classes of persons who live or have lived within a two mile radius from the site of the Company's former smelter located in Tacoma, Washington, seeking damages and medical monitoring due to substances allegedly emitted from the smelter.

A44

The Company and two subsidiaries, as of December 31, 1993, are defendants in 726 lawsuits brought by 13,940 primary and 11,329 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos as well as four lawsuits for removal or containment of asbestos-containing products in structures. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

The Company is a defendant in lawsuits in Arizona brought by Indian Tribes and some other Arizona water users contesting the right of the Company and numerous other individuals and entities to use water and, in some cases, seeking damages for water usage and contamination of ground water. The lawsuits could potentially affect the Company's use of water at its Ray Complex, Mission Complex and other Arizona operations.

The Company and certain of its subsidiaries have received notices from the United States Environmental Protection Agency ("EPA") that they and in most cases numerous other parties are potentially responsible to remediate alleged hazardous substance releases at certain sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"). In addition, the Company and certain of its subsidiaries are defendants in lawsuits brought under CERCLA or state laws which seek substantial damages and remediation. Remedial action is being undertaken by the Company at some of the sites. In connection with the sites referred to above, as well as at other closed plants and sites where the Company is working with the EPA and state agencies to resolve environmental issues, the Company has made reasonable estimates, where possible, of the extent and cost of necessary remedial action and damages. As a result of feasibility studies, public hearings, engineering studies and discussions with the EPA and similar state agencies, for sites where it is probable that a liability has been incurred and the amount of cost could be reasonably estimated, the Company recorded pre-tax charges to earnings in 1990 of $75.5 million and in 1992 of $72.4 million. Recorded reserves for these matters total $116.1 million at December 31, 1993. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures charged to these reserves were $44.3 million in 1993, $35.6 million in 1992 and $32.2 million in 1991.

Future environmental related expenditures cannot be reliably determined in many circumstances due to the early stages of investigation, the uncertainties relating to specific remediation and clean-up methods and therefore the related costs, the possible participation of other potentially responsible parties, insurance coverage issues and changing environmental laws and interpretations. It is the opinion of management that the outcome of the legal proceedings and environmental contingencies mentioned, and other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of Asarco and its consolidated subsidiaries. However, it is possible that future environmental contingencies could have a material effect on quarterly or annual operating results, when they are resolved in future periods. This opinion is based on considerations including experience related to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when the availability of insurance has not been determined.

A45



(9)  Debt and Available Credit Facilities
- -----------------------------------------


  Long-Term Debt
  At December 31,                          1993                    1992
                                  ----------------------  ----------------------
  (in millions)                   Book Value  Fair Value  Book Value  Fair Value
                                  ----------  ----------  ----------  ----------
  Revolving credits                 $ 315.0     $ 315.0     $ 520.0     $ 520.0
  Pollution control bonds,
     1994/2006 - rates from
     6 3/4% to 8.9%                   171.1       185.1       171.1       185.9
  Capital lease obligations,
     1994/2006-rates from 7.3%
     to 12.0%                         102.2       102.2       109.5       109.5
  9 3/4% Sinking Fund
     Debentures, 1996/2000             40.0        40.4        40.0        40.8
  7% Notes due 2001                    50.0        50.2         -           -
  7 3/8% Notes due 2003                99.4       101.9         -           -
  7 7/8% Debentures due 2013           99.7        99.7         -           -
  Other                                 6.3         6.3         7.6         7.6
                                  -----------------------------------------------
  Total long-term debt                883.7       900.8       848.2       863.8
     Less, current portion             14.8        14.8        63.9        63.9

                                  -----------------------------------------------
        Long-term debt              $ 868.9     $ 886.0     $ 784.3     $ 799.9
                                  -----------------------------------------------
                                  -----------------------------------------------



The fair value of the debt instruments was determined using quoted market prices of publicly traded securities, or securities of similar maturities and credit ratings.

Maturities of debt instruments and future minimum payments under capital leases as of December 31, 1993 are as follows:


     (in millions)              Debt Instruments   Capital Leases
                               ------------------ ----------------
     1994                           $   6.4            $  16.6
     1995                                .8               16.5
     1996                              35.8               16.8
     1997                                .8               18.5
     1998                             343.0               18.3
     Thereafter                       394.7               55.6
        Less interest                   -                (40.1)
                                ----------------------------------
                                    $ 781.5            $ 102.2
                                ----------------------------------
                                ----------------------------------


Total interest paid (excluding amounts capitalized of $4.0 million in 1993, $7.4 million in 1992 and $12.3 million in 1991) was $51.1 million in 1993, $52.6 million in 1992 and $41.7 million in 1991.

Debt securities in the amount of $250 million were issued in 1993 including $100 million of 7 3/8% Notes due in 2003, $100 million of 7 7/8% Debentures due in 2013 and $50 million of 7% Notes due in 2001. The Company has two revolving credit agreements that permit borrowings of up to $686.7 million, of which approximately $339 million was available at December 31, 1993. One facility allows the Company to borrow up to $366.7 million as of December 31, 1993, after which the facility will decline by $36.7 million quarterly until 1996. The second facility expires in March 1998. Borrowings under these agreements bear interest based on LIBOR, the CD or the prime rate, and averaged 3.8% at December 31, 1993. Rates may vary based upon the Company's debt rating. A commitment fee of 1/8% per annum is payable on the unused portion of the $366.7 facility in addition to a 1/8% per annum fee on the full amount of the facility. A commitment fee of 1/4% per annum is payable on the unused portion of the other facility.

A46

The highest level of revolving credit borrowings during 1993 was $535.0 million (1992-$535.0 million; 1991-$450.0 million). Borrowings under these agreements averaged $397.7 million for 1993 (1992-$465.4 million; 1991-$390.3 million), with a weighted average interest rate of 3.7% in 1993 (1992-4.2%; 1991-6.5%).

Under the most restrictive terms of the agreements, the Company must maintain a tangible net worth, as defined, of at least $1 billion. Tangible net worth was $1.4 billion at December 31, 1993. The ratio of current assets to current liabilities cannot be less than 125% and at December 31, 1993 this ratio was 153%.

During 1991 the Company entered into two sale and leaseback transactions for mobile mining equipment and railroad rolling stock. Proceeds from these transactions were used principally to replace interim financing which was used to fund property additions.

In January 1994, the Company prepaid its 9 3/4% Sinking Fund Debentures at par value plus a premium of .9%, using a portion of the proceeds of the 7% Notes issued in December 1993.

The Company has two agreements expiring in 1994 which fix the rate on a notional $7.0 million of its variable-rate debt. During 1993, agreements covering $105.4 million of notional debt expired. The effect of the remaining agreements is to limit the interest rate exposure to 12.7% and is recorded as an adjustment to interest expense which resulted in 1993 in a $2.4 million charge (1992-$5.3 million; 1991-$2.5 million). The Company has exposure to credit risk but does not anticipate nonperformance by the counterparties to these agreements.


(10)  Stockholders' Equity
- --------------------------

The Company purchased 5,393 of its common shares in 1993 (1992-5,649 shares; 1991-67,314 shares). In 1993, 256,620 common shares (1992-223,568 shares; 1991-
211,163 shares) were used for savings, stock option and incentive plans. The effect on the calculations of net earnings per common share of the Company's common stock equivalents (shares under option) was insignificant.

Retained earnings at December 31, 1993, included undistributed earnings of $260.2 million for nonconsolidated subsidiaries and $263.0 million for all other investments. Retained earnings has been increased by cumulative foreign currency adjustments of $1.6 million at December 31, 1993 ($0.1 million in 1992; $6.6 million in 1991). In 1993, a charge of $0.6 million was transferred from cumulative foreign currency adjustments and used to determine the gain on the sale and dilution of ownership interest in Asarco Australia. Stockholders' equity at December 31, 1993 has been increased by $112.7 million for the unrealized gains on securities classified as available-for-sale (net of deferred taxes of $60.7 million).

Stock Options: The Company has a stockholder-approved Stock Incentive Plan and a Stock Option Plan. The Stock Incentive Plan replaces the Stock Option Plan. No additional options will be granted under the Stock Option Plan and unexpired options continue to be governed by, and exercised under, the Stock Option Plan. The Stock Incentive Plan provides for the granting of nonqualified or incentive stock options, as defined under current provisions of the Internal Revenue Code, as well as for the award of restricted stock and bonuses payable in stock. The option price for options granted under the Stock Incentive Plan shall not be less than 100% of the fair market value of the Common Stock on the date of grant in the case of incentive stock options, or 50% in the case of other options. In general, options expire after 10 years and are not exercisable for six months from the date of grant.

A47

Options granted may provide for "Stock Appreciation Rights" (SARs).   An SAR
permits an optionee, in lieu of exercising the option, to receive from the Company payment in an amount equal to the difference between the market value of the stock on the date of exercise of the SAR and the purchase price of the stock
under the terms of the option.   At December 31, 1993, twenty individuals held
SARs covering options for 550,882 shares, ranging in price from $18.00 to $29.69 per share, exercisable as either regular stock options or SARs.

The authorized number of shares under the Stock Incentive Plan is 2,000,000 of which 300,000 shares may be awarded as restricted stock. As of December 31, 1993, 1,029,050 shares are available for future grants under the Stock Incentive Plan. Stock option activity over the past three years under the Stock Incentive Plan and Stock Option Plan is summarized as follows:


                                                     Option Price
                             Number of shares      (range per share)
                             ----------------     -------------------
     Outstanding at
       January 1, 1991            765,777          $20.57 to $41.63
     Granted                      182,100          $24.82 to $27.88
     Exercised                     (6,200)         $20.57 to $24.31
     Canceled or expired          (80,000)         $20.57 to $41.63
                                ----------

     Outstanding at
       January 1, 1992            861,677          $20.57 to $38.13
     Granted                      163,000          $22.31 to $22.31
     Exercised                    (26,534)         $20.57 to $27.88
     Canceled or expired          (64,557)         $20.57 to $38.13
                                ----------

     Outstanding at
     January 1, 1993              933,586          $20.57 to $38.13
     Granted                      186,500          $18.00 to $26.13
     Exercised                       (900)         $22.31 to $22.31
     Canceled or expired          (98,200)         $20.57 to $38.13
                                ----------

     Outstanding at
         December 31, 1993      1,020,986          $18.00 to $33.19
                                ---------
                                ---------


In 1989, the Company adopted a Shareholder Rights plan and declared a dividend of one Right for each of its Common Shares. In certain circumstances, if a person or group becomes the beneficial owner of 15% or more of the outstanding common shares (or in the case of MIM, more than 33 1/3%), with certain exceptions, these rights vest and entitle the holder to certain share purchase rights. In connection with the Rights dividend, 800,000 shares of Junior Participating Preferred Stock were authorized for issuance upon exercise of the Rights.


(11)  BENEFIT PLANS
- -------------------

The Company maintains several noncontributory, defined benefit pension plans covering substantially all employees. Benefits for salaried plans are based on salary and years of service. Hourly plans are based on negotiated benefits and years of service.

The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. Plan assets are invested principally in commingled stock funds and United States government securities.

A48


Net pension costs consist of:

     For the years ended                        1993       1992       1991
                                              --------   --------   --------
     December 31,
     (in millions)

     Service cost                              $ 7.2      $ 7.0      $ 6.4
     Interest cost on projected benefit
        obligations                              7.9        7.1        6.1
     Return on plan assets                      (8.1)      (6.2)      (4.9)
     Other items                                 1.6        1.8        1.3
                                              --------   --------   --------
     Total net pension costs                   $ 8.6      $ 9.7      $ 8.9
                                              --------   --------   --------
                                              --------   --------   --------


The funded status of the plans using the projected unit credit method is presented below:


        At December 31,                                   1993       1992
                                                        --------   --------
        (in millions)

        Assets and obligations:
           Vested benefit obligation                     $ 89.3     $ 66.7
           Nonvested benefits                               6.1        4.9
                                                        --------   --------
           Accumulated benefit obligation                  95.4       71.6
                                                        --------   --------
        Projected benefit obligation                      127.8      104.0
        Less, Plan assets at fair value                    93.3       76.3
                                                        --------   --------
           Excess of projected benefit obligation
             over plan assets                             (34.5)     (27.7)
        Items not yet recognized in earnings:
           Unrecognized prior service cost                  9.6       10.4
           Unrecognized initial net plan obligation         1.9        2.2
           Effect of changes in assumptions and
             actuarial losses                              27.2       14.7
           Minimum liability                               (6.3)       -
                                                        --------   --------
        Net accrued cost                                 $ (2.1)    $ (0.4)
                                                        --------   --------
                                                        --------   --------



The actuarial computations presented above are based upon a discount rate on benefit obligations of 7% in 1993 and 8% in 1992 and 1991; an expected long-term rate of return on plan assets of 10%; and annual salary increases of 4% in 1993 and 5% in 1992 and 1991.

Noncontributory postretirement health care coverage under the Asarco Health Plan is provided to substantially all retirees not eligible for Medicare. A cost sharing Medicare supplement plan is available for retired salaried employees and life insurance coverage is provided to substantially all retirees. In 1992 the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The effect of adopting the new standard increased 1992 net periodic postretirement benefit cost by $3.2 million and decreased 1992 net income by $2.1 million. Postretirement benefit costs for 1991 of $5.1 million which were recorded on a cash basis, have not been restated. In addition, the projected benefit obligation of $54.0 million (net of tax benefit of $27.8 million) related to prior service cost was recognized as the cumulative effect of a change in accounting principle as of January 1, 1992.

A49

The following sets forth the plan's status reconciled with amounts reported in the Company's Consolidated Balance Sheet:


At December 31,
   (in millions)                                           1993         1992
                                                        ----------   ----------
   Accumulated postretirement benefit
     obligation (APBO):
       Retirees                                          $ 59.9         $ 50.0
       Fully eligible active plan participants             17.4           14.4
       Other plan participants                             36.2           27.7

                                                        ----------   ----------
   Total APBO                                             113.5           92.1
   Items not yet recognized in earnings:
     Effect of changes in assumptions and actuarial
       losses                                             (20.6)          (1.9)
                                                        ----------   ----------
           Accrued postretirement benefit obligation     $ 92.9         $ 90.2
                                                        ----------   ----------
                                                        ----------   ----------


Net periodic postretirement benefit cost included the following components:


   For the year ended December 31,
   (in millions)                                           1993          1992
                                                        ----------    ----------

   Service cost                                           $  2.2         $ 2.5
   Interest cost                                             7.9           6.9
                                                        ----------    ----------
           Net periodic postretirement benefit cost       $ 10.1         $ 9.4
                                                        ----------    ----------
                                                        ----------    ----------


The weighted-average annual assumed rate increase in the per capita cost of covered benefits (i.e., health cost trend rate) is 10% for 1993 (11% for 1992) and is assumed to decrease gradually to 5% for 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $7.0 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by $.8 million. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7% at December 31, 1993 (8 1/2%-1992). The plans are currently unfunded.


(12)  BUSINESS SEGMENTS
- -----------------------

The Company operates principally in the nonferrous metals industry, involving mining, smelting, refining and selling of copper, silver, lead, and gold and mining and selling zinc and molybdenum in the form of concentrates. The Company is also engaged in specialty chemicals for metals plating and electronics industries and in minerals comprising limestone, sand and gravel operations. Included in the caption Other are the Company's polyvinyl chloride pipe and cement pipe businesses and its environmental services operations. Foreign operations are conducted by affiliates in Australia, Asia, Europe and North and South America.

A50

General corporate administrative expenses are allocated among the segments generally in proportion to their operating expenses. Exploration expenses are attributable to the metals segment, while research expenses are attributable to metals and specialty chemicals. Identifiable assets are those directly used in the operations of each segment. Corporate assets are principally cash and investments. Export sales from the United States to unaffiliated customers were $278.3 million in 1993, $297.7 million in 1992 and $246.3 million in 1991.
There can be no assurance that operations and assets of the Company and nonconsolidated associated companies that are subject to the jurisdiction of foreign governments may not be affected adversely by future actions by such governments.

METAL SALES, EXCLUDING INTERSEGMENT SALES
- -----------------------------------------


    For the years ended December 31,            1993        1992        1991
                                             ----------  ----------  ----------
    (in millions)

    Refined Copper                            $   917     $ 1,045     $ 1,037
    Refined Silver                                138         138         154
    Refined Lead                                   87         106         109
    Refined Gold                                   58          69          75
    Services                                        7          10           9
    Other                                         131         145         144
                                             ----------  ----------  ----------
                                              $ 1,338     $ 1,513     $ 1,528
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------


BUSINESS SEGMENTS AND LINES OF BUSINESS
- ---------------------------------------


                                                1993        1992        1991
                                             ----------  ----------  ----------
    For the years ended December 31,
    (in millions)

    Sales
      Metals                                  $ 1,338     $ 1,513     $ 1,528
      Specialty Chemicals                         251         256         253
      Minerals                                     37          36          33
      Other                                       110         103          98
                                             ----------  ----------  ----------
    Total                                     $ 1,736     $ 1,908     $ 1,912
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
    Domestic                                    1,586       1,722       1,717
    Foreign                                       150         186         195

    Operating Income (Loss) (a)
      Metals                                  $   (97)    $   (28)    $    69
      Specialty Chemicals                           3          (1)          -
      Minerals                                      7           7           6
      Other                                       (24)        (20)        (14)
                                             ----------  ----------  ----------
    Total                                     $  (111)   $    (42)    $    61
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
    Domestic                                     (101)        (37)         66
    Foreign                                       (10)         (5)         (5)

    Equity in results of nonconsolidated
    associated companies
        Specialty Chemicals                   $     3    $      4     $     5
        Corporate                                  24          (1)          5
    Interest, taxes and other                      13          10         (25)
                                             ----------  ----------  ----------
    Net Earnings (loss) before cumulative
    effect of changes in accounting
    principles                                $   (71)   $    (29)    $    46
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------


A51


    For the years ended December 31,           1993        1992        1991
                                            ----------  ----------  ----------
    (in millions)

    Identifiable Assets
      Metals                                  $ 1,679     $ 1,749     $ 1,694
      Specialty Chemicals                         231         236         245
      Minerals                                     30          29          30
      Other                                       112         123         140
      Corporate                                 1,100         809         845
                                            ----------  ----------  ----------
    Total                                     $ 3,152     $ 2,946     $ 2,954
                                            ----------  ----------  ----------
                                            ----------  ----------  ----------
    Domestic                                    2,981       2,728       2,723
    Foreign                                       171         218         231

    Depreciation and Depletion
      Metals                                  $    71     $    77     $    65
      Specialty Chemicals                           5           5           5
      Minerals                                      2           2           2
      Other                                         3           3           3
                                            ----------  ----------  ----------
    Total                                     $    81     $    87     $    75
                                            ----------  ----------  ----------
                                            ----------  ----------  ----------
    Capital Expenditures (b)
      Metals                                  $   103     $   126     $   275
      Specialty Chemicals                           2           3           5
      Minerals                                      3           2           2
      Other                                         2           3           4
      Corporate                                     2           1           8
                                            ----------  ----------  ----------
    Total                                     $   112     $   135     $   294
                                            ----------  ----------  ----------
                                            ----------  ----------  ----------


(a) Includes in 1993 $8.2 in previously unconsolidated losses for Nor Peru, (Metals) $25.6 related to the valuation of certain inventories and additions to reserves principally for assets planned for disposition ($8.3 Metals, $17.3 Other) and LIFO profits of $9.2 (Metals). Includes provisions in 1992 ($58.0 Metals, $9.0 Other, $67.0 Total) for closed plant and environmental matters and provision to reduce the carrying value of certain facilities in 1992 ($31.9 Metals).

(b) Includes the portion of business acquisitions attributable to property ($11-1991).



A52

Unaudited Quarterly Data
- ------------------------



QUARTERS                        1st                 2nd                 3rd                 4th               Total
                        ------------------- ------------------- ------------------- ------------------ -------------------
                           1993    1992(a)     1993      1992      1993      1992    1993(b)   1992(c)   1993      1992
                        --------- --------- --------- --------- --------- --------- --------- -------- --------- ---------
Sales                    $457.1    $458.9    $418.6    $487.7    $425.2    $490.0    $435.5    $471.9  $1,736.4  $1,908.5
Operating income
(loss):                   (30.5)     13.5     (22.5)     10.4      (9.2)     30.4     (48.6)    (96.1)   (110.8)    (41.8)
Earnings (loss) before
cumulative effect of
changes in accounting
principles                (30.9)      6.4     (24.2)      4.4      (3.0)     18.1     (12.6)    (58.0)    (70.7)    (29.1)

Net earnings (loss):      (30.9)    (47.6)    (24.2)      4.4      (3.0)     18.1      73.7     (58.0)     15.6     (83.1)
Per common share data:
Earnings(loss) before
cumulative effect of
changes in accounting
principles                 (.74)      .16      (.58)      .10      (.08)      .44      (.30)    (1.40)    (1.70)     (.70)
Net earnings(loss)         (.74)    (1.15)     (.58)      .10      (.08)      .44      1.78     (1.40)      .38     (2.01)



 (a) In 1992 the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The projected benefit obligation of $54.0 million (net of tax benefit of $27.8 million) related to prior service cost was recognized as the cumulative effect of the change in accounting principle as of January 1, 1992.
 (b) Includes $104.5 million related to previously unrecognized results of the Company's investments in Peru and pre-tax $25.6 million ($16.7 after-tax) related to the valuation of certain inventories and additions to reserves principally for assets planned for disposition.
 (c) Includes the effect of a pre-tax $66.7 ($44.0 after-tax) provision for closed plant and environmental matters as well as the effect of a pre-tax $31.9 ($21.1 after-tax) provision to reduce the carrying value of certain facilities.


 Accounting For Investments In Peru
 ----------------------------------

 The following presents the 1993 and 1992 quarterly earnings (losses) of SPCC and Nor Peru including the cumulative effect of the change in accounting principle by SPCC, which were recognized by ASARCO as part of the $104.5 million recorded in the fourth quarter of 1993. The balance of $0.9 million relates to the period 1988 to 1991. Dividends received prior to the resumption of equity accounting were recorded as dividend income.


 QUARTERS                   1st           2nd           3rd           4th          Total
                       ------------- ------------- ------------- ------------- -------------
 (in millions)          1993   1992   1993   1992   1993   1992   1993   1992   1993   1992
                       ------ ------ ------ ------ ------ ------ ------ ------ ------ ------
 SPCC-equity earnings  $ 4.0   $2.6  $ 0.5   $8.0   $1.9   $3.5  $(0.7)  $1.8  $ 5.7  $15.9
 SPCC-SFAS 109          86.3     -      -      -      -      -      -      -    86.3     -
 Nor Peru               (0.6)  (1.0)  (0.7)  (0.4)   0.6   (0.1)  (1.1)  (1.0)  (1.8)  (2.5)
- ---------------------------------------------------------------------------------------------
 Total                 $89.7   $1.6  $(0.2)  $7.6   $2.5   $3.4  $(1.8)  $0.8  $90.2  $13.4
                      -----------------------------------------------------------------------
                      -----------------------------------------------------------------------


A53

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ASARCO Incorporated

We have audited the accompanying consolidated balance sheets of ASARCO Incorporated and Consolidated Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ASARCO Incorporated and Consolidated Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for investments classified as available-for-sale, as of December 31, 1993 and its equity investee Southern Peru Copper Corporation changed its method of accounting for income taxes as of January 1, 1993. In addition, in 1992, as discussed in Note 11 to the financial statements, the Company changed its method of accounting for postretirement benefits other than pensions.


COOPERS & LYBRAND

1301 Avenue of The Americas
New York, New York
January 25, 1994

A54

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None


                                    PART III

ITEMS 10, 11, 12 and 13
- -----------------------

Reference is made to Executive Officers of Asarco and Business Experience During the Past Five Years on page A24. Information in response to the disclosure requirements specified by these items appears under the captions and pages of the 1993 Proxy Statement indicated below:


                                                                       Proxy
                                                                     Statement
Item    Required Information           Proxy Statement Section         Pages
- ----    --------------------           -----------------------       ---------

10.     Directors and Executive        Election of Directors
          Officers                                                      2-5
11.     Executive Compensation         Executive Compensation
                                         through Option Exercise
                                         and Fiscal Year End
                                         Value                         11-13
                                       Retirement Plans Through
                                         Employment Agreements         15-17
12.     Security Ownership             Security Ownership of Certain
                                         Beneficial Owners through
                                         Beneficial Ownership of
                                         Management                     6-7
13.     Certain Relationships          Certain Transactions              17
          and Related                  Compensation Committee
          Transactions                   Interlocks and Insider
                                         Participation                   10


The information referred to above is incorporated herein by reference.

A55

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
- --------------------------------------------------------------------------
(a)  The following documents are filed as part of this report:

      1. Financial Statements

          The following financial statements of ASARCO Incorporated and its subsidiaries are included at the indicated pages of the document as stated below:


                                                                 Form 10-K
                                                                   Pages
                                                                 ---------
           Consolidated Statement of Earnings for the years
             ended December 31, 1993, 1992 and 1991                 A32

           Consolidated Balance Sheet at December 31,
             1993 and 1992                                          A33

           Consolidated Statement of Cash Flows for the
             years ended December 31, 1993, 1992 and 1991           A34

           Consolidated Statement of Changes in Common
             Stockholders' Equity for the years December 31,
             1993, 1992 and 1991                                    A35
           Notes to Financial Statements                          A36-A52
           Report of Independent Accountants                        A53


      2. Financial Statement Schedules

           The following schedules are included at indicated pages in this Annual Report on Form 10K:


                                                                 Form 10-K
                                                                   Pages
                                                                 ---------
             Schedule I - Marketable securities - other
               investments                                          B1
             Schedule V - Property, plant and equipment             B2
             Schedule VI - Accumulated depreciation,
               depletion and amortization of property,
               plant and equipment                                  B3
             Schedule VIII - Valuation and qualifying
               accounts                                           B4-B6
             Schedule IX - Short term borrowings                    B7
             Schedule X - Supplementary income statement
               information                                          B8


Schedules other than those listed above are omitted, as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable. Any other information omitted from schedules filed has been omitted due to immateriality.

A56

3.  Exhibits



Exhibit
  No.
- --------

     3.           Certificate of Incorporation and By-Laws

     (a)          Certificate of Incorporation - restated, filed May 4, 1970


     (b) Certificate of Amendment to the Certificate of Incorporation effective April 23, 1975


     (c)          Certificate of Amendment of Certificate of Incorporation executed
                  April 14, 1981


     (d)          Certificate of Amendment of Restated Certificate of Incorporation
                  filed on May 6, 1985


     (e)          Certificate of Amendment of Certificate of Incorporation filed July
                  21, 1986


     (f)          Certificate of Amendment of Restated Certificate of Incorporation,
                  as amended filed April 22, 1987


     (g)          Statement of Cancellation filed July 31, 1987 whereby 155,000 shares of Series A Cumulative Preferred Stock and 862,500 shares of

                  $9.00 Convertible Exchangeable Preferred Stock were cancelled


     (h)          Statement of Cancellation filed November 20, 1987 whereby 1,026,900 shares of Series A Cumulative Preferred Stock were cancelled


     (i)          Statement of Cancellation filed December 18, 1987 whereby 1,250,000 shares of Series B Cumulative Convertible Preferred Stock were cancelled


     (j)          Statement of Cancellation filed March 3, 1988 whereby 27,000 shares of Series A Cumulative Preferred Stock were cancelled


     (k)          Certificate of Amendment of Restated Certificate of Incorporation,
                  as amended, filed August 7, 1989.


     (l)          By-Laws as last amended on June 26, 1991


     4. Instruments defining the rights of security holders, including indentures


     (a)          There are currently various separate indentures, agreements or similar instruments under which long-term debt of Asarco is currently outstanding.  The Registrant hereby agrees to furnish to the Commission, upon request, a copy of any of the instruments which define the rights of holders of long-term debt securities.
                  None of the outstanding instruments represents long-term debt securities in excess of 10% of the total assets of Asarco as of
                  December 31, 1993


     (b)          Form of Rights Agreement dated as of July 26, 1989, between the
                  Company and First Chicago Trust Company of New York, as Rights
                  Agent, defining the rights of shareholders under a July 1989
                  Shareholders' Rights plan and dividend declaration


     (c)          Rights Agreement Amendment dated as of September 24, 1992, between the Company and The Bank of New York, as Successor Rights Agent
                  under the Rights Agreement listed above



A57




     (d)          Indenture Agreement dated as of February 1, 1993 between the
                  Company and Bankers Trust Company, as Trustee, covering the issuance of debt securities registered by the Company in April
                  1992 not to exceed $250 million.


     10.

     (a)          Stock Option Plan as amended through November 24, 1987


     (b) Form of Employment Agreement entered into in 1985, as amended in March and April 1989, among the Company and currently 12 of its executive officers, including Messrs. R. de J. Osborne, F.R.
                  McAllister, A.B. Kinsolving, R.J. Muth and R.M. Novotny


     (c)          Deferred Fee Plan for Directors, as amended through January 26,
                  1994


     (d) Supplemental Pension Plan for Designated Mid-Career Officers, as amended through January 31, 1990


     (e)          Retirement Plan for Non-Employee Directors, as amended through
                  January 25, 1989


     (f)          Directors' Stock Award Plan, as amended through January 27, 1993


     (g)          Stock Incentive Plan adopted by the Company's Shareholders on
                  April 25, 1990


     11.          Statement re Computation of Earnings Per Share


     21.          Subsidiaries of the registrant


     23.          Report of Independent Accountants on Financial Statement Schedules
                  and Consent of Independent Accountants

                  The exhibits listed as 10(a) through (g) above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

(b)          Reports of Form 8-K filed in the fourth quarter of 1993:    None

(c)          Exhibits - The exhibits to this Form 10-K are listed on the Exhibit
             Index on pages D1 through D3. Copies of the following exhibits are filed with this Form 10-K:


                      10(c)   Deferred Fee Plan for Directors


                      11.     Statement re Computation of Earnings Per Share


                      21.     Subsidiaries of the registrant


                      23.     Report of Independent Accountants on Financial
                              Statement Schedules and Consent of Independent
                              Accountants are included in page A58 of this Annual
                              Report on Form 10-K.

             Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.

(d) Statements of nonconsolidated subsidiaries, and 50% or less owned persons accounted for by the equity method:

                 Southern Peru Copper Corporation and Consolidated Subsidiaries        C1

             Individual financial statements of subsidiaries and 50%-or-less owned persons accounted for by the equity method, other than those for Southern
             Peru Copper Corporation have been omitted because such subsidiaries and
             50%-or-less owned persons considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.  Where separate financial statements are presented, intercompany profits or losses resulting from transactions with related parties are insignificant.



A58

Item 14
Exhibit 23

                          REPORT OF INDEPENDENT ACCOUNTANTS ON
                             FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
  Stockholders of ASARCO Incorporated


Our report on the consolidated financial statements of ASARCO Incorporated and consolidated subsidiaries has been included in this Form 10-K on page A53. In connection with our audits of such financial statements, we have also audited the related financial statement schedules which appear on pages B1 through B8 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


New York, New York
January 25, 1994
                                             COOPERS & LYBRAND





                        CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (File No. 33-45631) and Form S-8 (File Nos. 2-83782, 2-67732 and 33-34606) of ASARCO Incorporated of our report dated January 25, 1994, appearing on page A53 of this Annual Report on Form 10-
K. Our report includes an explanatory paragraph that describes the change in the method of accounting for investments classified as available-for-sale and its equity investee Southern Peru Copper Corporation's change in method of accounting for income taxes. In addition, in 1992, the Company changed its method of accounting for postretirement benefits other than pensions. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears above.


New York, New York
January 25, 1994
                                             COOPERS & LYBRAND

A59


                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 1994                         ASARCO Incorporated
                                                    (Registrant)


                                              By  /s/ Richard de J. Osborne

                                                 -----------------------------
                                              (Richard de J. Osborne, Chairman
                                                 of the Board, Chief Executive
                                                 Officer and President)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



(a)          Principal Executive Officer:

            /s/ Richard de J. Osborne          Chairman of the Board
            -------------------------------

             (Richard de J. Osborne)

(b)          Principal Financial Officer:

            /s/ Kevin R. Morano                Vice President and
            -------------------------------       Chief Financial Officer

             (Kevin R. Morano)

(c)          Principal Accounting Officer:

            /s/ Ronald J. O'Keefe              Controller
            -------------------------------

             (Ronald J. O'Keefe)

(d)          Directors:

            /s/ Richard de J. Osborne                           /s/ Willard C. Butcher
            -------------------------------                     -----------------------------

             (Richard de J. Osborne)                             (Willard C. Butcher)

            /s/ James C. Cotting                                /s/ Norman C. Fussell
            -------------------------------                     -----------------------------

             (James C. Cotting)                                  (Norman C.Fussell)

            /s/ David C. Garfield                               /s/ Dr. E. Gordon Gee

            -------------------------------                     -----------------------------

             (David C. Garfield)                                 (Dr. E. Gordon Gee)

            /s/ James R. Greene                                 /s/ Harry Holiday, Jr.
            -------------------------------                     -----------------------------

             (James R. Greene)                                   (Harry Holiday, Jr.)

            /s/ James W. Kinnear, III                           /s/ Francis R. McAllister
            -------------------------------                     -----------------------------

             (James W. Kinnear, III)                             (Francis R. McAllister)

            /s/ Michael T. Nelligan                             /s/ John D. Ong
            -------------------------------                     -----------------------------

             (Michael T. Nelligan)                               (John D. Ong)

            /s/ Peter R. Rowland                                /s/ James Wood
            -------------------------------                     -----------------------------

             (Peter R. Rowland)                                  (James Wood)




Date: February 23, 1994

B1

                                                         ASARCO Incorporated
                                                    AND CONSOLIDATED SUBSIDIARIES
                                                   -------------------------------

                                       Schedule I - Marketable Securities - Other Investments
                                       ------------------------------------------------------

                                                        at December 31, 1993
                                                           (in thousands)

          Column A                                            Column B       Column C            Column D                 Column E
          --------                                            --------       --------            --------                 --------
                                                                                                              Amount at which each
                                                                                                               portfolio of equity
                                                   Number of shares or                    Market Value of      security issues and
                                                    units - principal         Cost of      each issue at       each other security
     Name of issuer and title                      amount of bonds and          Each       balance sheet      issue carried in the
          of each issue                                   notes                Issue           date               balance sheet
- -------------------------------------------       --------------------      ---------     ---------------     --------------------
Asarco Australia Limited                                        66,500       $ 19,356             $88,733              $ 18,573(B)
                                                                              -------                                    ---------
     Total Investments Current                                               $ 19,356                                  $ 18,573
                                                                              -------                                    ---------
                                                                              -------                                    ---------
Meltex Inc.                                                      1,215       $    168               9,832              $  3,247
Southern Peru Copper Corporation                                   344         41,449                 (A)               295,031
Other Equity Investments                                           805         14,786                 (A)                48,649
                                                                               ------                                   ----------

     Total Investments Equity Method                                         $ 56,403                                  $346,927
                                                                              -------                                   ----------
                                                                              -------                                   ----------

M.I.M. Holdings Limited                                        243,019         93,432             439,120               439,120(B)
Mexico Desarrollo Industrial Minero,
  S.A. de C.V.                                                 162,707         53,837                 (A)               298,426(B)
U.S. Treasury Notes and Bonds                                   12,500         14,452              14,348                14,384
Time Deposits and Cash                                              85             85                  85                    85
Foreign Notes and Bonds                                         20,700         23,751              24,004                24,349
Other Bonds                                                      4,500          4,691               5,015                 4,633
Stocks Publicly Traded                                               1              1                   8                     1
Other Stocks                                                                    2,419                 (A)                 2,419
                                                                              -------                                   ----------

     Total Investments Cost Method                                           $192,668                                  $783,417
                                                                              -------                                   ----------
                                                                              -------                                   ----------

(A)  Quoted market prices on Asarco's investments in common stock are not available since they are not publicly traded.
(B)  The difference between cost and carrying value is due to undistributed equity earnings (when the investment was carried on the equity method), as well as $173.4 million resulting from the adoption of SFAS 115.


B2

                                                         ASARCO INCORPORATED
                                                    AND CONSOLIDATED SUBSIDIARIES
                                                    -----------------------------
                                               SCHEDULE V-PROPERTY,PLANT AND EQUIPMENT
 -----------------------------------------------------------------------------------------------------------------------------------
                                                           (in thousands)

Column A                                Column B             Column C            Column D           Column E              Column F
- --------                                --------             --------            --------           --------              --------

                                       Balance at                                                                         Balance
                                      Beginning of           Additions                          Other Changes            at end of
     Classification                      Period               at Cost          Retirements    Add (Deduct) (a)             Period
- --------------------------------      ------------          ----------        ------------    ----------------            --------
Year Ended December 31,1993
- ---------------------------
Buildings and equipment                 $2,063,548            $ 88,670             $20,039           $ (2,831)          $2,129,348
Mineral land                               289,188              22,098               3,118            (14,256)             293,912
Land,other than mineral                     66,469               1,547               1,414              1,595               68,197
Other                                        4,515                   -                   -              1,633                6,148
                                         ---------             -------              ------           --------            ---------
                                        $2,423,720            $112,315(b)          $24,571           $(13,859)          $2,497,605
                                         ---------            --------              ------            ------           ----------
                                         ---------            --------              ------            ------           ----------

Year Ended December 31,1992
- ---------------------------
Buildings and equipment                 $1,979,725            $103,627             $15,675           $ (4,129)          $2,063,548
Mineral land                               263,942              28,707               2,065             (1,396)             289,188
Land,other than mineral                     64,574               2,240                 264                (81)              66,469
Other                                        6,417                   -               1,902                  -                4,515
                                          --------              ------              ------              -----             --------
                                        $2,314,658            $134,574(b)          $19,906           $ (5,606)          $2,423,720
                                         ---------            --------              ------             ------           ----------
                                         ---------            --------              ------             ------           ----------
Year Ended December 31,1991
- ---------------------------
Buildings and equipment                 $1,749,700            $228,358             $ 3,727          $   5,394           $1,979,725
Mineral land                               208,689              52,023                 137              3,367              263,942
Land,other than mineral                     62,382               2,536                 325                (19)              64,574
Other                                        7,403                   -                 986                  -                6,417
                                          --------              ------              ------             -------            --------
                                        $2,028,174            $282,917(b)          $ 5,175          $   8,742           $2,314,658
                                         ---------            ----------            ------            --------           ---------
                                         ---------            ----------            ------            --------           ---------

(a)  - Other changes include foreign translation adjustments, except for 1993 which includes the effects from  the deconsolidation of Asarco Australia Limited and the reconsolidation of Corporacion Minera Nor Peru.

(b)  - Includes significant expenditures for:

                                              1993                1992                1991
                                              ----                ----                ----

     El Paso Modernization Project         $23,782             $29,488            $ 31,728
     Mission Copper expansion                2,573               2,488              47,181
     Ray Mill expansion                        153              38,252             128,616
     Australia Wiluna purchase                   -                   -              12,344
     Australia Sulphide Project              8,379              11,494                   -
                                            ------              ------             -------
                                           $34,887             $81,722            $219,869
                                            ------              ------             -------
                                            ------              ------             -------


B3

                                                         ASARCO INCORPORATED
                                                    AND CONSOLIDATED SUBSIDIARIES
                                                    -----------------------------
                                                SCHEDULE VI-ACCUMULATED DEPRECIATION
                                               DEPLETION AND AMORTIZATION OF PROPERTY
                                                         PLANT AND EQUIPMENT
  ---------------------------------------------------------------------------------------------------------------------------------
                                                            (in thousands)

     Column A                           Column B            Column C            Column D            Column E            Column F
     --------                           --------            --------            --------            --------            --------

                                                            Additions
                                       Balance at           Charged to                                                     Balance
                                      beginning of          Costs and                           Other Changes             at end of
     Classification                      Period              Expenses         Retirements      Add(Deduct)(a)              Period
- --------------------------------      ------------          ----------        ------------     ---------------           ---------
Year Ended December 31,1993
- ---------------------------

Depreciation:
     Buildings and equipment            $1,013,572             $71,024              $5,025            $ 9,830           $1,089,401
     Land,other than mineral                    57                   -                   -                  -                   57
     Other                                   4,515                   -                   -              1,633                6,148
Depletion                                   94,611               9,617               2,048             (5,633)              96,547
                                         ---------              ------              ------              ------            --------

                                        $1,112,755             $80,641              $7,073            $ 5,830           $1,192,153
                                         ---------              ------               -----             ------            ---------
                                         ---------              ------               -----             ------            ---------

Year Ended December 31, 1992
- ----------------------------

Depreciation:
     Buildings and equipment            $  920,986             $75,727             $15,051            $31,910           $1,013,572
     Land,other than mineral                    57                   -                   -                  -                   57
     Other                                   1,396                  38               1,735              4,816                4,515
Depletion                                   89,713              10,877               1,299             (4,680)              94,611
                                          --------             -------              ------            -------               ------

                                        $1,012,152             $86,642             $18,085            $32,046           $1,112,755
                                        ----------             -------              ------             ------            ---------
                                        ----------             -------              ------             ------            ---------
Year Ended December 31,1991
- ---------------------------

Depreciation:
     Buildings and equipment            $  855,516             $69,007             $ 2,978            $  (559)          $  920,986
     Land, other than mineral                   57                   -                   -                   -                  57
     Other                                   1,472                 161                   -               (237)               1,396
Depletion                                   84,119               5,701                  98                 (9)              89,713
                                          --------              ------              ------              ------            --------

                                          $941,164             $74,869             $ 3,076            $  (805)          $1,012,152
                                           -------             -------              ------              ------           ---------
                                           -------             -------              ------              ------           ---------

(a)  - Other Changes include foreign translation adjustments, except for 1992, which includes $31,900 to reduce the carrying value at certain facilities, particularly at the El Paso, Texas smelter. Also included in 1993 is the deconsolidation of Asarco
     Australia Limited and the reconsolidation of Corporacion Minera Nor Peru.


B4


                                                         ASARCO Incorporated
                                                    AND CONSOLIDATED SUBSIDIARIES
                                                    -----------------------------
                                         Schedule  VIII - Valuation and Qualifying Accounts
                                         --------------------------------------------------
                                                          FOR THE YEAR 1993
                                                           (in thousands)

     Column A             Column B                         Column C                                 Column D            Column E
     --------             --------                         --------                                 --------            --------

                                                           Additions                               Deductions
                                       ------------------------------------- ----------------------------------------
                                          Charged to
                          Balance at    costs/expenses                       Charged to
                         beginning of  or (credited) to                         other                                 Balance at
Description                period         income          Description          accounts  Descriptions        Amount  end of period
- ----------------------  -------------- -----------------  -----------------  ----------- ----------------    ------  -------------
                                                                                         Accounts and notes
                                                                                         written off, net of
                                                                                         recoveries           $2,161
                                                                                                             -------
                                                                                                             -------
Deducted from assets
  on Balance Sheet:
- -------------------
                                                                                          Net amount
Allowance for doubtful                                                                    transferred to
   accounts:              $4,232        $2,901                                            Other Assets          $393       $4,579
                         -------       -------                                                               -------      -------
                         -------       -------                                                               -------      -------

                                                          Net amount
                                                          transferred
Current portion of                                        from noncurrent
   reserves for closed                                    reserve for closed
   plants and                                             plants and
   environmental                                          environmental                   Current charges
   matters               $39,997                          matters            $50,665      to reserves        $44,253      $46,409
                         -------                                              -------                       --------      -------
                         -------                                              -------                       --------      -------


Non-current portion
   of reserves for                                                                        Net amount
   closed plants and                                                                      transferred
   environmental                                                                          to current
   matters              $100,962       $19,397                                            liabilities         $50,665      $69,694
                        --------       -------                                                                -------      -------
                        --------       -------                                                                -------      -------

Included in caption
   "Other Liabilities
   and Reserves" on
   Balance Sheet
   -------------
   Other                 $34,165                                                                                          $28,451
                         -------                                                                                          -------
                         -------                                                                                          -------


B5

                                        ASARCO Incorporated
                                   AND CONSOLIDATED SUBSIDIARIES
                                   -----------------------------

                        Schedule  VIII - Valuation and Qualifying Accounts
                                         FOR THE YEAR 1992
                                          (in thousands)


      Column A           Column B                          Column C                                Column D              Column E
      --------           --------                          --------                               --------               --------
                                                          Additions                               Deductions
                                     -------------------------------------------------  -----------------------------
                                        Charged to
                        Balance at    costs/expenses                        Charged to
                       beginning of  or (credited) to                         other                                     Balance at
Description              period          income            Description       accounts      Descriptions       Amount   end of period
- ---------------------  ------------  ----------------  -------------------  ----------  -------------------  --------  -------------
                                                                                        Accounts and notes
                                                                                        written off, net of
Deducted from assets                                                                    recoveries            $1,404
   on Balance Sheet:                                                                                         -------
- --------------------                                                                                         -------
Allowance for doubtful                                                                  Net amount
   accounts:             $3,326          $3,436                                         transferred
                        -------         -------                                         to other Assets       $1,126      $4,232
                        -------         -------                                                              -------    --------
                                                       Net amount                                            -------    --------
                                                       transferred
Current portion of                                     from noncurrent
   reserves for closed                                 reserve for closed
   plants and                                          plants and
   environmental                                       environmental                    Current charges
   matters              $34,120          $3,000        matters               $30,265    to reserves          $27,388     $39,997
                        -------         -------                              -------    Reserve trans-       -------    --------
                        -------         -------                              -------    ferred to            -------    --------
                                                                                        Accrued Post
                                                                                        Retirement
                                                                                        Benefit
                                                                                        Obligation            $8,231
                                                                                                             -------
Non-current portion                                                                                          -------
   of reserves for
   closed plants and                                                                    Net amount
   environmental                                                                        transferred to
   matters              $70,058         $69,400                                         current liabilities  $30,265    $100,962
                        -------         -------                                                              -------    --------
                        -------         -------                                                              -------    --------
Included in caption
   "Other Liabilities
   and Reserves" on
   BALANCE SHEET
   Other                $27,600                                                                                          $34,165
                        -------                                                                                         --------
                        -------                                                                                         --------

B6

                                        ASARCO Incorporated
                                   AND CONSOLIDATED SUBSIDIARIES
                                   -----------------------------

                        Schedule  VIII - Valuation and Qualifying Accounts
                        --------------------------------------------------
                                         FOR THE YEAR 1991
                                          (in thousands)


          Column A                  Column B                     Column C                            Column D           Column E
          --------                  --------                     --------                            -------            --------
                                                                 Additions                          Deductions
                                               ---------------------------------------------- ----------------------
                                                 Charged to
                                   Balance at  costs/expenses                    Charged to
                                  beginning of  or (credited)                       other                               Balance at
Description                           period     to income     Description        accounts     Descriptions  Amount   end of period
- ------------------------------- -------------- -------------- --------------- ---------------- ------------ --------- -------------
                                                                                               Accounts and
                                                                                               notes
                                                                                               written
                                                                                               off, net of
Deducted from assets                                                                           recoveries     $3,127
   on Balance Sheet:                                                                                         -------
- --------------------                                                                                         -------
                                                                                               Net amount
                                                                                               transferred
Allowance for doubtful                                                                         to Other
   accounts:                      $5,507       $13,625                                         Assets      $12,679   $3,326
                                  ------       -------                                                     -------   ------
                                  ------       -------                                                     -------   ------
                                                               Net amount
                                                               transferred
                                                               from noncurrent
Current portion of                                             reserve for
   reserves for closed                                         closed
   plants and                                                  plants and                      Current
   environmental                                               environmental                   charges
   matters                        $29,158       $3,000         matters           $34,211       to reserves   $32,249  $34,120
                                  -------       ------                           -------                     -------  -------
                                  -------       ------                           -------                     -------  -------
Non-current portion
   of reserves for                                                                             Net amount
   closed plants and                                                                           transferred
   environmental                                                                               to current
   matters                        $99,964       $4,305                                         liabilities   $34,211  $70,058
                                  -------       ------                                                       -------  -------
                                  -------       ------                                                       -------  -------
Included in caption
   "Other Liabilities
   and Reserves" on
   Balance Sheet
   -------------
   Other                          $29,207                                                                             $27,600
                                  -------                                                                             -------
                                  -------                                                                             -------

B7

                                        ASARCO INCORPORATED
                                   AND CONSOLIDATED SUBSIDIARIES
                                   -----------------------------

                                Schedule IX - Short Term Borrowings
                                -----------------------------------

                                      (dollars in thousands)


Column A           Column B              Column C        Column D          Column E             Column F
- -------------------------------------------------------------------------------------------------------------
                                         Weighted         Maximum            Average             Weighted
Category of        Balance                average          amount            amount               average
short term         at end                interest        outstanding       outstanding          interest rate
borrowing          of year                 rate          during year       during year          during year
                                                                                (A)                  (A)
- -------------------------------------------------------------------------------------------------------------
1993:
Bank Loans         $16,875                 7.4%           $33,395           $23,981                 9.4%
- -------------------------------------------------------------------------------------------------------------


1992:
Bank Loans         $20,574               10.4%            $38,651           $26,644                12.1%
- -------------------------------------------------------------------------------------------------------------


1991:
Bank Loans         $45,755                8.3%            $49,744           $38,404                 9.2%
- -------------------------------------------------------------------------------------------------------------


This schedule presents borrowing and interest information related only to short term borrowing (exclusive of Long Term Debt).

(A) Based on weighted average of month end balances.

B8

                                        ASARCO INCORPORATED
                                   AND CONSOLIDATED SUBSIDIARIES
                                   -----------------------------

                      Schedule X - Supplementary Income Statement Information
                                 For the Years Ended December 31,
                                 --------------------------------


    Column A                                      Column B
    --------                                      --------

                                       Charged to costs and expenses
                                       -----------------------------
                                                (In thousands)
      Item                          1993             1992            1991
- -----------------------           --------         --------        ---------
Maintenance and Repairs           $157,855         $165,294        $140,535

Property Taxes                      28,079           27,239          21,229

Royalties                            1,804            3,640           5,420


C1
                        SOUTHERN PERU COPPER CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES


INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Report of Independent Accountants                                C2
Consolidated Balance Sheets as of December 31, 1993 and 1992     C3-4
Consolidated Statements of Operations for the years ended
     December 31, 1993, 1992 and 1991                            C5
Consolidated Statements of Cash Flows for
     the years ended December 31, 1993, 1992 and 1991            C6-7
Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1993, 1992 and 1991                      C8
Notes to Consolidated Financial Statements                       C9-15

FINANCIAL STATEMENT SCHEDULES
V - Property, plant and equipment for the years
       ended December 31, 1993, 1992 and 1991                    C16
VI - Accumulated depreciation, depletion and
       amortization of property, plant and
       equipment for the years ended December 31, 1993
       1992 and 1991                                             C17
X - Supplementary income statement information for
      the years ended December 31, 1993, 1992 and 1991           C18


                                      NOTES


Financial statement schedules other than the above are omitted because they are either not applicable, not required or the information is included in the notes to the financial statements.

The individual financial statements of Southern Peru Copper Corporation have been omitted since the Company is primarily an operating company and the subsidiaries included in the consolidation are wholly owned.

The financial statements and the related financial statement schedules referred to above are as submitted to the Registrant by Southern Peru Copper Corporation.

C2

                        REPORT OF INDEPENDENT ACCOUNTANTS
- --------------------------------------------------------------------------------


To the Board of Directors and Stockholders of Southern Peru Copper Corporation:

          We have audited the consolidated balance sheets of SOUTHERN PERU COPPER CORPORATION and CONSOLIDATED SUBSIDIARIES as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. We have also audited the financial statement schedules (pages C16 to C18, inclusive). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
          We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Peru Copper Corporation and Consolidated Subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.
          As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.


New York, New York
February 4, 1994
                                        COOPERS & LYBRAND

C3

                        SOUTHERN PERU COPPER CORPORATION
                          and CONSOLIDATED SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS, December 31, 1993 and 1992
- --------------------------------------------------------------------------------
                                                       (Dollars in Thousands)
ASSETS:                                                    1993        1992
- --------------------------------------------------------------------------------

Current assets:
 Cash and cash equivalents, including $58,328
   and $56,821 in a restricted account at
   December 31, 1993 and 1992, respectively          $   90,038   $  137,739
 Marketable securities                                   35,838        2,155
 Accounts receivable
    Trade:
      Stockholders and affiliates                         3,526        8,432
      Other trade                                        38,736       36,124
    Other                                                 8,516        5,217
 Inventories:
    Metals                                               34,849       37,524
    Supplies                                             77,355       59,795
 Prepaid expenses                                        15,505       12,594
                                                       --------   ----------
            Total current assets                        304,363      299,580
                                                       --------   ----------


 Other assets, principally investments (at cost)         35,684       33,486
                                                        -------   ----------


 Property, at cost:
    Buildings and equipment                           1,033,929    1,012,695
    Mine development                                    114,780      114,780
    Mineral land                                         12,226       12,176
    Land, other than mineral                                863        1,243
    Construction in progress                             22,642       14,514
                                                   ------------    ---------
            Total property                            1,184,440    1,155,408

Less, Accumulated depreciation, amortization
   and depletion                                        793,121      765,221
                                                   ------------    ---------
           Net property                                 391,319      390,187
                                                   ------------   ----------
           Total assets                            $    731,366   $  723,253
                                                   ------------   ----------
                                                   ------------   ----------






          See accompanying notes to consolidated financial statements.

C4

                        SOUTHERN PERU COPPER CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1993 AND 1992

- --------------------------------------------------------------------------------
                                                       (Dollars in Thousands)
LIABILITIES:                                            1993          1992

Current liabilities:
   Accounts payable:
      Trade                                            $ 25,241    $ 18,115
      Other                                               5,248       7,921
   Deferred Peruvian income taxes, current
      portion                                             3,020       2,062
   Accrued liabilities:
      Interest                                               21           -
      Salaries and wages                                  7,108       5,693
      Taxes                                               6,872      15,887
      Other                                              13,764      28,494
                                                       --------  ----------
       Total current liabilities                         61,274      78,172
                                                       --------  ----------
Long-term debt                                           15,600           -
Long-term payable to former Joint Venturer                1,700       6,000
Accrued severance pay                                    20,778      26,552
Deferred Peruvian income taxes                            5,564     167,022
Participatory interest of labor shares in the
      Peruvian Branch                                    61,410      56,689
                                                       --------  ----------

       Total liabilities                                166,326     334,435
                                                       --------  ----------


Commitments and contingencies (Note 12)


- --------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
- --------------------------------------------------------------------------------

Common stock, par value $100; authorized 984,370
      shares, issued 762,512 shares                      76,251      76,251
Treasury stock at cost, 105,337 shares                  (60,000)    (60,000)
Additional paid-in capital                               46,989      46,989
Retained earnings                                       501,800     325,578
                                                       --------  ----------

       Total stockholders' equity                       565,040     388,818
                                                       --------  ----------

       Total liabilities and stockholders'equity       $731,366    $723,253
                                                       --------    --------
                                                       --------    --------





          See accompanying notes to consolidated financial statements.

C5


                                                  SOUTHERN PERU COPPER CORPORATION
                                                    AND CONSOLIDATED SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
- -----------------------------------------------------------------------------------------------------------------------------------

                                                  (Dollars in Thousands)
                                             1993           1992           1991
                                          ----------     ----------     ----------
Net sales:
   Stockholders and affiliates             $ 52,061       $105,965       $ 61,505
   Other                                    421,916        444,528        465,579
                                           --------       --------        -------
     Total net sales                        473,977        550,493        527,084
                                           --------       --------        -------
Operating costs and expenses:
   Cost of products sold                    363,523         378,706       434,213
   Administrative and other expenses          9,321           5,476        42,039
   Depreciation, amortization and
      depletion                              34,601          32,491        42,093
   Provision for workers' participation       8,774          14,104         4,027
                                           --------        --------       -------

     Total operating costs and expenses     416,219         430,777       522,372
                                           --------        --------       -------
     Operating income                        57,758         119,716         4,712
Interest income (includes $245 from
    associated companies  in 1991)            4,469           4,200         8,668
Other income (includes exchange gains
   of $9,031, $5,624, and $1,747 in
   1993, 1992 and 1991, respectively)        23,850          15,386        10,714
Interest expense                               (568)           (448)       (7,248)
                                            -------         -------       -------
     Earnings before taxes on income,
          participations of labor shares
          and Joint Venturer and
          cumulative effect of the
          change in accounting principle     85,509         138,854        16,846
                                            -------       ---------       -------
Taxes on income:
   Currently payable                         40,080          71,238        20,035
   Deferred                                   5,081           1,468        (8,117)
                                            -------         -------      ----------
                                             45,161          72,706        11,918
                                            -------         -------      ----------
     Earnings before participations of
        labor shares and Joint
        Venturer and cumulative effect
        of the change in accounting          40,348          66,148         4,928
        principle
Participation of labor shares in income
   of Peruvian Branch                        11,218          20,510         3,804
                                           --------        --------       -------
      Earnings before participations of
          Joint Venturer and cumulative
          effect of the change in
          accounting principle               29,130          45,638         1,124
Participation of Joint Venturer in
   Cuajone mine                                   -               -         1,565
                                           --------        --------      --------

     Earnings (loss) before cumulative
          effect of the change in
          accounting principle               29,130          45,638          (441)
                                           --------        --------      --------
Cumulative effect of the change in
   accounting principle                     165,092               -             -
                                           --------        --------      --------
Net earnings (loss)                        $194,222       $  45,638      $   (441)
                                           --------       ---------      --------
                                           --------       ---------      --------



See accompanying notes to consolidated financial statements.

C6



                                                  SOUTHERN PERU COPPER CORPORATION
                                                    AND CONSOLIDATED SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                       (Dollars in Thousands)
                                                                                1993           1992           1991
                                                                             ----------     ----------     ----------
Cash flows from operating activities
   Operations:
   Net earnings (loss)                                                       $194,222       $ 45,638       $    (441)
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
     Depreciation, amortization and depletion                                  34,601         32,491          42,093
     Provision for severance pay (net of cash
     payments of $13,886, $18,454 and $32,232 in
     1993, 1992 and 1991, respectively)                                        (7,200)       (18,849)         (5,052)
   Deferred income taxes (including related exchange
     (gains) losses of ($489), $(377) and $1,095 in
      1993, 1992 and 1991, respectively)                                     (160,500)         1,091          (6,529)
   Workers' patrimonial participation                                           -----           ----           2,415
   Participation of labor shares in income of
   Peruvian Branch                                                             11,218         20,510           3,804
   Foreign exchange gains                                                      (2,118)        (1,577)         (3,883)
   Participation of Joint Venturer in Cuajone mine,
     net of gain on purchase of Joint Venture
     interest of $1,987 in 1991                                                 -----           ----            (422)
   Write-down of unconsolidated investment                                      1,554           ----           3,000
   Changes in operating assets and liabilities:
   Accounts receivable                                                         (1,005)        51,997          22,698
   Inventories (net of transfers of $3,992 and $3,884
      in 1993 and 1992 to property of items purchased
    in prior years)                                                           (18,880)        15,663          28,080
   Prepaid expenses and other assets (net of proceeds
     from the sale of Peruvian tax credits for
     $18,341 in 1993)                                                          (2,911)        (5,103)         (4,796)
   Accounts payable and accrued liabilities                                    (8,862)        (3,725)          9,931
   Interest and income taxes payable                                           (8,994)         7,095            (705)
                                                                             ----------     --------        ----------

Net cash from operating activities                                             31,125        145,231          90,193
                                                                             --------      ---------        --------

Cash flows used for investing activities:
   Capital expenditures                                                       (31,859)       (23,063)        (31,355)
   Installment payment on purchase of
    Joint Venture interest                                                     (4,300)        (4,235)         (2,500)
   Investments in unconsolidated companies                                     (2,732)          (489)         (2,500)
   Investment in marketable securities                                        (33,683)          (639)            (16)
   Proceeds from the sale of investment                                           900           ----           ----
   Other, net                                                                    (372)          (126)             17
                                                                            ----------      ----------     ---------
Net cash used for investing activities                                        (72,046)       (28,552)        (36,354)
                                                                            ----------      ----------     ----------


                                                                                               (continued on next page)


C7

                        SOUTHERN PERU COPPER CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                   (CONTINUED)
- -------------------------------------------------------------------------------

                                                  (Dollars in Thousands)
                                             1993           1992         1991
                                          ----------     ----------   ---------
Cash flows used for financing activities:
   Dividends declared and paid             (18,000)       (15,000)          -
   Treasury stock purchase                       -              -     (60,000)
   Proceeds from long-term borrowings       15,600              -           -
   Repayment of short-term borrowings            -        (37,677)    (20,093)
   Distributions to labor shareholders      (3,934)       (14,622)     (4,265)
   Distribution to Joint Venturer               --             --     (17,232)
                                          --------       ---------   ----------

Net cash used for financing activities      (6,334)       (67,299)   (101,590)
                                         ----------      ---------   ---------

Effect of exchange rate changes on cash       (446)        (1,022)        265
                                         ----------      ---------   --------

Net increase (decrease) in cash
 and cash equivalents                      (47,701)        48,358     (47,486)
Cash and cash equivalents,
 beginning of year                         137,739         89,381     136,867
                                         ---------        -------    --------

Cash and cash equivalents, end of year  $   90,038       $137,739    $ 89,381
                                        ----------       --------    --------
                                        ----------       --------    --------





See accompanying notes to consolidated financial statements.

C8


                        SOUTHERN PERU COPPER CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
           CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

- -------------------------------------------------------------------------------

                                                  (Dollars in Thousands)
                                             1993           1992         1991
                                          ---------      ---------     --------
Common stock:
   Balance at beginning and end of
   year, 762,512 shares, par value $100    $ 76,251       $ 76,251     $ 76,251
                                           --------       --------     --------

Additional paid in capital:
   Balance at beginning and end of year      46,989         46,989       46,989
                                           --------       --------      -------

Treasury stock:
   Balance at beginning of year             (60,000)       (60,000)           -
    Purchased in 1991, 105,337 shares             -              -      (60,000)
                                           --------       --------     --------

   Balance at end of year, 105,337
    shares                                  (60,000)       (60,000)     (60,000)
                                           --------       --------     --------

Retained earnings:
   Retained earnings, appropriated
    Balance at beginning of year                  -              -       15,707
     Use of appropriation,
        distribution to Joint Venturer            -              -      (15,707)
                                           --------        -------     --------

    Balance at end of year                        -              -            -
                                           --------        -------     --------

   Retained earnings, unappropriated
    Balance at beginning of year            325,578         294,940     295,381
      Net earnings (loss)                   194,222          45,638        (441)
      Dividends paid                        (18,000)        (15,000)          -
                                           --------         -------    --------

   Balance at end of year                   501,800         325,578     294,940
                                          ---------        --------    --------

Total retained earnings                     501,800         325,578     294,940
                                          ---------        --------     -------

          Total stockholders' equity       $565,040        $388,818    $358,180
                                          ---------        --------    --------
                                          ---------        --------    --------







          See accompanying notes to consolidated financial statements.

C9

                      SOUTHERN PERU COPPER CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: Southern Peru Copper Corporation (the Company) is a Delaware Corporation which prepares its financial statements in accordance with generally accepted accounting principles in the United States. The Company operates two copper mines and a smelter in Peru (Peruvian Branch) and substantially all of its assets are located there. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Certain reclassifications have been made in prior years' financial statements to conform to the 1993 presentation.

Net Sales: Net sales represent the invoiced value of products containing copper, silver and molybdenum after deducting Peruvian sales and export taxes, commissions, insurance, freight, toll refining charges and hedging costs. Price estimates used for provisionally priced shipments are based on the Company's judgment of the current price level and its susceptibility to decline during the settlement period.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities: Marketable securities include liquid investments with a maturity of more than three months when purchased and are carried at cost, which approximates market value.

Peruvian Tax Credits: Excess Peruvian tax credits are classified as prepaid expenses on the balance sheet and are utilized to either pay Peruvian taxes or are sold. The carrying value of the Peruvian tax credits approximates their market value.

Inventories: Inventories are carried at the lower of average cost or market value.

Property: Maintenance, repairs and gains or losses on assets retired or sold are reflected in earnings as incurred. The cost of renewals is capitalized and the property unit being replaced is retired. The cost of betterments is capitalized. Buildings and equipment are depreciated on the straight-line method over estimated lives from 5 to 34 years, or the estimated life of the mine if shorter. Mine development cost and the cost of Toquepala and Cuajone mineral lands are capitalized and charged to earnings on the unit-of-production method using economic ore reserves.

Income Taxes: The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) effective January 1, 1993. SFAS No. 109, issued in February 1992, requires the adoption of the "liability" method of calculating deferred taxes. Prior to the adoption of SFAS No. 109, the Company provided for income taxes under the provisions of APB No. 11. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

C10

- -------------------------------------------------------------------------------

2. CHANGE IN ACCOUNTING PRINCIPLE:

The Company adopted SFAS No. 109 effective January 1, 1993. The cumulative effect of this change in accounting principle was a credit to income of $165.1 million and is shown separately on the Company's Consolidated Statement of Operations for the year ended December 31, 1993. The adoption of the new method resulted in an additional charge to 1993 net earnings of $4.1 million.

3.  FOREIGN EXCHANGE CONTROL:

All income, except for dividend and interest income of $1.5 million, $1.3 million and $7.4 million earned in the United States in 1993, 1992 and 1991, respectively, is derived from operations conducted by the Company's Peruvian Branch. Export proceeds are deposited directly to the Company's accounts, which can be maintained either in Peru or abroad.

4. PERUVIAN AND U.S. TAXES:

Taxes on income represent Peruvian income taxes, except for provision (benefit) for U.S. taxes of ($1.5) million, $0.4 million and $2.5 million in 1993, 1992 and 1991, respectively, on income earned in the United States. United States taxes on foreign source income have been eliminated through the utilization of foreign taxes as either credits or deductions from taxable income. At December 31, 1993, the foreign tax credit carry forward available to reduce possible future U.S. income taxes amounted to approximately $67.8 million of which $23.8 million expires in 1994, $9.3 million expires in 1996 and $34.7 million expires in 1998. In addition, the Company has $0.2 million in Alternative Minimum Tax
(AMT) credits which have no expiration dates. The Company has not recognized the benefit of existing foreign tax credits and AMT credits, since it is unlikely that realization will occur.

The components of the Peruvian deferred tax liabilities (assets) are:


                                                (Dollars in Millions)
                                        December 31, 1993     January 1, 1993*

Current:
   Accounts receivable                       $   -               $ (0.3)
   Inventories                                   3.0                2.4
                                                ----             ------
     Net current deferred liability              3.0                2.1
                                                ----             ------
Non current:
   Property, plant and equipment                 5.8                2.9
   Accrued severence                             -                 (0.9)
   Labor shares                                 (0.2)              (0.1)
                                               -----              ------
     Net non current deferred liability          5.6                1.9
                                               -----              -----
   Total net deferred tax liability            $ 8.6              $ 4.0
                                               -----              -----
                                               -----              -----


  *After the adoption of SFAS No. 109.

Peruvian source income is taxed at graduated rates up to a maximum of 37% with monthly payments required. Income generated by the Cuajone mine, however, was subjected to a contract rate of 54.5% during the post-investment recovery period which concluded in October 1993. The results of the Cuajone mine were taxed at the lower general rate of 37% following the conclusion of the recovery period.

Income taxes paid were $47.7 million, $60.0 million and $21.6 million in 1993, 1992 and 1991, respectively.

C11

- -------------------------------------------------------------------------------

The Peruvian income tax at the maximum statutory rate is reconciled to the actual tax provisions as follows:




                                                                           (Dollars in Millions)
                                                                      1993           1992           1991
                                                                    --------       --------       --------
     Peruvian income tax at maximum statutory rates                  $31.6          $51.4           $6.2
     Income taxed at rates lower than maximum
        statutory rates                                               (1.0)          (1.8)             -
     Income taxed at Cuajone contract rate                            11.8           17.1            1.6
     Effect of exchange transactions                                   8.5           13.7           (0.5)
     (Income not taxed) expenses not deductible                       (2.5)          (3.4)           5.5
     Effect of labor shares                                           (1.1)          (4.2)          (0.9)
     Reversal of taxes previously accrued                             (2.1)             -              -
                                                                     -----          -----          -----
          Taxes on income                                            $45.2          $72.8          $11.9
                                                                     -----          -----          -----
                                                                     -----          -----          -----



5.  NET SALES:

Net sales were to the following customers:

                                                  (Dollars in Millions)
                                                  1993      1992      1991
                                                 ------    ------    ------
     Stockholders and affiliates:
        ASARCO Incorporated                      $ 28.7    $ 64.3    $ 37.7
        The Marmon Group, Inc.- Cerro
         Sales Corporation                         10.8      20.7       3.7
        Phelps Dodge Refining Corporation           7.8      21.0      20.1
        Newmont Mining Corporation                  4.8         -         -
                                                  -----     -----     -----
                                                   52.1     106.0      61.5
                                                  -----     -----     -----

     Other:
        Japanese Group (a group of Japanese
         customers purchasing under a single
         sales contract)                           45.5      57.0      44.1
        Metallgesellschaft Corporation             53.8      42.4      54.2
        Others (none of which are individually
          10% or more of total sales)             322.6     345.1     367.3
                                                 ------    ------    ------

            Net sales                            $474.0    $550.5    $527.1
                                                 ------    ------    ------
                                                 ------    ------    ------


Pursuant to a contract which expires in the year 2000, the Company delivers blister copper to Empresa Minera del Peru (Minero Peru), the Peruvian Government-owned Ilo refinery, for refining on toll. In 1993, the Company delivered 202,364 short tons of blister to Minero Peru for toll refining.

6. LABOR SHARES:

Peruvian law in effect through 1991 provided that all employees in mining companies have increasing participation (up to a maximum of 33 1/3%) in profits, proceeds from liquidation and "management committees" of Peruvian branches of foreign companies.

Employees participated in 10% of Branch results in two principal ways: (a) 4.5% of pre-tax profits payable in cash, hereafter referred to as liquid participation; and (b) 5.5% of pre-tax results, patrimonial participation, in the form of ownership shares and general debt obligations of the Branch.

In October 1991, a legislative decree was issued changing the workers' participation law so that, effective 1992, workers had an 8% cash participation in pre-tax profits and no longer received patrimonial participation.


     Charges to earnings under the law were:           (Dollars in Millions)
                                                        1993     1992     1991
                                                       ------   ------   ------
        Liquid participation (8.0%)                    $ 8.8    $14.1       -
        Liquid participation (4.5%)                        -        -    $1.6
        Patrimonial participation (5.5%)                   -        -    $2.4
        Labor shares' participation in income          $11.2    $20.5    $3.8


Labor shares represented 17.5% of the Branch capital for the years 1993 and 1992, and 16.5% for 1991.

C12

- -------------------------------------------------------------------------------

7.  DEBT AND AVAILABLE CREDIT FACILITIES:

At December 31, 1993, the Company had $15.6 million outstanding in long-term debt, pursuant to various loan agreements described below, and no outstanding short-term borrowings. Lines of credit available for export financing at December 31, 1993, amounted to $28 million. Interest paid for short-term borrowings was $0.6 million, $1.7 million and $8.6 million in 1993, 1992 and 1991, respectively. The carrying value of the debt approximates its fair market value, since the interest rates are variable. The total amount of fees and interest paid relating to the long-term debt was $621,000.

At December 31, 1993, the Company had three loan agreements that permit borrowings of up to $85 million, of which $69.4 million was available at December 31, 1993. One facility allows the Company to borrow up to $60.0 million until May 1995. The other two facilities allow for draw downs through December 31, 1994. Borrowings under these agreements bear interest based on LIBOR, Prime or other indices and averaged 8.01% at December 31, 1993. In addition, there are commitment fees ranging from approximately 0.37% to 0.75% on the unused balances of the Company's loan agreements. Aggregate maturities of the notes outstanding at December 31, 1993 are as follows:

               Fiscal Year                 Dollars in Thousands
                  1994                                -
                  1995                           $2,000
                  1996                            2,933
                  1997                            2,933
                  1998                            2,933
                 and thereafter                   4,801

In addition to the loan agreements mentioned above, the Company has signed two additional loan agreements subsequent to December 31, 1993. On January 21, 1994, the Company signed a credit agreement to borrow up to $115 million. On January 25, 1994, the Company signed a second loan agreement for $50 million. The latter loan will be effective upon approval of the Japanese Ministry of International Trade and Industry (MITI).

Under the most restrictive terms of the agreements, the Company must maintain a debt to equity ratio, as defined, which cannot exceed 80%. This ratio was 3% at December 31, 1993. In addition, the ratio of current assets to current liabilities, as defined, cannot be less than 150% and at December 31, 1993, this ratio was 497%. Dividends are limited to a portion of net income, as defined, and by debt service coverage ratios, as defined. One of the agreements, signed in January of 1994, may require the Company to hedge up to 130,000 metric tons of its annual production based on defined conditions. As of December 31, 1993 the Company had purchased put options with an exercise price of $0.70 per pound in compliance with the loan agreement. These options are accounted for as hedges and the cost of these options and any gains are reported as a component of the related sales transactions.

8. PENSION BENEFIT PLAN:

The Company has a noncontributory, defined benefit pension plan covering the salaried employees in the United States and the expatriate employees in Peru. Benefits are based on salary and years of service. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. Plan assets are primarily invested in guaranteed investment contracts with the Metropolitan Life Insurance Company of New York.

The net pension costs consist of:

          For the Year Ended December 31, 1993         Dollars In Thousands

          Service cost                                         $308
          Interest cost on projected benefit obligations        321
          Return on plan assets                                (281)
          Other items                                           349
                                                               ----
          Total net pension cost                               $697
                                                               ----
                                                               ----

C13

- --------------------------------------------------------------------------------

The funded status of the plan using the projected unit credit method is:



     At December 31, 1993                         Dollars In Thousands
                                                  --------------------

     Assets and obligations:
        Vested benefit obligation                       $3,382
        Non vested benefits                                188
                                                        ------
             Accumulated benefit obligation             $3,570
                                                        ------
                                                        ------
     Projected benefit obligation                       $4,691
     Less, Plan assets at fair value                     2,542
                                                         -----
        Excess of projected benefit obligation
           over plan assets                             (2,149)

     Items not yet recognized in earnings:
        Unrecognized initial net plan obligation         2,474
        Unrecognized loss                                   72
                                                        ------
             Net accrued cost                           $  397
                                                        ------
                                                        ------

The actuarial computations are based upon a discount rate on benefit obligations of 7%, an expected long-term rate of return on plan assets of 8%, and annual salary increases of 4%. The pension information for 1992 is not presented due to immateriality.

C14

- --------------------------------------------------------------------------------

9.  Common Stock:

At December 31, 1993, the stockholders of the Company were as follows:


                                          Number of        Percent of Total
                                        Common Shares  Outstanding Common Shares
                                        -------------  -------------------------

  ASARCO Incorporated                       343,792             52.31%
  Cerro Trading Company                     136,003             20.70
  Phelps Dodge Overseas Capital Corporation 106,808             16.25
  Newmont Mining Corporation                 70,572             10.74
                                            -------            ------
                                            657,175            100.00%
                                            -------            ------
                                            -------            ------


The Company declared and paid cash dividends of $18 million and $15 million in 1993 and 1992, respectively. Additionally, in 1991, the Company purchased 13.8 percent of its previously outstanding shares from its stockholders pro rata for an aggregate purchase price of $60 million. The repurchased shares are held in the Company's treasury and are available for issuance for general corporate purposes.

10.  RELATED PARTY TRANSACTIONS:

ASARCO Incorporated (ASARCO), a stockholder of the Company, provides various support services to the Company. In 1993 and 1992, these activities were principally related to legal, tax and treasury support services. In 1991, these services also included the purchase and shipment of materials to the Company's operations in Peru. The amounts paid to ASARCO for these services were $0.4 million, $0.2 million and $1.0 million in 1993, 1992 and 1991, respectively. Sales to ASARCO and other affiliates are disclosed in Note 5.
Fomenta, S.A., a wholly owned Peruvian subsidiary, holds a 19% interest in the capital of Metalurgica Peruana S.A., (MEPSA). MEPSA, a Peruvian company, is engaged in the manufacture of metallurgical products used in the mining industry. The Company purchases grinding media from MEPSA for use at the Company's concentrators. Purchases were $5.3 million, $6.7 million and $9.7 million in 1993, 1992 and 1991, respectively.

11.  CUAJONE JOINT VENTURER:

In September 1991, the Company purchased the Joint Venture interest in the Cuajone mine from Billiton, B.V. for $15.2 million, to be paid in annual installments through 1996. Provision exists, however, for acceleration of these payments as stockholder dividends are made. Under the terms of this agreement, $4.3 million, $4.2 million and $2.5 million were paid in 1993, 1992 and 1991, respectively. The 1993 and 1992 amounts include acceleration payments of the entire 1996 installment and part of the 1995 installment. Therefore, as of December 31, 1993, only the 1994 and 1995 installments remain outstanding.

Prior to the purchase, the participation of the Joint Venturer in the net earnings of the Company represented a pro rata allocation of Cuajone net earnings based on the percentage of equity contribution made by the Joint Venturer to the Cuajone operation. Cash distributions were made in accordance with terms of the Joint Venture agreement, and were consequently determined by other factors as well as net earnings.

12.  COMMITMENTS AND CONTINGENCIES:

Refining Assessment:

In 1986 and 1987, Minero Peru claimed additional refining charges for the period 1981 through March 1987 from the Company and two of its blister customers. The Company negotiated with Minero Peru on behalf of all parties and agreed to reimburse the two blister customers involved for their pro rata portion of any negotiated settlement. Claims for all years concern the application of escalator clauses in toll refining contracts. Claims for the period 1983 through March 1987 were settled in 1988.

During 1993, the assessment claims relating to the 1981 and 1982 years was settled by arbitration in the Company's favor. This resulted in the reversal of prior years' accruals of $11.1 million which is included in 1993's earnings.

C15

- -------------------------------------------------------------------------------

CUAJONE INVESTMENT RECOVERY:

In December 1991, the Company and the Government of Peru entered an agreement resolving all open issues concerning the conclusion of the investment recovery contract which governed the development and operation of the Cuajone mine. The Company agreed to undertake a $300 million investment program over the five years 1992-1996, and the Peruvian Government agreed not to discriminate against the Company in comparison with treatment given to other mining companies. As part of this agreement, in 1991 the Company transferred $55 million from its accounts in New York to an account with the Central Reserve Bank of Peru, to be withdrawn by the Company at its discretion solely for application to the $300 million investment program. At December 31, 1993, the balance of this account with the Central Reserve Bank of Peru was $58.3 million.

The projects specified in the investment program are in various stages. External financing, as described in Note 7 above, has been obtained by the Company for use in the investment program.

Litigation:

On February 26, 1993, the Mayor of Tacna brought a lawsuit against the Company seeking $100 million in damages from alleged harmful deposition of tailings and slag, and smelter emissions. In another lawsuit previously brought by the Mayor of Tacna, also relating to the disposal of mine tailings, the Peruvian Supreme Court has ruled that the Company must cease its current method of disposal. The Company has submitted plans to the Ministry of Mines and Energy and is awaiting the Ministry's approval for modifying the tailings disposal. Adoption of the modified tailings disposal plan should, in the Company's belief, resolve this matter. In another pending lawsuit, a group named the Association of Retired Employees of Southern Peru Copper Corporation has challenged the accounting of the Company's Peruvian branch and its allocations of financial results to the Mining Community in the 1970's.

It is the opinion of the Company's management that the outcome of the legal proceedings mentioned, and other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of the Company and its consolidated subsidiaries.

C16


                                                  SOUTHERN PERU COPPER CORPORATION
                                                    and CONSOLIDATED SUBSIDIARIES

                                             Schedule V - Property, Plant and Equipment
                                        For the years ended December 31, 1993, 1992 and 1991



- ---------------------------------------------------------------------------------------------------------------------------------
     Column A                                     Column B       Column C       Column D       Column E       Column F
     --------                                     --------       --------       --------       --------       --------
                                                  Balance at     Additions                                    Balance at
                                                 beginning of        at                         Other            end
     Classification                               period            cost        Retirements    changes         of period
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
                                                                               1993

                                                  -------------------------------------------------------------------------------
     Buildings and equipment                      $1,012,695     $    724       $ 6,819        $ 27,329  (a)  $1,033,929
     Mine development                                114,780                                                     114,780
     Mineral land                                     12,176           50                                         12,226
     Land, other than mineral                          1,243                                       (380) (a)         863
     Construction in progress                         14,514       31,085                       (22,957) (a)      22,642
                                                  ----------     --------       -------        --------       ----------

     Total property                               $1,155,408     $ 31,859       $ 6,819        $  3,992  (b)  $1,184,440
                                                  ----------     --------       -------        --------       ----------
                                                  ----------     --------       -------        --------       ----------



                                                                               1992
                                                  ----------------------------------------------------------------------

     Buildings and equipment                      $  983,468     $  2,499       $ 1,989        $ 28,717  (a)  $1,012,695
     Mine development                                114,780                                                     114,780
     Mineral land                                     12,176                                                      12,176
     Land, other than mineral                            709                         52             586  (a)       1,243
     Construction in progress                         19,369       20,564                       (25,419) (a)      14,514
                                                  ----------     --------       -------        --------       -----------

          Total property                          $1,130,502     $ 23,063       $ 2,041        $  3,884  (b)  $1,155,408
                                                  ----------     --------       -------        --------       ----------
                                                  ----------     --------       -------        --------       ----------

                                                                               1991
                                                  ----------------------------------------------------------------------

     Buildings and equipment                      $  968,944                    $ 4,320        $ 18,844 (a)     $983,468
     Mine development                                114,780                                                     114,780
     Mineral land                                     12,176                                                      12,176
     Land, other than mineral                            696     $     13                                            709
     Construction in progress                          6,871       31,342                       (18,844)(a)       19,369
                                                  ----------     --------       -------        --------         --------
          Total property                          $1,103,467     $ 31,355       $ 4,320       $ - 0 -         $1,130,502
                                                  ----------     --------       -------       ---------       ----------
                                                  ----------     --------       -------       ---------       ----------


  (a)   Transfers.
  (b)   Includes $3,992 and $3,884 in 1993 and 1992, respectively, of transfers from inventory of items purchased in prior years.


C17


                                                  SOUTHERN PERU COPPER CORPORATION
                                                    and CONSOLIDATED SUBSIDIARIES

                                 Schedule VI - Accumulated Depreciation, Depletion and Amortization
                                                  of Property, Plant and Equipment
                                        For the years ended December 31, 1993, 1992 and 1991



- -----------------------------------------------------------------------------------------------------------
               Column A            Column B       Column C       Column D       Column E       Column F
               --------            --------       --------       --------       --------       --------
                                                  Additions
                                   Balance at     charged to                                   Balance at
                                   beginning      costs and                     Other             end
               Description         of period      expenses       Retirements    changes        of period
- -----------------------------------------------------------------------------------------------------------
                                                       (Dollars in Thousands)
                                                               1993
                                   ------------------------------------------------------------------------
     Buildings and equipment       $ 673,887      $ 30,784       $ 6,701                       $ 697,970
     Mine development                 81,012         3,648                                        84,660
     Mineral land                     10,322           169                                        10,491
                                   ---------      --------       -------        ---------      ---------
          Total property           $ 765,221      $ 34,601       $ 6,701          - 0 -        $ 793,121
                                   ---------      --------       -------        ---------      ---------
                                   ---------      --------       -------        ---------      ---------


                                                               1992
                                   ------------------------------------------------------------------------

     Buildings and equipment       $ 647,184      $ 28,614       $ 1,911                       $ 673,887
     Mine development                 77,303         3,709                                        81,012
     Mineral land                     10,154           168                                        10,322
                                   ---------      --------       -------        ---------      ---------
          Total property           $ 734,641      $ 32,491       $ 1,911          - 0 -        $ 765,221
                                   ---------      --------       -------        ---------      ---------
                                   ---------      --------       -------        ---------      ---------


                                                               1991
                                   ------------------------------------------------------------------------

     Buildings and equipment       $ 618,788      $ 32,715       $ 4,319                       $ 647,184
     Mine development                 73,625         3,678                                        77,303
     Mineral land                      9,988           166                                        10,154
                                   ---------      --------       -------        ---------      ---------

          Total property           $ 702,401      $ 36,559(a)    $ 4,319          - 0 -        $ 734,641
                                   ---------      --------       -------        ---------      ---------
                                   ---------      --------       -------        ---------


       (a)   Does not include $5,534 relating to the amortization of goodwill.

C18


                                                  SOUTHERN PERU COPPER CORPORATION
                                                    and CONSOLIDATED SUBSIDIARIES

                                       Schedule X - Supplementary Income Statement Information
                                        For the years ended December 31, 1993, 1992 and 1991
- -----------------------------------------------------------------------------------------------------------------------------------
                              Column A                                               Column B
                              --------                                               --------
                                Item                                       Charged to cost and expenses
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                (Dollars in Thousands)
                                                                           1993                1992                1991
                                                                       -----------------------------------------------------
                    Maintenance and repairs                             $  60,139         $  50,411             $  58,674

                    Taxes, other than income and
                       payroll taxes:
                          Peruvian sales and export taxes               $   - 0 -         $   - 0 -             $  23,982

D1                                                                      Form 10K


                               ASARCO Incorporated
                                  EXHIBIT INDEX



Exhibit                                                                  Indexed
  No.                       Description                                  on page
- -------                     -----------                                  -------

   3.   Certificate of Incorporation and By-Laws

        (a) Certificate of Incorporation - restated, filed May 4, 1970 (Filed as an Exhibit to the Company's 1980 Annual Report on Form 10-K and incorporated herein by reference)

        (b) Certificate of Amendment to the Certificate of Incorporation effective April 23, 1975
             (Filed as an Exhibit to the Company's 1980 Annual Report on Form 10-K and incorporated herein by reference)

        (c) Certificate of Amendment of Certificate of Incorporation executed April 14, 1981
             (Filed as an Exhibit to the Post-Effective Amendment No. 8 to Registration Statement No. 2-47616, filed April 30, 1981 and incorporated herein by reference)

        (d)  Certificate of Amendment of Restated Certificate of
             Incorporation filed on May 6, 1985
             (Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985 and incorporated herein by reference)

        (e) Certificate of Amendment of Certificate of Incorporation filed July 21, 1986
             (Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1986 and incorporated herein by reference)

        (f)  Certificate of Amendment of Restated Certificate of
             Incorporation, as amended filed April 22, 1987
             (Filed as an Exhibit to the Company's 1987 Annual Report on Form 10-K and incorporated herein by reference)

        (g) Statement of Cancellation filed July 31, 1987 whereby 155,000 shares of Series A Cumulative Preferred Stock and 862,500 shares of $9.00 Convertible Exchangeable Preferred Stock were cancelled
             (Filed as an Exhibit to the Company's 1987 Annual Report on Form 10-K and incorporated herein by reference)


        (h) Statement of Cancellation filed November 20, 1987 whereby 1,026,900 shares of Series A Cumulative Preferred Stock were cancelled
             (Filed as an Exhibit to the Company's 1987 Annual Report on Form 10-K and incorporated herein by reference)

        (i) Statement of Cancellation filed December 18, 1987 whereby 1,250,000 shares of Series B Cumulative Convertible
             Preferred Stock were cancelled
             (Filed as an Exhibit to the Company's 1987 Annual Report on Form 10-K and incorporated herein by reference)

        (j) Statement of Cancellation filed March 3, 1988 whereby 27,000 shares of Series A Cumulative Preferred Stock were cancelled (Filed as an Exhibit to the Company's 1987 Annual Report on Form 10-K and incorporated herein by reference)

D2                                                                      Form 10K

                               ASARCO Incorporated
                                  EXHIBIT INDEX
                                   (Continued)

Exhibit                                                                  Indexed
  No.                       Description                                  on page
- -------                     -----------                                  -------

        (k)  Certificate of Amendment of Restated Certificate of
             Incorporation, as amended, filed August 7, 1989
             (Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 and incorporated herein by reference)

        (l)  By-Laws as last amended on June 26, 1991
             (Filed as an Exhibit to the Company's 1991 Annual Report on Form 10-K and incorporated herein by reference.)

   4. Instruments defining the rights of security holders, including indentures

        (a) There are currently various separate indentures, agreements or similar instruments under which long-term debt of Asarco is currently outstanding. The Registrant hereby agrees to furnish to the Commission, upon request, a copy of any of the instruments which define the rights of holders of long-term debt securities. None of the outstanding instruments represents long-term debt securities in excess of 10% of the total assets of Asarco as of December 31, 1993

        (b) Form of Rights Agreement dated as of July 26, 1989, between the Company and First Chicago Trust Company of New York, as Rights Agent, defining the rights of shareholders under a July 1989 Shareholders' Rights plan and dividend declaration
             (Filed as an Exhibit to the Company's report on Form 8-K filed on July 28, 1989 and incorporated herein by reference)

        (c) Rights Agreement Amendment dated as of September 24, 1992, between the Company and The Bank of New York, as Successor Rights Agent under the Rights Agreement listed above (Filed as an Exhibit to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference)

        (d) Indenture Agreement dated as of February 1, 1993 between the Company and Bankers Trust Company, as Trustee, covering the issuance of debt securities registered by the Company in April 1992, not to exceed $250 million (Filed as an Exhibit to the Company's 1992 Annual Report on form 10-K and incorporated herein by reference)

10.     (a)  Stock Option Plan as amended through November 24, 1987
             (Filed as an Exhibit to the Company's 1988 Annual Report on Form 10-K and incorporated herein by reference)

        (b) Form of Employment Agreement entered into in 1985, as amended in March and April 1989, among the Company and currently 12 of its executive officers, including Messrs. R. de J. Osborne, F.R. McAllister, A.B. Kinsolving, R.J. Muth and R.M. Novotny
             (Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 and incorporated herein by reference)

        (c)  Deferred Fee Plan for Directors, as amended through          D9-D13
             January 26, 1994

        (d)  Supplemental Pension Plan for Designated Mid-Career
             Officers, as amended through January 31, 1990
             (Filed as an Exhibit to the Company's 1989 Annual Report on Form 10-K and incorporated herein by reference)

D3

                               ASARCO Incorporated
                                  EXHIBIT INDEX
                                   (Continued)

Exhibit                                                                  Indexed
  No.                       Description                                  on page
- -------                     -----------                                  -------

        (e) Retirement Plan for Non-Employee Directors, as amended through January 25, 1989
             (Filed as an Exhibit to the Company's 1988 Annual Report on Form 10-K and incorporated herein by reference)

        (f) Directors' Stock Award Plan, as amended through January 27, 1993 (Filed as an Exhibit to the Company's 1992
             Annual Report on Form 10-K and incorporated herein by reference)

        (g)  Stock Incentive Plan adopted by the Company's
             Shareholders on April 25, 1990
             (Filed as an Exhibit to the Company's 1990 Annual Report on Form 10-K and incorporated herein by reference)

  11.   Statement re Computation of Earnings Per Share                D-4

  21.   Subsidiaries of the registrant                                D-5 - D-8

  23.   Report of Independent Accountants on Financial Statement
        Schedules and Consent of Independent Accountants are included on page A58 of this Annual Report on Form 10-K.

Report on Form 11-K relating to the Savings Plan for Salaried Employees of ASARCO Incorporated and Participating Subsidiaries is to be filed by amendment on Form 8.

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.