Form 10-Q
period 1994-03-31
ASARCO INC
filed 1994-05-12
CIK 7649

                                1994
                            First Quarter
                              Form 10-Q
                              ---------



                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION
                           13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994                Commission file number 1-164


                               ASARCO INCORPORATED
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                    13-4924440
- - -------------------------------                      -------------------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)



     180 Maiden Lane, New York, N.Y.                        10038
  --------------------------------------                   --------
 (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number,including area code       212-510-2000
                                                        ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                                          Yes   X      No

                                                              -----       -----


As of April 30, 1994 there were outstanding 41,817,609 shares of Asarco Common Stock, without par value.

                         ASARCO Incorporated
                    and Consolidated Subsidiaries



                         INDEX TO FORM 10-Q
                         ------------------



                                                  PAGE NO.
                                                  --------

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements (unaudited)

Consolidated Statement of Earnings
  Three Months Ended March 31, 1994 and 1993          2

Consolidated Balance Sheet
  March 31, 1994 and December 31, 1993                3

Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1994 and 1993          4

Notes to Consolidated Financial Statements           5-6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                  7-9

Exhibit I - Report of Independent Accountants


PART II.  OTHER INFORMATION:

Item 1.  Legal Proceedings                          10-11

Item 4.  Submission of Matters to a Vote of
         Security Holders                            11

Signatures                                           12

                         ASARCO Incorporated
                    and Consolidated Subsidiaries

                 CONSOLIDATED STATEMENT OF EARNINGS
                 ----------------------------------
                             (unaudited)



                                               3 Months Ended
                                                 March 31,
                                              1994       1993
                                              ----       ----
                                               (in thousands)
Sales of products and services              $442,981   $457,070

Operating costs and expenses:
  Cost of products and services              407,830    440,561
  Selling, administrative and other           19,742     21,490
  Provision (recovery) for bad debts         (3,430)        753
  Depreciation and depletion                  20,850     19,974
  Research and exploration                     3,874      4,804
                                            --------   --------
  Total operating costs and expenses         448,866    487,582
                                            --------   --------

Operating loss                               (5,885)   (30,512)
Interest expense                            (14,271)   (13,423)
Other income                                   5,244      6,907
Gain on sale of Asarco Australia Limited      58,512          -
                                            --------   --------
Earnings (loss) before taxes on income
  and equity earnings                         43,600   (37,028)
Taxes on income (benefit)                     21,088    (6,230)
                                            --------   --------
Earnings (loss) before equity earnings        22,512   (30,798)
Equity in earnings (losses) of
  nonconsolidated associated companies,
  net of taxes of $486 in 1994                 4,094      (123)
                                            --------   --------
Net earnings (loss)                         $ 26,606  $(30,921)
                                            --------   --------
                                            --------   --------
Per share amounts:

Net earnings (loss) (a)                     $    .64   $  (.74)
                                            --------   --------
                                            --------   --------
Cash dividends                              $   0.10   $   0.20

Weighted average number of shares
  outstanding                                 41,771     41,505

(a) The effect on the calculation of net earnings per common share of the Company's Common Stock equivalents (shares under option) was insignificant.

See notes to financial statements.

                         ASARCO Incorporated
                    and Consolidated Subsidiaries

                     CONSOLIDATED BALANCE SHEET
                             (unaudited)

                                                        March 31,    December 31,
                                                           1994             1993
                                                           ----             ----
                                                              (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                            $     15,504  $     12,500
  Accounts and notes receivable, net                        313,480       312,178
  Inventories                                               247,962       245,034
  Other assets                                               25,981        31,537
  Investment in Asarco Australia Limited                          -        18,573
                                                       ------------  ------------
     Total current assets                                   602,927       619,822

Investments:
  Cost method                                               851,800       783,417
  Equity method                                             350,844       346,927
Property                                                  2,458,701     2,497,605
Less:  Accumulated depreciation and depletion           (1,164,973)   (1,192,153)
Intangible and other assets                                  99,286        96,880
                                                       ------------  ------------
     Total assets                                      $  3,198,585  $  3,152,498
                                                       ------------  ------------
                                                       ------------  ------------
LIABILITIES
Current liabilities:
  Bank loans                                           $     15,312  $     16,875
  Current portion of long-term debt                          13,794        14,801
  Accounts payable                                          271,412       264,738
  Salaries and wages                                         15,537        15,759
  Taxes on income                                            30,173        29,516
  Reserve for closed plant and environmental matters         49,712        46,409
  Other liabilities                                          33,795        30,582
                                                       ------------  ------------
     Total current liabilities                              429,735       418,680

Long-term debt                                              792,976       868,871
Deferred income taxes                                       187,733       147,864
Reserve for closed plant and environmental matters           66,870        69,694
Postretirement benefit obligations other than
  pensions                                                   93,326        92,943
Other liabilities and reserves                               82,937        82,848
                                                       ------------  ------------
     Total liabilities                                    1,653,577     1,680,900
                                                       ------------  ------------


COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                            555,564       550,726
Unrealized gain on securities reported at fair value        157,747       112,729
Retained earnings                                           831,697       808,143
                                                       ------------  ------------
     Total common stockholders' equity                    1,545,008     1,471,598
                                                       ------------  ------------
     Total liabilities and common
      stockholders' equity                             $  3,198,585  $  3,152,498
                                                       ------------  ------------
                                                       ------------  ------------

 (a)  Common shares: authorized 80,000; outstanding:         41,802        41,718

See notes to financial statements.

                         ASARCO Incorporated
                    and Consolidated Subsidiaries

                CONSOLIDATED STATEMENT OF CASH FLOWS
                ------------------------------------
                             (unaudited)

                                                             3 Months Ended
                                                              March 31,
                                                            1994       1993
                                                            ----       ----
                                                            (in thousands)
OPERATING ACTIVITIES

Net earnings (loss)                                       $  26,606   $(30,921)
Adjustments to reconcile net earnings (loss) to net cash
  provided from operating activities:
   Depreciation and depletion                                21,174      19,974
   Deferred income taxes                                     20,359       2,015
   Treasury stock used for employee benefits                  1,291       1,245
   Undistributed equity (earnings) losses                   (2,065)         335
   Net gain on sale of investments,
    property and Asarco Australia Limited                  (59,119)       (674)
   Increase (decrease) in reserve for closed plant
    and environmental matters                                   479     (6,237)
   Cash provided from (used for) operating assets
    and liabilities:
     Accounts and notes receivable                            (744)    (39,475)
     Inventories                                            (2,660)      45,518
     Accounts payable and accrued liabilities                 7,194     (1,720)
     Other operating liabilities and reserves                 3,275       6,117
     Other operating assets                                 (1,475)       1,477
     Foreign currency transaction losses                      2,276           -
                                                       ------------  -----------
Net cash provided from (used for) operating activities       16,591     (2,346)
                                                       ------------  -----------


INVESTING ACTIVITIES

Capital expenditures                                       (10,296)    (31,641)
Proceeds from sale of securities, property and Asarco
 Australia Limited                                           87,663      21,488
Purchase of investments, principally marketable
 securities                                                 (8,056)    (23,993)
                                                       ------------  -----------
Net cash provided from (used for) investing activities       69,311    (34,146)
                                                       ------------  -----------
FINANCING ACTIVITIES

Debt incurred                                                   125     238,082
Debt retired                                               (78,788)   (201,884)
Net treasury stock transactions                                  22         121
Dividends paid                                              (4,178)     (8,303)
                                                       ------------  -----------
Net cash provided from (used for) financing activities     (82,819)      28,016

Effect of exchange rate changes on cash                        (79)       2,288
                                                       ------------  -----------
Increase (decrease) in cash and cash equivalents              3,004     (6,188)
Cash and cash equivalents at beginning of period             12,500      33,248
                                                       ------------  -----------
Cash and cash equivalents at end of period                $  15,504    $ 27,060
                                                       ------------  -----------
                                                       ------------  -----------

See notes to financial statements.

                         ASARCO Incorporated
                    and Consolidated Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS
                             (unaudited)

A. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1994 and the results of operations and cash flows for the three months ended March 31, 1994 and 1993. This financial data has been subjected to a limited review by Coopers & Lybrand, the Company's independent accountants. Their report is filed as an exhibit to this filing. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year.


B.   Inventories were as follows:
     (in millions)

                                                    March 31,    Dec. 31,
                                                      1994         1993
                                                      ----         ----
   Inventories of smelters, refineries and other
     metal plants at LIFO cost or market            $ 14.0         $ 12.7
   Provisional cost of metals received for
     which prices have not yet been fixed             48.7           44.2
   Mine inventories at FIFO cost or market            94.5           98.6
   Materials and supplies (average cost or less)      61.9           62.4
   Other                                              28.9           27.1
                                                    ------         ------
        Total                                       $248.0         $245.0
                                                    ------         ------
                                                    ------         ------

     At March 31, 1994, replacement cost exceeded inventories carried at LIFO cost by approximately $123.4 million (December 31, 1993 - $114.1 million).

C.   Supplemental disclosures of cash flow information:
     (in millions)

                                             Three Months Ended
                                                  March 31,
                                               1994       1993
                                               ----       ----
Cash paid for:
  Interest (net of amount capitalized)         $16.6      $13.1
  Income taxes                                   0.7        0.9

D.   TAXES ON INCOME

     Taxes on income in the first quarter of 1994 include higher taxes on the gain realized on the sale of the Company's remaining interest in Asarco Australia as a result of providing taxes on earnings previously treated as permanently reinvested while Asarco Australia was a consolidated subsidiary. Taxes in both periods reflect tax benefits resulting from operating losses.

E. Capsulated quarterly earnings information is provided below for significant nonconsolidated associated companies carried on the equity method.
     (in millions)

                                         Southern Peru
                                      Copper Corporation
                                      ------------------
                                      Three Months Ended
                                        March 31, 1994
                                        --------------
Net Sales                                      $124.0
                                               ------
                                               ------
Earnings                                       $ 15.3
Taxes on Income                                  (7.7)
                                               ------
Net Earnings                                   $  7.6
                                               ------
                                               ------
Asarco's percentage owned at March 31            52.3
                                               ------
                                               ------
Asarco's equity earnings                        $ 4.0
                                               ------
                                               ------

     Equity in earnings (losses) of other nonconsolidated associated companies included in the Consolidated Statement of Earnings for the three months ended March 31, 1994 and 1993 was (in millions) $0.6 and $(0.1), respectively.

F. In January, 1994, the Company sold its remaining interest in Asarco Australia Limited, its gold mining subsidiary for US $79.5 million. The sale resulted in a pretax gain of $58.5 million ($31.9 million after tax).

                                  Part I Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EARNINGS: The Company reported net earnings of $26.6 million, or $.64 per share, for the first quarter ended March 31, 1994, compared with a net loss of $30.9 million, or $.74 per share, for the first quarter of 1993. Net earnings in the first quarter of 1994 included a $31.9 million after-tax gain on the sale of the Company's remaining interest in Asarco Australia Limited, a $2.6 million after-tax gain related to a recovery of a bad debt previously written off and a $1.6 million after-tax charge related to a ten day annual maintenance shutdown of the Hayden, Arizona smelter. The first quarter 1993 results included the effects of the heavy rains and flooding at the Company's Arizona copper mines and a scheduled thirty day maintenance shutdown at the Company's Hayden, Arizona smelter which cost the Company approximately $27 million after-tax.

PRICES: Prices for the Company's metals are established principally on the New York Commodity Exchange ("COMEX") or the London Metal Exchange ("LME"). Thus, it is not possible to estimate prices for future Company metal sales.

  PRICE VOLUME ANALYSIS:

                                                 3 Month Ended
                                                   March 31,
     Average Realized                              ---------
          Price                                 1994      1993
          -----                                 ----      ----
   Copper (per pound)                        $  .89    $   .99
   Lead   (per pound)                           .24        .20
   Silver (per ounce)                          5.27       3.68
   Zinc   (1)                                   .44        .47
   Gold   (per ounce)                        379.54     334.86

                                                3 Months Ended
                                                   March 31,

                                                   ---------

   VOLUME                                       1994     1993
   (in thousands)                               ----     ----
   Copper (pounds)                            295,153   272,148
   Lead   (pounds)                             91,538    97,224
   Silver (ounces)                              7,484    10,014
   Zinc   (1)                                  62,400    52,800
   Gold   (ounces)                                 11        56

   1. Zinc prices are per pound for refined zinc. The Company's mine production is sold in concentrate form. Volume represents pounds of zinc contained in concentrate. The Company fully hedged its zinc mine production for the first quarter 1994 at an average price of 45 cents per pound and for the first quarter 1993 at an average price of 53 cents per pound.

SALES: Sales in the first quarter of 1994 were $443.0 million, compared with $457.1 million in the same period of 1993. Increased sales volumes of copper and zinc were partially offset by lower gold and silver sales volumes which resulted from the sale of Asarco Australia Limited in January 1994 and the temporary shutdown of the Troy, Montana mine in the second quarter of 1993. Current quarter sales were adversely affected by lower copper prices. The effect of changes in metals prices in the first quarter 1994 reduced net earnings by approximately $10.5 million after-tax from 1993 levels.

Cost of Products & Services: Cost of products and services were $407.8 million in the first quarter of 1994, compared with $440.6 million in the first quarter of 1993. Higher than usual costs associated with the heavy rains in Arizona in the first quarter 1993 contributed to the variance between the quarters. In addition, lower gold and silver costs resulting from the sale of Asarco Australia Limited and the temporary shut-down of the Troy silver mine was more than offset by increased purchases of refined copper to meet customer demand. The Company's cost of purchased refined copper approximates the market price at which it is sold.

OTHER EXPENSES: The first quarter 1994 selling and administrative costs declined by $1.7 million as a result of cost reduction programs. Depreciation and depletion expense increased by $.9 million as a result of higher production levels, offset by lower depreciation relating to the temporary closure of the Troy mine and the sale of Asarco Australia. Research and exploration expense declined by $.9 million due to reduced levels of exploration activity. The provision (recovery) for bad debts in 1994 includes $4.0 million from the settlement of litigation regarding a bad debt written off in 1991.

NONOPERATING ITEMS: Interest expense was $.8 million higher in the first quarter of 1994, than in the first quarter of 1993 as a result of lower capitalized interest due principally to the completion of a new furnace at the El Paso, Texas, copper smelter, offset in part by lower borrowings. Other income decreased to $5.2 million in the first quarter of 1994 from $6.9 million in the first quarter of 1993. Other income includes dividends from Southern Peru Copper Corporation of $2.1 million in the first quarter of 1993 recorded prior to resumption of equity accounting in the fourth quarter 1993. Dividends from M.I.M. Holdings Limited included in other income were $4.8 million in the first quarter of 1994 and $4.3 million in 1993.

TAXES ON INCOME Taxes on income in the first quarter of 1994 include higher taxes on the gain realized on the sale of the Company's remaining interest in Asarco Australia as a result of providing taxes on earnings previously treated as permanently reinvested while Asarco Australia was a consolidated subsidiary. Taxes in both periods reflect tax benefits resulting from operating losses.

CASH FLOWS: Net cash provided from operating activities was $16.6 million in the quarter ended March 31, 1994, compared with cash used for operating activities of $2.3 million in the corresponding prior period. The increase results principally from improvements in operating income, less a reduction in operating assets net of liabilities. The Company spent $10.3 million for capital expenditures in the first quarter of 1994 and $31.6 million in the first quarter of 1993 including $8.5 million for the copper expansion and modernization program at the El Paso copper smelter.

Financing activities included the prepayment of the Company's 9-3/4% Sinking Fund Debentures at par value plus a premium of .9%. In April, the Company also negotiated a new five-year $350 million revolving credit agreement to replace a $330 million revolving credit agreement scheduled to reduce in amount through 1996.

Liquidity and Capital Resources: At March 31, 1994, the Company's debt as a percentage of total capitalization was 34.7%, compared with 38.0% at December 31, 1993. Debt at the end of the first quarter of 1994 was $822.1 million, compared with $900.5 million at the end of 1993. Additional indebtedness permitted under the terms of the Company's revolving credit loan agreements totaled $450 million at March 31, 1994.

The Company expects that it will meet its cash requirements for 1994 and beyond from internally generated funds, cash on hand and borrowings under its revolving credit agreements or additional debt financing.

In April, the Board of Directors declared a quarterly dividend on the common stock of 10 cents per share payable June 1, 1994 to stockholders of record at the close of business on May 13, 1994.

COOPERS & LYBRAND

                                                                       Exhibit I


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
ASARCO Incorporated:

We have reviewed the accompanying interim consolidated condensed balance sheet of ASARCO Incorporated and Consolidated Subsidiaries as of March 31, 1994 and the related interim consolidated condensed statements of earnings and cash flows for the three month periods ended March 31, 1994 and 1993. These interim consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated condensed financial statements for them to be in conformity with generally accepted accounting principles.



                                                 Coopers & Lybrand




New York, New York
April 22, 1994

                         PART II  -  OTHER INFORMATION

Item 1 - Legal Proceedings

1. Asarco and two of its wholly- owned subsidiaries, Lac d'Amiante du Quebec, Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Form 10-K for 1993 and prior years. As of March 31, 1994, there were pending against Asarco and its subsidiaries 661 lawsuits brought by 5,058 primary and 3,993 secondary plaintiffs in 22 states and one Canadian province seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. As of March 31, 1994, LAQ, Asarco and Capco have settled or have been dismissed from a total of 4,474 asbestos personal injury lawsuits brought by approximately 28,777 primary and 17,573 secondary plaintiffs.


2. With respect to the actions concerning asbestos products in buildings, reported on Form 10-K for 1993 and prior years, as of March 31, 1994, there were pending against LAQ and numerous other companies five lawsuits seeking removal or containment of asbestos-containing products. The actions, including some purported class actions, involve colleges and universities, private buildings under lease to the federal government, schools and public buildings in cities, counties, and states. In general, each of these actions seeks substantial compensatory and punitive damages. As of March 31, 1994, LAQ has settled four and been dismissed from another 79 such actions, and Asarco has been dismissed from eleven of the twelve actions in which it was named.

3. On February 15, 1994, Asarco and two of its subsidiaries were sued in an action now pending in state court in Duval County, Texas by 172 plaintiffs seeking compensatory and punitive damages for personal injuries, increased risk of disease and medical monitoring, as well as property damage, allegedly resulting from exposure to materials, including metals, shipped to a landfill near the plaintiffs' residences. The lawsuit includes numerous other defendants. In April 1994, 20 additional plaintiffs were added to the lawsuit.

4. On March 11, 1994, Asarco and a subsidiary were sued, together with over 200 other defendants, in state court in Cameron County, Texas by 63 plaintiffs seeking compensatory and punitive damages for birth defects and other personal injuries allegedly resulting from exposure to toxic contaminants, including metals.

5. On March 18, 1994, the Company received a 60-day notice from the Montana Environmental Information Center that it plans to file a Clean Water Act citizen suit for alleged failure to obtain National Pollution Discharge Elimination System and stormwater permits at the Anaconda and Paymaster mines, which are historic mine sites located near the Mike Horse mine in the Upper Blackfoot River state Superfund site.

6. With respect to the citizen suit and the Company's action concerning its Omaha, Nebraska plant reported on Form 10-K for 1993, on March 31, 1994, the Federal government on behalf of the Environmental Protection Agency filed a complaint in federal district court in Omaha, Nebraska seeking relief similar to the citizens' complaint. Additionally, on April 8, 1994, the Nebraska Department of Environmental Quality filed a motion to dismiss the action brought against it by the Company on the grounds that the action fails to present a "case or controversy" between the parties and because the State of Nebraska has not consented to be sued and is therefore entitled to immunity under the Eleventh Amendment to the Constitution of the United States.

Item 4 - Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders of the Company held on April 27, 1994, stockholders were asked to elect four directors and to approve the selection of auditors for 1994. Nine remaining directors continue to serve in accordance with their previous election.

   Votes cast in the election of directors were as follows:

                                    Number of Shares
           Names                  For              Withheld
                                  ---              --------
        James C. Cotting      36,706,013           721,398
        Norman C. Fussell     36,689,361           738,050
        E. Gordon Gee         36,668,759           758,652
        James Wood            36,536,948           890,463

     Stockholders approved the selection of auditors as follows:

                   For         Against         Abstain
                37,204,381     134,817         88,213

     There were no "broker nonvotes" cast at the meeting: that is, brokers holding shares in nominee name for beneficial owners were permitted under applicable regulations to vote on the matters presented at the annual meeting in the absence of any instructions from the beneficial owners after timely delivery to them of soliciting proxy materials.

                               SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ASARCO Incorporated
                                               (Registrant)




Date:   May 12, 1994                         /s/ Kevin R. Morano
        ------------                         -------------------
                                             Kevin R. Morano
                                             Vice President, Finance and
                                             Chief Financial Officer

Date:   May 12, 1994                         /s/ Ronald J. O'Keefe
        ------------                         ---------------------
                                             Ronald J. O'Keefe
                                             Controller

COOPERS & LYBRAND


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

We are aware that our report dated April 22,1994 on our review of the interim financial information of ASARCO Incorporated for the three month period ended March 31, 1994 and included in this Form 10-Q for the quarter then ended is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, and 33-34606) and Form S-3 (File No. 33-45631).
Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


                                                               Coopers & Lybrand



New York, New York
April 22, 1994