Form 10-K/A
period 1993-12-31
ASARCO INC
filed 1994-06-29
CIK 7649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                1993 FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1993         Commission file number 1-164

                               ASARCO Incorporated
             (Exact name of registrant as specified in its charter)


           New Jersey                                        13-4924440
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                 180 Maiden Lane, New York, N.Y.               10038
            (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code      (212) 510-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of each exchange
      Title of each class                          on which registered
Common Stock, without par value                  New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 16, 1994, there were of record 41,800,237 shares of Common Stock, without par value, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price of Asarco Common Stock on the New York Stock Exchange - Composite Transactions) of ASARCO Incorporated held by nonaffiliates was approximately $1,108 million.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III: Proxy statement in connection with the Annual Meeting to be held on April 27, 1994.

Part IV:  Exhibit index is on pages D1 through D3.

                      ASARCO Incorporated and Subsidiaries

                                   FORM 10-K/A
                                December 31, 1993




                                      INDEX




                                                             PAGE
                                                            NUMBER


               FORM 10-K/A                                    i


               ITEM 14                                        ii


               EXHIBIT INDEX                                D1 - D3


               FORM 11-K                                    D14 - D28


                      ASARCO Incorporated and Subsidiaries

                                   FORM 10-K/A
                                December 31, 1993

     The undersigned registrant hereby amends the 1993 Annual Report on Form 10-K as set forth in the pages attached hereto to add the information, financial statements and exhibits required by Form 11-K filed with respect to the Savings Plan of ASARCO Incorporated and Participating Subsidiaries pursuant to Rule 15d-21.

     The following item has been refiled to reflect such amendments:

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     As the Exhibits are considered a "discrete filing item", the Exhibits and
Exhibit Index as amended have been refiled.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                             ASARCO Incorporated

                             By    /s/   K.R. Morano
                                         ____________
                                     K.R. Morano
                                     Vice President and
                                     Chief Financial Officer

Date:  June 29, 1994


                                     PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


















































                                       ii

                               ASARCO Incorporated
                                  EXHIBIT INDEX
Exhibit                                                             Indexed
  No.                           Description                         on page

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

        (i) Statement of Cancellation filed December 18, 1987 whereby 1,250,000 shares of Series B Cumulative Convertible Preferred Stock were cancelled
             (Filed as an Exhibit to the Company's 1987 Annual Report on Form 10-K and incorporated herein by reference)
                                       D1

                               ASARCO Incorporated
                                  EXHIBIT INDEX
                                   (Continued)
Exhibit                                                             Indexed
  No.                           Description                         on page

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

        (d) Indenture Agreement dated as of February 1, 1993 between the Company and Bankers Trust Company, as Trustee, covering the issuance of debt securities registered by the Company in April 1992, not to exceed $250 million
             (Filed as an Exhibit to the Company's 1992 Annual Report on form 10-K and incorporated herein by reference)
                                       D2

                               ASARCO Incorporated
                                  EXHIBIT INDEX
                                   (Continued)
Exhibit                                                               Indexed
  No.                           Description                           on page

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

        (c)  Deferred Fee Plan for Directors, as amended through
             January 26, 1994                                       D9-D13

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

  21.   Subsidiaries of the registrant                              D5 - D8

  23.   Report of Independent Accountants on Financial Statement
        Schedules and Consent of Independent Accountants are included on page A58 of this Annual Report on Form 10-K.

  99.   Report on Form 11-K relating to the Savings Plan for
        Salaried Employees of ASARCO Incorporated and
        Participating Subsidiaries.                                 D14 - D 28

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.

                                       D3

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                             _______________________


                                    FORM 11-K

                             _______________________


                                  ANNUAL REPORT


                        PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          _____________________________


                            Commission File No. 1-164


                           __________________________


                   For the fiscal year ended December 31, 1993



                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries



                               ASARCO Incorporated
                                 180 Maiden Lane
                            New York, New York  10038

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries


                       Financial Statements and Schedules

                           December 31, 1993 and 1992


                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries


                                      INDEX



                                                        Page
                                                       Number
                                                       ______

Report of Independent Accountants                       D15

Statement of Net Assets Available for Plan
 Benefits at December 31, 1993                          D16

Statement of Net Assets Available for Plan
 Benefits at December 31, 1992                          D17

Statement of Changes in Net Assets Available
 for Plan Benefits for the year ended
 December 31, 1993                                      D18

Notes to Financial Statements                         D19-25

Supplemental Schedules:
  Form 5500 Item 27a-Schedule of Assets Held
   for Investment Purposes at December 31, 1993         D26

  Form 5500 Item 27d-Schedule of Reportable
   Transactions for the year ended December 31, 1993    D27

Consent of Independent Accountants                      D28



















                                      D14

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        _________________________________

To the Savings Plan Committee of ASARCO Incorporated and Participating Subsidiaries:


We have audited the accompanying statements of net assets available for plan benefits of the Savings Plan of ASARCO Incorporated and Participating Subsidiaries (the "Plan"), as of December 31, 1993 and 1992, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1993. These financial statements are the responsibility of the Plan administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan at December 31, 1993 and 1992, and the changes in net assets available for plan benefits for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules, as listed in the index on page 1, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                       COOPERS & LYBRAND



New York, New York
June 1, 1994
                                      D15

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries
               Statement of Net Assets Available for Plan Benefits
                              at December 31, 1993
                             (dollars in thousands)


                                 Vanguard
                                   Index    Asarco               Short                Vanguard Vanguard  Vanguard
                         Fixed     Trust    Common     VMMR    Term U.S.   Vanguard   Extended   U.S.    Windsor
                        Income      500      Stock     Prime    Treasury  Wellington   Market   Growth      II      Loan
                         Fund    Portfolio   Fund    Portfolio Portfolio     Fund       Fund     Fund      Fund     Fund   Total
                         _____   _________   ______  _________ _________     _____      _____    _____     _____    _____  ______
ASSETS:
Investments, at fair
value (Notes 3 and 4):

ASARCO Common Stock
Fund 1,930,424 units
 (cost: $17,873)                            $16,525                                                                        $16,525
Vanguard:
Money Market Reserves -
 Prime Portfolio (cost
 approximates market)   $ 2,373                        $12,213                                                              14,586
Index Trust - 500
Portfolio 381,714 units
(cost: $15,320)                    $16,731                                                                                  16,731
Fixed Income Securities
Fund - Short Term U.S.
Treasury Portfolio
780,443 units
(cost:  $8,034)                                                    $8,101                                                    8,101
Wellington Fund 180,033
units (cost: $3,614)                                                          $3,673                                         3,673
Index Extended Market
 Fund - 37,276 units
 (cost: $691)                                                                             $724                                 724
U.S. Growth Fund
 47,733 units
 (cost: $712)                                                                                       $713                       713
Windsor II Fund
 146,987 units
 (cost: $2,479)                                                                                            $2,505            2,505
Wachovia Bank of North
 Carolina: Guaranteed
 Investment Contracts
(at cost plus interest)   9,710                                                                                              9,710
Loans to Participants
 (Note 6)                                                                                                          $3,606    3,606
                        _______  _________  _______  _________  _________ __________  ________  ________ ________  ______  _______
     Total Investments   12,083     16,731   16,525     12,213      8,101      3,673       724       713    2,505   3,606   76,874
Contributions
Receivable: Participant                150       20         91         71         73        22        17       59              503
 Company                                        182                                                                            182
Interest Receivable                                                                                                    18       18
Loans Receivable                        40        6         22         15         22         5         4       21   (135)
                        _______  _________  _______  _________  _________ __________  ________  ________ ________  ______  _______
     TOTAL ASSETS        12,083     16,921   16,733     12,326      8,187      3,768       751       734    2,585   3,489   77,577
                        _______  _________  _______  _________  _________ __________  ________  ________ ________  ______  _______
NET ASSETS AVAILABLE
FOR PLAN BENEFITS       $12,083    $16,921  $16,733    $12,326     $8,187     $3,768      $751      $734   $2,585  $3,489  $77,577
                        =======  =========  =======  =========  ========= ==========  ========  ======== ========  ======  =======

                       See notes to financial statements.

                                      D16

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries
               Statement of Net Assets Available for Plan Benefits
                              at December 31, 1992
                             (dollars in thousands)

                                                     Vanguard                            Short Term
                                         Fixed     Index Trust    Asarco                    U.S.
                                         Income        500        Common     VMMR Prime   Treasury
                                          Fund      Portfolio   Stock Fund    Portfolio   Portfolio   Loan Fund     Total

                                         ______     __________  __________   ___________  _________   _________     ______

ASSETS:
Investments, at fair value
 (Notes 3 and 4):

ASARCO Common Stock Fund
1,713,807 units (cost: $16,562)                                     $16,041                                           $16,041

Vanguard:
Money Market Reserves-Prime Portfolio
 (cost approximates market)                $10,879                                 3,070                               13,949

Index Trust - 500 Portfolio
354,343 units (cost: $13,932)                           $14,518                                                        14,518
Fixed Income Securities Fund - Short
Term U.S. Treasury Portfolio
 499,912 units (cost: $5,067)                                                                 $5,154                    5,154
Investment Contract Trust (at cost
plus interest)                               4,088                                                                      4,088
Wachovia Bank of North Carolina:
 Guaranteed Investment Contracts
 (at cost plus interest)                    15,284                                                                     15,284
Loans to Participants (Note 6)                                                                            $3,192        3,192
                                       ___________  ___________  __________  ___________  __________  __________  ___________

     Total Investments                      30,251       14,518      16,041        3,070       5,154       3,192       72,226

Contributions Receivable:
 Participant                                   216          201          24           31          65                      537
 Company                                                                194                                               194
Interest Receivable                                                                                           18           18
                                       ___________  ___________  __________  ___________  __________  __________  ___________


   TOTAL ASSETS                             30,467       14,719      16,259        3,101       5,219       3,210       72,975
                                       ___________  ___________  __________  ___________  __________  __________  ___________

NET ASSETS AVAILABLE FOR
 PLAN BENEFITS                             $30,467      $14,719     $16,259       $3,101      $5,219      $3,210      $72,975
                                       ===========  ===========  ==========  ===========  ==========  ==========  ===========


                       See notes to financial statements.


                                      D17

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries
         Statement of Changes in Net Assets Available for Plan Benefits
                              at December 31, 1993
                             (dollars in thousands)

                                  Vanguard
                                    Index    Asarco               Short                Vanguard  Vanguard Vanguard
                         Fixed      Trust    Common     VMMR    Term U.S.   Vanguard   Extended    U.S.    Windsor
                         Income      500      Stock    Prime     Treasury  Wellington   Market    Growth     II      Loan
                          Fund    Portfolio   Fund   Portfolio  Portfolio     Fund       Fund      Fund     Fund     Fund     Total
                          _____    ________    _____  ________  _________     _____      _____     _____    _____     ____    ______
ADDITIONS:
Investment Income
 (Note 3)
  Dividends                           $ 435  $   339    $   204     $  379     $  168      $ 15      $ 10    $  122          $ 1,672
  Interest              $  1,301                                                                                       $216    1,517

                        ________  _________  _______  _________  _________ __________  ________  ________  ________ _______  _______
Total                      1,301        435      339        204        379        168        15        10       122     216    3,189

Net Appreciation and
  Depreciation
  in the Fair Value of
  Investments                         1,054  (1,116)                    24         74        39       (5)        34              104
  (Note 3)


Contributions
 (Notes 3, 4 & 5)
  Participants                        2,097      280      2,020        905        475        98       170       340            6,385
  Company                                      2,299                                                                           2,299

Loan Repayments               50        593       96        580        242        131        24        45        98 (1,859)
 (Note 6)

Transfer from                 19         10       20         12          3                                                9       73
Other Plan

Interfund transfers     (16,411)      (257)      120      7,700      2,348      3,191       623       552     2,134
                        ________  _________  _______  _________  _________ __________  ________  ________  ________ _______  _______
TOTAL                   (15,041)      3,932    2,038     10,516      3,901      4,039       799       772     2,728 (1,634)   12,050

DEDUCTIONS
  Withdrawals              2,677      1,017    1,486      1,043        757        190        26        12        80     151    7,439
  Loans (Note 6)             666        713       77        248        176         81        14        26        63 (2,064)
  Other                                            1                                          8                                    9
                        ________  _________  _______  _________  _________ __________  ________  ________  ________ _______  _______
TOTAL                      3,343      1,730    1,564      1,291        933        271        48        38       143 (1,913)    7,448

Net Increase (Decrease) (18,384)      2,202      474      9,225      2,968      3,768       751       734     2,585     279    4,602

NET ASSETS AVAILABLE
  FOR PLAN BENEFITS,
  BEGINNING OF YEAR       30,467     14,719   16,259      3,101      5,219                                            3,210   72,975
                        ________  _________  _______  _________  _________ __________  ________  ________  ________ _______  _______
NET ASSETS AVAILABLE
  FOR PLAN BENEFITS,
  END OF YEAR            $12,083    $16,921  $16,733    $12,326     $8,187     $3,768      $751      $734    $2,585  $3,489  $77,577
                        ========  =========  =======  =========  ========= ==========  ========  ========  ======== =======  =======

                       See notes to financial statements.

                                      D18

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                          Notes to Financial Statements

1. Plan Description

   Effective January 1, 1980 ASARCO Incorporated (the "Company") established the Savings Plan of ASARCO Incorporated and Participating Subsidiaries (the "Plan") which has been amended thereafter. Contributions were commenced in July 1980. The Plan is a defined contribution plan and is administered by the Savings Plan Committee in accordance with authority delegated by the Fiduciary Committee.

   The Plan is designed to provide a method of savings by eligible employees for their retirement and other needs, and to enable them to acquire a stock interest in the Company. In 1993, participants were able to invest in one or a combination of eight funds: the Vanguard Index Trust-500 Portfolio; the Asarco Common Stock Fund; the Vanguard Money Market Reserves-Prime Portfolio; the Fixed Income Securities Fund-Short Term U.S. Treasury Portfolio; the Vanguard Wellington Fund; the Vanguard Windsor II; the Vanguard U.S. Growth Portfolio; and the Vanguard Index Trust-Extended Market Portfolio.

   Reference should be made to the Plan document for a complete description of the Plan including eligibility requirements and vesting provisions.

2. Significant Plan Amendments

   On November 23, 1993, the Plan was amended effective January 1, 1994 to comply with regulations issued by the Department of Labor under Section 404(c) of ERISA and the Omnibus Budget Reconciliation Act of 1993, which limited annual covered compensation to $150,000.

   On April 28, 1993, the Plan was amended effective January 1, 1993 to permit direct rollover to another qualified plan or IRA and impose a mandatory 20% withholding on the taxable portion of an in-service withdrawal or distribution not utilizing direct rollover.

   On July 29, 1992, the Plan was amended as follows: to extend to retirees or beneficiaries a ban on transfers between competing fixed dollar investments; to permit the transfer between investment funds of former employer contributions which were merged into the Savings Plan as a result of acquisitions; to require a period of suspended pre-tax contributions following withdrawal of matching Company contributions; and to clarify the right of the Company to recover contributions for which tax deductions have been disallowed.

   On February 26, 1992 the Plan was amended to reflect the change in trustee, recordkeeper, and investment manager. Other amendments include administrative and technical changes required to comply with the rules of the Internal Revenue Service.

                                      D19

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                    Notes to Financial Statements - Continued

3. Summary of Significant Accounting Policies

   Investments Valuation:

   Investments in equity securities listed on an exchange are valued at the latest quoted sales price on the valuation date. Securities not traded or unlisted are valued at the mean of the latest quoted bid and asked prices. Bond investments are valued utilizing the latest bid prices. Short-term investments are stated at amortized cost which approximates market. Investments in the Fixed Income Fund are valued by the investment manager at cost plus reinvested interest. Fixed income contracts may be valued below cost plus interest in the event that an issuer defaults under a contract or if a penalty is assessed for early termination of a performing contract.

   Investment Transactions and Investment Income:

   Transactions are accounted for on a trade date basis. Average cost is the basis used in the determination of gains or losses on sales of securities. Dividend income is recorded at the ex-dividend date. Income from other investments is recorded as earned.

   The Plan presents, in the statement of changes in net assets, the net change in the fair value of its investments which consists of realized and unrealized gains or losses on those investments. Realized and unrealized gains and losses disclosed in the Plan's Form 5500 are calculated using revalued cost.

   Contributions:

   The Company's matching contributions are measured by reference to the participant's contributions and are not discretionary.

   Loans to Participants:

   Loans to participants are presented in the Statement of Net Assets Available for Plan Benefits as Plan assets.

   Other:

   The Plan uses the accrual method for recognizing contributions, withdrawals and investment income.

4. Investment Funds

   Vanguard Fiduciary Trust Company ("Vanguard") is the investment manager and participant recordkeeper for all investment funds of the Plan. Vanguard is also the trustee of all the funds with the exception of certain investment contracts held in the Fixed Income Fund, for which Wachovia Bank of North Carolina, N.A. is trustee.

                                      D20

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                    Notes to Financial Statements - Continued

   Upon enrollment in the Plan in 1993 participants directed their elected contributions to be invested in one or more of the following funds in multiples of 5%:

        Fixed Income Fund - A fund which consists of fixed income contracts and money market investments. At times, this fund will maintain a significant portion of its assets in money market investments to provide liquidity for transactions. After January 1, 1993, exchanges and employee elected contributions may no longer be invested in this fund as it will be phased out by December 31, 1994 or shortly thereafter.

         Vanguard Index Trust-500 Portfolio - A fund invested in all of the stocks included in the Standard & Poor's 500 Composite Index in approximately the same proportions as they are represented in the Index.

         Vanguard Money Market Reserves-Prime Portfolio - A fund invested in a portfolio of high quality money market instruments with maturities of one year or less.

         Vanguard Fixed Income Securities Fund-Short Term U.S. Treasury
          Portfolio - A fund invested primarily in short-term U.S. Treasury securities with an average maturity of two to three years.

         Vanguard Wellington Fund - A fund invested in bonds and common stocks.
          The bonds are held for relative stability of income and principal, while the common stocks are held for potential growth of capital and income.

         Vanguard Index Trust - Extended Market Fund - A fund which provides investment results that correspond to the aggregate price and yield performance of the Wilshire 4500 Index. The Wilshire 4500 Index consists of over 4,500 U.S. common stocks (primarily medium and small capitalization stocks) that are not included in the Standard & Poor's 500 Composite Stock Price Index.

         Vanguard U.S. Growth Fund - A fund invested primarily in a diversified portfolio of common stocks with above-average growth potential.

         Vanguard Windsor II Fund - A fund invested in common stocks to provide capital appreciation and dividend income.

         Asarco Common Stock Fund - A fund that invests exclusively in ASARCO common stock with small amounts invested in the Vanguard Money Market Reserves-Prime Portfolio to allow for timely responsiveness to Plan transactions.

The Plan also maintains the following fund:

         Loan Fund - A fund designed to facilitate the record keeping and other administrative functions relating to loans made to participants based on their account balances (See Note 6). These loans are receivables of the Plan.

                                      D21

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                    Notes to Financial Statements - Continued


There is some degree of risk with any investment, which is generally related to fluctuation in market value or, with respect to the Vanguard Money Market Reserves-Prime Portfolio and Fixed Income Funds, deterioration in credit quality. Participants are advised to read a Vanguard prospectus or the Plan's summary plan description before investing in any fund.

Vanguard as recordkeeper maintains individual account records reflecting each participant's net interest in each fund of the Plan in which such participant invests. Participants' net interests in each fund of the Plan are represented by units of participation. The following schedule shows the number of units and the net asset value per unit or per share in each fund as of December 31, 1993 and December 31, 1992:

                                        1993                                                     1992

                                              Net                                                      Net
                                  Number     Asset                                         Number     Asset
                                    of       Value                                           of       Value
                                   Units    Per Unit                                       Units     Per Unit
                                   ______   ________                                        ______   ________
Fixed Income Fund                12,082,786   $ 1.00     Fixed Income Fund               30,251,591    $ 1.00


Asarco Common Stock Fund          1,930,424   $ 8.56     Asarco Common Stock Fund         1,713,807    $ 9.36

Vanguard Index Trust -                                   Vanguard Index Trust -
  500 Portfolio                     381,714   $43.83       500 Portfolio                    354,343    $40.97

Vanguard Money Market                                    Vanguard Money Market
  Reserves - Prime Portfolio     12,213,498   $ 1.00       Reserves - Prime Portfolio     3,070,332    $ 1.00

Vanguard Fixed Income                                    Vanguard Fixed Income
  Securities Fund - Short                                  Securities Fund - Short
  Term U.S. Treasury Portfolio      780,443   $10.38       Term U.S. Treasury Portfolio     499,912   $ 10.31

Vanguard Wellington Fund            180,033   $20.40

Vanguard Windsor II Fund            146,987   $17.04

Vanguard U.S. Growth Fund            47,733   $14.93

Vanguard Index Extended Market       37,276   $19.43
  Fund


5.   Contributions

     Each eligible employee wishing to participate in the Plan must elect to authorize pre-tax contributions or post-tax contributions by payroll deduction. Contributions are stated in whole percentages of 1% to 12% of the participant's Basic Earnings, as defined. A participant may elect to decrease or suspend the pre-tax contributions once each Plan Year. A participant may not otherwise alter the

                                      D22

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                    Notes to Financial Statements - Continued



     amount of the elected pre-tax contributions until the beginning of the next Plan Year. The Internal Revenue Code of 1986, as amended, (the "Code") limited the maximum amount an employee may contribute on a pre-tax basis to $8,994 in 1993 and $8,728 in 1992.

     Matching Company Contribution - The Company matches the first 6% of a participant's monthly contribution at the rate of 50%. The matching contribution may be made in either cash or ASARCO Common Stock and in the case of cash, the Trustee is required to purchase ASARCO Common Stock. Contributions for the year ended December 31, 1993 consisted of the following:

          Cash                       $      141
          Asarco Common Stock         2,298,779
                                     __________
                                     $2,298,920
                                     ==========
     The Company is not obligated to make a contribution during any period in which it has no accumulated retained earnings. The Company's contributions are subject to all legal restrictions which may apply, including Sections 401 and 415 of the Code, which limit the annual contributions to an employee's account.

     Participants are 100% vested upon participation.

6.   Loans

     The Plan provides for loans to participants who have participated in the Plan for at least one year, subject to certain limitations. The maximum loan allowed to each participant is limited to the lesser of 50% of the total value of the participant's account, or $50,000 reduced by the highest outstanding balance of any other Plan loan to such participant during the prior twelve-month period.

     A participant's loan is repayable within no more than five years or immediately upon termination of employment. Interest is currently accrued at the prime rate. Loans are secured by a lien on the participant's interest in the Plan. Loan repayments are made through payroll withholding from the participant's earnings. A participant may pre-pay a loan at any time without penalty.

7.    Tax Status

      The Plan, as amended through July 27, 1988, has received a favorable determination from the Internal Revenue Service ("IRS") that it is a qualified plan and trust under Section 401(a) of the Code and, thus, exempt from federal income taxes under provisions of Section 501(a) of the Code.

     The Plan, as last amended, will be submitted to the IRS for a determination. The Company expects that the Plan will continue to be qualified under the Code.



                                      D23

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                    Notes to Financial Statements - Continued


8.   Plan Expenses

     The Company pays all administrative expenses of the Plan including trust, recordkeeping, consulting, audit and legal fees. In addition, the Company pays for investment fees related to the fixed income contracts held by the Wachovia Bank of North Carolina. All investment fees related to Vanguard Mutual Funds are paid from the net assets of such funds.

     All taxes (excluding transfer taxes on shares of Asarco Common Stock distributed to participants or their beneficiaries), brokerage commissions and expenses directly related to the investment of the Plan assets are paid from the assets of the relevant fund of the Plan.

9.   Termination Priorities

     The Company reserves the right to amend or discontinue the Plan by action of the Board of Directors at any time. In the event of termination or partial termination of the Plan or a complete discontinuance of matching Company contributions under the Plan, each affected participant shall be 100% vested in their share of the Plan net assets.

10.  Executive Life Contract

     All contributions and transfers to the Fixed Income Fund made from January to December 1988 were invested in a fixed income contract providing a 9.5% rate of interest maturing December 31, 1992 with Executive Life Insurance Company (ELIC), the California subsidiary of First Executive Corporation.

     On April 11, 1991, the California State Insurance regulators placed ELIC in conservatorship, freezing its assets and providing time to evaluate alternatives such as selling the Company or rehabilitating it. During 1991, the Company made arrangements to protect participants' interests in this contract through its commitment to pay the full contractual value as of December 31, 1991 plus interest based on the blended rate of all contracts held in the Fixed Income Fund after December 31, 1991. Such rate is adjusted quarterly. The Company also obtained a five-year irrevocable letter of credit from Barclays Bank PLC, to further back this commitment. The Company received an exemption from the Department of Labor (the Exemption) to proceed with this transaction and to obtain an assignment of the contract up to the amount advanced on behalf of ELIC plus the blended rate of interest. The Exemption became effective as of December 2, 1991 and at that time the trustee and investment management responsibilities were transferred from State Street Bank and Trust Company to Wachovia Bank of North Carolina, N. A. (ELIC trustee).

     On September 3, 1993 the California Superior Court approved a rehabilitation plan for ELIC's successor, Aurora Life Assurance Company, in which plan sponsors were given the choice to participate in or not participate in the rehabilitation plan. As a result of this rehabilitation plan the Fixed Income Fund received a payment from ELIC in the amount of $577,393 on such date.

     The value of this contract at December 31, 1993 and December 31, 1992 was $1,950,314 and $3,770,858, respectively.

                                      D24

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                    Notes to Financial Statements - Continued


11.  Subsequent Event

     During February 1994, the Company and the ELIC trustee elected to not participate in the rehabilitation plan. As a result, on April 4, 1994, a cash payment was received from ELIC and the ELIC trustee forwarded $1,522,386 to the Fixed Income Fund of the Savings Plan. Between January 1994 and April 6, 1994, the Company advanced to the Plan an amount equivalent to the remaining contract value which eliminated the ELIC obligation in the Fixed Income Fund as agreed under the assignment entered into between the Company and the Plan pursuant to the Exemption dated December 2, 1991. Any future recoveries will be paid to the ELIC trustee for further payment to the Company to recover amounts advanced to the Plan since December 2, 1991 or, in the case of any excess amounts, to the Plan participants.






























                                      D25

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                               Form 5500 Item 27a
                 Schedule of Assets Held for Investment Purposes
                              at December 31, 1993

                                                 Cost or       Market         Net Rate    Maturity
                                               Book Value      Value         of Interest   Date
                                               ___________     _______      __________      _____

Fixed Income Fund

Vanguard Fiduciary Trust Company:
  Vanguard Money Market Reserves-
  Prime Portfolio Fund                          $ 2,373,348  $ 2,373,348

Wachovia Bank of North Carolina, N.A.:

  1991 Contract - Aetna Life Insurance              332,227      332,227        7.0       03/31/94
  1989 Contract - Hartford Life                   3,358,568    3,358,568        8.5       01/03/94
  1990 Contract - Principal Mutual                1,855,725    1,855,725        8.9       12/31/94
  1991 Contract - Allstate Insurance              2,212,605    2,212,605        8.7       12/31/95
  1988 Contract - Executive Life
                   Insurance Company
                   (Notes 10 and 11)              1,950,314    1,950,314        8.5       12/31/94
                                                ___________   __________
        Total Fixed Income Fund                  12,082,787   12,082,787 *

  Vanguard Fiduciary Trust Company:
   Vanguard Index Trust - 500 Portfolio          15,319,586   16,730,520 *

  Asarco Common Stock Fund                       17,873,132   16,524,429 *

  Vanguard Fixed Income Securities Fund -
   Short Term U.S. Treasury Portfolio             8,033,734    8,100,995 *

  Vanguard Money Market Reserves -
   Prime Portfolio                               12,213,498   12,213,498 *

  Vanguard Wellington Fund                        3,613,507    3,672,675

  Vanguard Index Extended Market Fund               691,492      724,282

  Vanguard U. S. Growth Fund                        711,945      712,655

  Vanguard Windsor II Fund                        2,479,352    2,504,653

Loan Fund

  Participants' Loans                                     -    3,606,388     6.0%-6.5%
                                               ____________  ___________
TOTAL INVESTMENTS                               $73,019,033  $76,872,882
                                               ============  ===========


* Represents 5% or more of net assets available for plan benefits.

                                      D26

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries


                               Form 5500 Item 27d
                       Schedule of Reportable Transactions
                      for the year ended December 31, 1993

                               Number      Number
                                 of          of        Purchase     Selling      Basis of    Net Gain
   Description of Asset      Purchases      Sales       Price        Price        Asset      or (Loss)
   _____________________     _________     ______       ______       ______     _______    _________
Fixed Income Fund                  147        191  $ 1,589,521  $19,754,522   $19,754,522   $        -

Common Stock of
  ASARCO Incorporated              101        159  $ 3,853,540  $ 2,254,134   $ 2,498,374   $(244,240)

Vanguard Index Trust-
  500 Portfolio                     93        184  $ 4,864,718  $ 3,705,416   $ 3,586,273   $ 119,143

Vanguard Money Market
  Reserves-Prime Portfolio         176        191  $11,888,087  $ 2,744,906   $ 2,744,906   $        -

Vanguard Fixed Income
  Securities Fund-Short
  Term U.S. Treasury
  Portfolio                        146        155  $ 5,273,692  $ 2,350,600   $ 2,329,247   $  21,353

Vanguard Wellington Fund           130         67  $ 4,111,804  $   513,605   $   498,297   $  15,308




















                                      D27



                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       __________________________________



We consent to the incorporation by reference in the prospectuses constituting part of the Registration Statements of ASARCO Incorporated on Form S-3 (File No. 33-45631) and on Form S-8 (File Nos. 2-67732, 2-83782 and 33-34606) of our
report dated June 1, 1994 on our audits of the Statements of Net Assets Available for Plan Benefits of the Savings Plan of ASARCO Incorporated and Participating Subsidiaries as of December 31, 1993 and 1992, the Supplemental Schedules as of December 31, 1993 and for the year then ended and the Statement of Changes in Net Assets Available for Plan Benefits for the year ended December 31, 1993, which report is included in this Annual Report on Form 11-K. We also consent to the incorporation by reference of such report in the 1993 Annual Report on Form 10-K of ASARCO Incorporated.








New York, New York
June 24, 1994






















                                      D28