Form 10-Q
period 1994-06-30
ASARCO INC
filed 1994-08-12
CIK 7649

1994
                           Second Quarter
                              Form 10-Q
                             ----------

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994         Commission file number 1-164
                  -------------                                -----




                         ASARCO Incorporated
                        ---------------------
       (Exact name of registrant as specified in its charter)



           New Jersey                                13-4924440
           ----------                                ----------
(State or other jurisdiction of                    (I.R.S Employer
  incorporation or organization)                  Identification No.)



     180 Maiden Lane, New York, N.Y.                     10038
     -------------------------------                   ---------
 (Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code   212-510-2000
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


                                                 Yes   X     No
                                                     -----      ----


As of July 31, 1994 there were outstanding 41,917,830 shares of Asarco Common Stock, without par value.



                         ASARCO Incorporated
                    and Consolidated Subsidiaries



                         INDEX TO FORM 10-Q
                         -------------------



                                                  Page No.
                                                   -------

Part I.  Financial Information:
- ------------------------------
Item 1.  Financial Statements (unaudited)

Consolidated Statement of Earnings
  Three Months and Six Months Ended                   2
  June 30, 1994 and 1993

Consolidated Balance Sheet
  June 30, 1994 and December 31, 1993                 3

Consolidated Statement of Cash Flows
  Three Months and Six Months Ended                   4
  June 30, 1994 and 1993

Notes to Consolidated Financial Statements           5-6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                  7-8

Exhibit I - Report of Independent Accountants


Part II.  Other Information:
- ---------------------------
Item 1.  Legal Proceedings                          9-10

Signatures                                           11











                                - 1 -

                         ASARCO Incorporated
                    and Consolidated Subsidiaries

                 CONSOLIDATED STATEMENT OF EARNINGS
                 -----------------------------------
                             (unaudited)

                                    3 Months Ended        6 Months Ended
                                       June 30,              June 30,
                                  1994         1993      1994        1993
                                  ----         ----      ----         ----
                                    (in thousands)        (in thousands)

Sales of products and services   $487,756   $416,619    $930,737   $875,643

Operating costs and expenses:
  Cost of products and services   440,646    390,623     848,476    833,138
  Selling, administrative and
    other                          19,638     20,573      39,380     42,063
  Provision (recovery) for bad
    debts                             696        603      (2,734)     1,356
  Depreciation and depletion       21,481     21,510      42,331     41,484
  Research and exploration          4,459      5,777       8,334     10,581
                                  -------    -------     -------    -------
  Total operating costs and
    expenses                      486,920    439,086     935,787    928,622
                                  -------    -------     -------    -------
Operating income (loss)               836    (22,467)     (5,050)   (52,979)
Interest expense                  (14,730)   (14,108)    (29,001)   (27,531)
Other income                          267      3,192       5,511     10,099
Gain on sale of Asarco Australia
  Limited                               -          -      58,512          -
                                 --------   --------     -------     --------
Earnings (loss) before taxes on
  income and equity earnings      (13,627)   (33,383)     29,972    (70,411)
Taxes on income (benefit)          (6,137)    (9,184)     14,951    (15,414)
                                  --------    -------     -------   -------
Earnings (loss) before equity
  earnings                         (7,490)   (24,199)     15,021    (54,997)
Equity in earnings (losses) of
  nonconsolidated associated
  companies, net of taxes of
  $1,194 and $1,680 in 1994        12,852        108      16,947        (15)
                                 --------   --------     -------    -------
Net earnings (loss)              $  5,362   $(24,091)    $31,968   $(55,012)
                                 ========   ========     =======   ========
Per share amounts:

Net earnings (loss) (a)          $   0.13   $  (0.58)   $   0.76   $  (1.32)
                                 ========   =========    =======   =========
Cash dividends                   $   0.10   $   0.10    $   0.20   $   0.30

Weighted average number of
shares outstanding                 41,829     41,569      41,800     41,561




(a) The effect on the calculation of net earnings per common share of the Company's Common Stock equivalents (shares under option) was insignificant.






See notes to financial statements






                                - 2 -

                         ASARCO Incorporated
                    and Consolidated Subsidiaries

                     CONSOLIDATED BALANCE SHEET
                     --------------------------
                             (unaudited)

                                              June 30,    December 31,
                                                1994          1993
                                                ----          ----
                                                   (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents               $    16,033    $    12,500
  Accounts and notes receivable, net          389,902        312,178
  Inventories                                 269,184        245,034
  Other assets                                 24,408         31,537
  Investment in Asarco Australia Limited            -         18,573
                                           -----------    -----------
     Total current assets                     699,527        619,822

Investments:
  Cost method                                 851,589        783,417
  Equity method                               362,811        346,927
Property                                    2,471,449      2,497,605
Accumulated depreciation and depletion     (1,185,581)    (1,192,153)
Intangible and other assets                   103,186         96,880
                                           -----------    -----------
     Total assets                         $ 3,302,981    $ 3,152,498
                                           ===========    ===========
LIABILITIES
Current liabilities:
  Bank loans                              $    23,604    $    16,875
  Current portion of long-term debt            15,845         14,801
  Accounts payable                            355,805        264,738
  Salaries and wages                           18,270         15,759
  Taxes on income                              31,225         29,516
  Reserve for closed plant and
    environmental matters                      47,889         46,409
  Other liabilities                            29,197         30,582
                                             ----------     -----------
     Total current liabilities                521,835        418,680

Long-term debt                                826,740        868,871
Deferred income taxes                         178,023        147,864
Reserve for closed plant and
  environmental matters                        56,905         69,694
Postretirement benefit obligations other
  than pensions                                91,779         92,943
Other liabilities and reserves                 79,642         82,848
                                            -----------    -----------
     Total liabilities                      1,754,924      1,680,900
                                            -----------    -----------
COMMON STOCKHOLDERS' EQUITY
Common stock (a)                              559,199        550,726
Unrealized gain on securities reported
  at fair value                               157,043        112,729
Retained earnings                             831,815        808,143
                                            -----------    -----------
     Total common stockholders' equity      1,548,057      1,471,598
                                            -----------    -----------
     Total liabilities and common
      stockholders' equity                $ 3,302,981    $ 3,152,498
                                           ===========    ===========


 (a)  Common shares: authorized 80,000;
      outstanding:                             41,865         41,718


See notes to financial statements

                                - 3 -

                         ASARCO Incorporated
                    and Consolidated Subsidiaries

                CONSOLIDATED STATEMENT OF CASH FLOWS
                ------------------------------------
                             (unaudited)

                                       3 Months Ended      6 Months Ended
                                          June 30,            June 30,
                                      1994        1993    1994        1993
                                      ----        ----    ----        ----
                                       (in thousands)      (in thousands)

OPERATING ACTIVITIES

Net earnings (loss)                 $ 5,362  $(24,091)   $31,968   $(55,012)
Adjustments to reconcile net
 earnings (loss) to net cash
 provided from (used for) operating
 activities:
   Depreciation and depletion        21,796    21,510     42,970     41,484
   Deferred income taxes             (6,693)   (9,723)    13,666     (7,708)
   Treasury stock used for employee
     benefits                         1,151     1,242      2,442      2,487
   Undistributed equity (earnings)
     losses                         (12,062)     (108)   (14,127)       227
   Net gain on sale of investments,
     property and Asarco Australia
     Limited                           (170)     (905)   (59,289)    (1,579)
   Decrease in reserve for closed
     plant and environmental
     matters                        (11,788)   (4,519)   (11,309)   (10,756)
   Cash provided from (used for)
     operating assets and
     liabilities:
     Accounts and notes receivable  (75,352)   90,427    (76,096)    50,952
     Inventories                    (20,828)  (40,387)   (23,488)     5,131
     Accounts payable and accrued
      liabilities                    85,106    (9,354)    92,300    (11,074)
     Other operating liabilities
      and reserves                   (7,018)   (7,348)    (3,743)    (1,231)
     Other operating assets          (4,931)    1,004     (6,406)     2,481
     Foreign currency transaction
      losses                             31        32      2,307         32

Net cash provided from (used for)
 operating activities               (25,396)   17,780     (8,805)    15,434

INVESTING ACTIVITIES

Capital expenditures                (13,636)  (35,121)   (23,932)   (66,762)
Proceeds from sale of securities,
 property and Asarco Australia
 Limited                             54,499    34,260    142,162     55,748
Purchase of investments             (55,144)  (35,699)   (63,200)   (59,692)

Net cash provided from (used for)
 investing activities               (14,281)  (36,560)    55,030    (70,706)

FINANCING ACTIVITIES

Debt incurred                        45,754    99,385     45,879    337,467
Debt retired                         (1,573)  (70,840)   (80,361)  (272,724)
Net treasury stock transactions         460        88        482        209
Dividends paid                       (4,183)   (4,157)    (8,361)   (12,460)
                                    -------   -------    -------    -------
Net cash provided from (used for)
 financing activities                40,458    24,476    (42,361)    52,492
                                    -------   -------    -------    -------
Effect of exchange rate changes on
 cash                                  (252)   (3,849)      (331)    (1,561)
                                    -------    -------    -------    -------
Increase (decrease) in cash and
 cash equivalents                       529     1,847      3,533     (4,341)
Cash and cash equivalents at
 beginning of period                 15,504    27,060     12,500     33,248
                                    -------   -------    -------    -------
Cash and cash equivalents at end of
 period                             $16,033   $28,907    $16,033    $28,907
                                    =======   =======    =======    =======


     See notes to financial statements


                                - 4 -

                         ASARCO Incorporated
                    and Consolidated Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


A. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1994 and the results of operations and cash flows for the three months and six months ended June 30, 1994 and 1993. This financial data has been subjected to a limited review by Coopers & Lybrand, the Company's independent accountants. Their report is filed as an exhibit to this filing. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year.


B.   Inventories were as follows:
    (in millions)


                                                   June 30,  Dec. 31,
                                                     1994      1993
                                                     ----      ----


Inventories of smelters, refineries and other
  metal plants at LIFO cost or market              $ 12.5    $ 12.7
Provisional cost of metals received for
  which prices have not yet been fixed               70.9      44.2
Mine inventories at FIFO cost or market              94.7      98.6
Materials and supplies (average cost or less)        62.4      62.4
Other                                                28.7      27.1
                                                   ------    ------
     Total                                         $269.2    $245.0
                                                   ======    ======


     At June 30, 1994, replacement cost exceeded inventories carried at LIFO cost by approximately $128.1 million (December 31, 1993
     - $114.1 million).

C.   Supplemental disclosures of cash flow information:
    (in millions)

                                        3 Months Ended   6 Months Ended
                                           June 30,         June 30,
                                         1994     1993     1994     1993
                                         ----     ----     ----     ----


Cash paid for:
  Interest (net of amount capitalized)  $13.3    $10.2    $29.9    $23.3
  Income taxes                            0.4      0.0      1.1      0.9


D.   Taxes on income:

     Taxes on income reflect tax benefits on losses before equity earnings. The six month period ending June 30, 1994 includes higher taxes resulting from the first quarter 1994 gain on the sale of Asarco Australia Limited. Reported earnings from the consolidated subsidiary Asarco Australia Limited were previously treated as permanently reinvested.







E. Capsulized quarterly earnings information is provided below for significant nonconsolidated associated companies carried on the equity method:
     (in millions)

                                                 Southern Peru
                                               Copper Corporation
                                               ------------------

                                       Three Months      Six Months
                                          Ended            Ended
                                      June 30, 1994    June 30, 1994
                                      --------------   -------------
   Net Sales                               $128.9           $252.9
                                           =======          ======
   Earnings before Taxes                   $ 41.0           $ 56.3
   Taxes on Income                          (15.5)           (23.2)
                                           -------          -------
   Net Earnings                            $ 25.5           $ 33.1
                                           ======           ======
   Asarco's ownership percentage             52.3%            52.3%
                                           ======           ======
   Asarco's equity earnings                $ 13.3           $ 17.3
                                           ======           ======

     The Company resumed equity accounting for Southern Peru Copper Corporation in the fourth quarter of 1993.

     Equity in earnings (losses) of other nonconsolidated associated companies included in the Consolidated Statement of Earnings for the three months ended June 30, 1994 were $753,000 and for the six months then ended, $1,343,000.


F. In the first quarter of 1994, the Company sold its remaining interest in Asarco Australia Limited, its gold mining subsidiary, for US $79.5 million. The sale resulted in a pretax gain of $58.5 million ($31.9 million after tax).












                            Part I Item 2
                           --------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Earnings: The Company reported net earnings of $5.4 million, or $.13 per share, for the second quarter ended June 30, 1994, compared with a net loss of $24.1 million, or $.58 per share, for the second quarter of 1993. Net earnings in the second quarter of 1994 improved principally due to higher metal prices for both copper and lead and from equity earnings from the Company's investment in Southern Peru Copper Corporation.

For the six month period ended June 30, 1994, the Company reported net income of $32.0 million, or $.76 per share, compared with a net loss of $55.0 million or $1.32 per share for the comparable 1993 period. Net earnings for the six month period ended June 30, 1994 were principally due to the gain on the sale of the Company's remaining interest in Asarco Australia Limited, higher metal prices and equity earnings from the Company's investment in Southern Peru Copper Corporation. The loss for the prior year six month period included the effects of the heavy rains and flooding at the Company's Arizona copper mines.

Prices: Prices for the Company's metals are established principally on the New York Commodity Exchange ("COMEX") or the London Metal
Exchange ("LME").

Price Volume Analysis:
- ---------------------

                              3 Months Ended      6 Months Ended
     Average Realized            June 30,            June 30,
           Price              1994      1993      1994      1993
           -----              ----      ----      ----      ----
   Copper  (per pound)         .99       .85       .94       .92
   Lead    (per pound)         .25       .20       .24       .20
   Silver  (per ounce)        5.35      4.21      5.31      3.89
   Zinc(1) (per pound)         .43       .44       .44       .46
   Gold    (per ounce)      382.52    374.39    381.83    347.39



                             3 Months Ended        6 Months Ended
                                June 30,              June 30,
   Sales Volume             1994        1993      1994        1993
   ------------             ----        ----      ----        ----
   (in thousands)
   Copper  (pounds)        274,597    248,797   569,750     510,944
   Lead    (pounds)        111,095    103,712   202,632     200,936
   Silver  (ounces)          8,246      6,526    15,730      16,539
   Zinc(1) (pounds)         70,363     49,262   131,849      97,729
   Gold    (ounces)             37         27        48          83

     1. The Company's zinc mine production is sold in concentrate form. Volume represents pounds of zinc contained in concentrate. The Company fully hedged its zinc mine production for the six months ended June 30, 1994 and 1993 at an average price of 47 cents per pound and 54 cents per pound, respectively.


Estimated zinc mine production for the remaining six months of 1994 has been hedged at an average price of 45 cents per pound. In July 1994, the Company purchased copper puts to cover approximately 10% of its fourth quarter 1994 copper production and approximately 40% of its 1995 copper production at strike prices between 90 cents and 95 cents per pound at a cost of $4.0 million or 1.7 cents per pound.

Sales: Sales in the second quarter of 1994 were $487.8 million, compared with $416.6 million in the second quarter of 1993. The increase in sales reflected generally higher metal prices and greater sales volumes for all major products. Sales for the six month period ended June 30, 1994 were $930.7 million, compared with $875.6 million for the comparable 1993 period. The increase in sales resulted principally from higher metal prices and increased sales volume of copper, lead and zinc partially offset by lower precious metal sales volume that resulted from the sale of the Company's remaining interest in Asarco Australia Limited in January 1994 and the temporary shutdown of the Troy silver mine in the second quarter of 1993.



                                - 7 -

Cost of Products & Services: Cost of products and services were $440.6 million in the second quarter of 1994, compared with $390.6 million in the second quarter of 1993. The increase in costs reflected greater sales volumes for all major products, increased purchases of refined copper to meet customer demand and start up costs at the recently modernized El Paso Smelter. The 1994 second quarter reflected lower costs resulting from the sale of Asarco Australia Limited, the temporary shutdown of the Troy silver mine in 1993 and the disposal of nonstrategic businesses which had losses in the 1993 period.

In early 1994, the Company experienced unexpectedly low grades, wet sticky ore which created handling problems, and unusual ore types at the Ray mine. Unusual rain events of late 1992 and early 1993 resulted in excess stored water which limited the availability of other ore faces to blend with these difficult ores from the west pit. The Company has recently announced a fifteen month program to accelerate the development of additional mining areas to provide this flexibility. During this period the older, higher cost sections of the Hayden Mill, approximately 43% of design capacity, will be curtailed. The program is expected to be completed by October 1, 1995, at which time the Hayden Mill will be restored to full capacity. The Hayden Smelter will continue to operate at full capacity by smelting concentrates from Ray, Mission and Montana Resources mines as well as outside purchases. During the accelerated stripping program, Asarco's domestic mine production will be approximately 290,000 tons annually. Refined copper production will remain unchanged at about 500,000 tons per year.

At the El Paso smelter, the Company has redesigned and installed two new Contop furnace reactors. In late May and early June of 1994 the smelter undertook a major rebuild of the sulfuric acid plant which caused a 12 day outage. Since restarting full operations in mid-June the smelter has operated at design capacity.

Costs of products and services were $848.5 million for the six month period ended June 30, 1994 compared with $833.1 million for the comparable 1993 period. The second quarter and six month period ended June 30, 1994 include increased purchases of refined copper to meet customer demand. The Company's cost of purchased refined copper approximates the market price at which it is sold.

Other Expenses: Selling and administrative costs for the second quarter and six month period ended June 30, 1994 declined by $.9 million and $2.7 million, respectively, over the comparable 1993 periods as a result of cost reduction programs. Depreciation and depletion expense reflects higher tons of copper ore mined and a higher asset base offset by lower depreciation and depletion relating to the temporary closure of the Troy silver mine and the sale of Asarco Australia Limited. Research and exploration expense for the second quarter and six month period ended June 30 1994 declined by $1.3 million and $2.2 million, respectively over the comparable 1993 periods primarily due to reduced levels of exploration activity. The provision (recovery) for bad debts in the first quarter of 1994 includes $4.0 million from the settlement of litigation related to a bad debt written off in 1991.

Nonoperating Items: Interest expense for the second quarter and six month period ended June 30, 1994 increased by $.6 million and $1.5 million, respectively, over the comparable 1993 periods as a result of lower capitalized interest due principally to the completion of the modernization of the El Paso copper smelter, offset in part by lower borrowings. Other income includes dividends from Southern Peru Copper Corporation of $2.0 million in the second quarter of 1993 and $4.1 million for the six month period ended June 30, 1993, recorded prior to the resumption of equity accounting in the fourth quarter 1993.

Taxes on Income: Taxes on income reflect tax benefits on losses before equity earnings. The six month period ending June 30, 1994 includes higher taxes on the first quarter 1994 gain on the sale of Asarco Australia Limited. Reported earnings from the consolidated subsidiary Asarco Australia Limited were previously treated as permanently reinvested.

Cash Flows: Net cash used for operating activities was $25.4 million in the second quarter of 1994, compared with cash provided from operating activities of $17.8 million in the second quarter of 1993. Cash invested in operating assets and liabilities was principally from higher trade receivables due to higher metal prices and sales volumes. Net cash used for investing activities declined by $22.3 million reflecting completion of the El Paso smelter modernization in the second quarter 1993.

Net cash used for operating activities was $8.8 million for the six month period ended June 30, 1994, compared with cash provided from operating activities of $15.4 million in the corresponding prior period. An improvement in operating income substantially due to higher metal prices and volumes in the six months ended June 30, 1994 was partially offset by an increase in cash invested in accounts receivable. Cash provided from investing activities increased for the six month period ended June 1994 due to the proceeds from the sale of Asarco Australia Limited in the first quarter and lower capital spending.

Financing activities included the prepayment of the Company's 9-3/4% Sinking Fund Debentures at par value plus a premium of .9% in the first quarter of 1994.

Liquidity and Capital Resources: At June 30, 1994, the Company's debt as a percentage of total capitalization was 35.9%, compared with 38.0% at December 31, 1993. Debt at the end of the second quarter 1994 was $866.2 million, compared with $900.5 million at the end of 1993. Additional indebtedness permitted under the terms of the Company's revolving credit loan agreements totaled $409 million at June 30, 1994.

In April 1994, the Company negotiated a new five-year $350 million revolving credit agreement to replace a $330 million revolving credit agreement scheduled to reduce in amount through 1996.

The Company expects that it will meet its cash requirements for 1994 and beyond from internally generated funds, cash on hand and borrowings under its revolving credit agreements or additional debt financing.

In July, the Board of Directors declared a quarterly dividend on the common stock of 10 cents per share payable September 1, 1994 to stockholders of record at the close of business on August 12, 1994.

                                   8 -

COOPERS & LYBRAND




                                                       Exhibit I


                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
ASARCO Incorporated:

We have reviewed the accompanying interim consolidated condensed balance sheet of ASARCO Incorporated and Consolidated Subsidiaries as of June 30, 1994 and the related interim consolidated condensed statements of earnings and cash flows for the three month and six month periods ended June 30, 1994 and 1993. These interim consolidated condensed financial statements are the responsibility of the Company's management.

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



                                        Coopers & Lybrand




New York, New York
July 22, 1994



                    PART II  -  OTHER INFORMATION


Item 1 - Legal Proceedings

1. Asarco and two of its wholly-owned subsidiaries, Lac d'Amiante du Quebec, Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Forms 10-K for 1993 and prior years and 10-Q for the first quarter of 1994. As of June 30, 1994, after giving effect to the July 1994 settlement referred to below, there were pending against Asarco and its subsidiaries 529 lawsuits brought by 737 primary and 486 secondary plaintiffs in 22 states and one Canadian province seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. As of June 30, 1994, LAQ, Asarco and Capco have settled or have been dismissed from a total of 4,661 asbestos personal injury lawsuits brought by approximately 29,059 primary and 17,779 secondary plaintiffs.
     On July 14, 1994, Capco settled the claims of approximately 4,250 primary plaintiffs in Texas and Alabama; 28 Capco primary plaintiff claims remain pending.

2. On June 17, 1994, the Company and one of its wholly-owned subsidiaries, Encycle/Texas, Inc., were sued in state court in Nueces County, Texas in three class actions on behalf of persons residing in neighborhoods around the Company's Corpus Christi, Texas property. These actions seek compensatory and punitive damages for diminution of property values, annoyance, loss of use and enjoyment, loss of income from commercial uses, remediation costs, emotional distress, and medical monitoring due to alleged contamination of plaintiffs' property by metals emitted from the Corpus Christi facility.

3. With respect to the litigation relating to log sort yards in Tacoma, Washington, reported on Form 10-K for 1993 and prior years, in May 1994 the Company was sued in another case brought by owners and operators of four log sort yards involved in that litigation. The case seeks damages and contribution to the costs of remediation of, and natural resource damages to, a waterway on which the log sort yards are located. Contamination of the waterway is also alleged to have resulted from a landfill at which waste from the yards was deposited.

4. With respect to the citizen suit and related litigation concerning the Company's Omaha, Nebraska plant, reported on Forms 10-K for 1993 and 10-Q for the first quarter of 1994, on May 9, 1994 the Company voluntarily dismissed its federal court action against the State and filed an action seeking similar relief in state court in Lincoln. On June 6, 1994 the Company was issued a National Pollution Discharge Elimination System permit. In July 1994 the Company received notice on behalf of private citizens that the Company would be sued for failure to operate in compliance with that permit and for failing to comply with the Clean Water Act.

5. With respect to the Circle Smelting Superfund site in Beckemeyer, Illinois, reported on Form 10-K for 1993, the
     Company has begun a limited remediation project at the site.
     Ongoing discussions regarding additional remediation are continuing.

6. With respect to the litigation brought by Montana Mining Properties ("MMP") charging Asarco with tortious interference with MMP's contract with Montana Resources, Inc., reported on Form 10-K for 1993 and prior years, in June 1994 Asarco's motion for summary judgment dismissing the case was granted. In July 1994 MMP filed a Notice of Appeal to the Montana Supreme Court.

7. With respect to the proceeding reported on Form 10-K for 1993 relating to disposal of asbestos cement pipe at the Company's Ray Complex, in July 1994 the Company, without admitting any violation, paid $125,000 to the Arizona Department of Environmental Quality to settle the State of Arizona's suit alleging violations of the Clean Air Act.







                             SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ASARCO Incorporated
                                      (Registrant)




Date:   August 12, 1994       /s/ Kevin R. Morano
                              ---------------------
                                   Kevin R. Morano
                                   Vice President, Finance and
                                   Chief Financial Officer



Date:   August 12, 1994       /s/ Ronald J. O'Keefe
                              ------------------------
                                   Ronald J. O'Keefe
                                   Controller




























                               - 11 -

COOPERS & LYBRAND





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated July 22,1994 on our review of the interim financial information of ASARCO Incorporated for the three month and six month periods ended June 30, 1994 and included in this Form 10-Q for the quarter then ended is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, and 33-34606) and Form S-3 (File No. 33-45631). Pursuant to
Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                        Coopers & Lybrand




New York, New York
July 22, 1994
