Form 10-Q
period 1994-09-30
ASARCO INC
filed 1994-11-14
CIK 7649

1994
                            Third Quarter
                              Form 10-Q
                              ---------


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994     Commission file number 1-164
                 -------------------                           -----


                         ASARCO Incorporated
                        --------------------
       (Exact name of registrant as specified in its charter)


           New Jersey                               13-4924440
           ----------                               ----------
(State or other jurisdiction of                   (I.R.S Employer
  incorporation or organization)                 Identification No.)



     180 Maiden Lane, New York, N.Y.                       10038
     ------------------------------                        -----
 (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code       212-510-2000
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


                                               Yes   X     No
                                                    ---       ---

As of October 31, 1994 there were outstanding 42,073,288 shares of Asarco Common Stock, without par value.


                         ASARCO Incorporated
                    and Consolidated Subsidiaries


                         INDEX TO FORM 10-Q
                         ------------------



                                                  Page No.
                                                  --------

Part I.  Financial Information:
- -------------------------------

Item 1.  Financial Statements (unaudited)

Consolidated Statement of Earnings
  Three Months and Nine Months Ended                  2
  September 30, 1994 and 1993

Consolidated Balance Sheet
  September 30, 1994 and December 31, 1993            3

Consolidated Statement of Cash Flows
  Three Months and Nine Months Ended                  4
  September 30, 1994 and 1993

Notes to Consolidated Financial Statements           5-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                 8-12

Exhibit I - Report of Independent Accountants


Part II.  Other Information:
- ----------------------------

Item 1.  Legal Proceedings                          13-14

Item 6.  Exhibits and Reports on Form 8-K            14

Signatures                                           15






                                - 1 -

                         ASARCO Incorporated
                    and Consolidated Subsidiaries

                 CONSOLIDATED STATEMENT OF EARNINGS
                 ----------------------------------
                             (unaudited)

                                    3 Months Ended        9 Months Ended
                                    September 30,          September 30,
                                  1994         1993      1994        1993
                                  ----         ----      ----        ----
                                    (in thousands)        (in thousands)

Sales of products and services   $512,968   $425,180  $1,443,705   $1,300,823

Operating costs and expenses:
  Cost of products and services   450,907    384,907   1,294,809    1,217,636
  Selling, administrative and
    other                          19,968     19,760      59,348       61,823
  Provision (recovery) for bad
    debts                             648        732      (2,086)       2,088
  Depreciation and depletion       20,396     21,193      62,727       62,677
  Research and exploration          5,541      5,378      13,875       15,959
  Provision for environmental
    matters                        46,585      2,410      51,159        2,819
                                   ------   --------   ---------    ---------
  Total operating costs and
    expenses                      544,045    434,380   1,479,832    1,363,002
                                  -------   --------   ---------    ---------

Operating income (loss)           (31,077)    (9,200)    (36,127)     (62,179)
Interest expense                  (16,103)   (14,719)    (45,104)     (42,250)
Other income                        1,918      5,513       7,429       15,612
Gain from sale of Asarco
  Australia capital stock               -      3,270           -        3,270
Gain on sale of Asarco
  Australia Limited                     -     10,286      58,512       10,286
                                  -------   --------    --------    ---------

Earnings (loss) before taxes on
  income and equity earnings      (45,262)    (4,850)    (15,290)     (75,261)
Taxes on income (benefit)         (15,249)    (1,323)       (297)     (16,737)
                                 --------    -------    --------    ---------
Earnings (loss) before equity
  earnings                        (30,013)    (3,527)    (14,993)     (58,524)
Equity in earnings (losses) of
  nonconsolidated associated
  companies, net of taxes of
  $1,279 and $2,959 in 1994        13,864        499      30,812          484
                                 --------    -------    --------    ---------

Net earnings (loss)             $ (16,149)   $(3,028)    $ 15,819   $ (58,040)
                                 ========   ========    ========    =========

Per share amounts:

Net earnings (loss) (a)          $   (.39)   $  (.08)   $     .38   $   (1.40)
                                 ========    =======   =========    =========

Cash dividends                   $   0.10    $  0.10   $    0.30    $    0.40

Weighted average number of
shares outstanding                 41,942     41,623      41,850       41,564





(a) The effect on the calculation of net earnings per common share of the Company's Common Stock equivalents (shares under option) was insignificant.




See notes to financial statements


                                - 2 -

                         ASARCO Incorporated
                    and Consolidated Subsidiaries

                     CONSOLIDATED BALANCE SHEET
                     --------------------------
                             (unaudited)

                                           September 30,   December 31,
                                              1994             1993
                                              ----             ----
                                                 (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                  $   19,881    $    12,500
  Accounts and notes receivable, net            371,940        312,178
  Inventories                                   274,679        245,034
  Other assets                                   36,268         31,537
  Investment in Asarco Australia Limited              -         18,573
                                             ----------    -----------
     Total current assets                       702,768        619,822

Investments:
  Cost method                                   836,888        783,417
  Equity method                                 375,933        346,927
Property                                      2,478,137      2,497,605
Accumulated depreciation and depletion       (1,193,116)    (1,192,153)
Intangible and other assets                     103,589         96,880
                                            -----------    -----------
     Total assets                           $ 3,304,199    $ 3,152,498
                                            ===========    ===========

LIABILITIES
Current liabilities:
  Bank loans                                 $    7,228    $    16,875
  Current portion of long-term debt              14,316         14,801
  Accounts payable                              287,616        264,738
  Salaries and wages                             20,754         15,759
  Taxes on income                                36,494         29,516
  Reserve for closed plant and
    environmental matters                        44,179         46,409
  Other liabilities                              35,904         30,582
                                             ----------    -----------
     Total current liabilities                  446,491        418,680

Long-term debt                                  905,976        868,871
Deferred income taxes                           166,303        147,864
Reserve for closed plant and
  environmental matters                          86,158         69,694
Postretirement benefit obligations other
  than pensions                                  93,347         92,943
Other liabilities and reserves                   80,273         82,848
                                             ----------    -----------
     Total liabilities                        1,778,548      1,680,900
                                             ----------    -----------

COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                569,003        550,726
Unrealized gain on securities reported
  at fair value                                 147,411        112,729
Retained earnings                               809,237        808,143
                                             ----------    -----------
     Total common stockholders' equity        1,525,651      1,471,598
                                             ----------    -----------

     Total liabilities and common
      stockholders' equity                  $ 3,304,199    $ 3,152,498
                                            ===========    ===========


 (a)  Common shares: authorized 80,000;
      outstanding:                               42,039         41,718


See notes to financial statements

                                - 3 -

                         ASARCO Incorporated
                    and Consolidated Subsidiaries

                CONSOLIDATED STATEMENT OF CASH FLOWS
                -------------------------------------
                             (unaudited)

                                       3 Months Ended      9 Months Ended
                                       September 30,        September 30,
                                      1994        1993    1994        1993
                                      ----        ----    ----        ----
                                       (in thousands)      (in thousands)

OPERATING ACTIVITIES

Net earnings (loss)                 $ (16,149)   $(3,028)     $15,819  $(58,040)
Adjustments to reconcile net
 earnings (loss) to net cash
 provided from (used for) operating
 activities:
   Depreciation and depletion          19,757     21,193      62,727     62,677
   Deferred income taxes              (13,364)     4,667         302    (3,041)
   Treasury stock used for employee
     benefits                           1,261      1,066       3,703      3,553
   Undistributed equity (earnings)
     losses                           (10,840)       822    (24,967)      1,049
   Net gain on sale of investments,
     property and Asarco Australia
     Limited                             (221)   (12,610)    (59,510)   (14,189)
   Increase (decrease) in reserve
     for closed plant and
     environmental matters             25,543     (8,089)      14,234   (18,845)
   Cash provided from (used for)
     operating assets and
     liabilities:
     Accounts and notes receivable     18,675    (46,100)    (57,421)      4,852
     Inventories                      (5,259)     23,228    (28,747)     28,359
     Accounts payable and accrued
      liabilities                    (62,999)     42,612      29,301     31,538
     Other operating liabilities
      and reserves                     11,131     12,085       7,388     10,854
     Other operating assets           (4,905)    (4,082)    (11,311)    (1,601)
     Foreign currency transaction
      losses                              191        542       2,498        574
                                      -------    -------     -------     ------

Net cash provided from (used for)
 operating activities                (37,179)     32,306    (45,984)     47,740
                                      -------    -------     -------     ------

INVESTING ACTIVITIES

Capital expenditures                 (31,651)   (20,021)    (55,583)   (86,783)
Proceeds from sale of securities,
 property and Asarco Australia
 Limited                               72,929     37,297     215,091     93,045
Purchase of investments              (59,863)   (21,101)   (123,063)   (80,793)
                                      -------    -------    --------    -------

Net cash provided from (used for)
 investing activities                (18,585)    (3,825)      36,445   (74,531)
                                      -------    -------     -------    -------

FINANCING ACTIVITIES

Debt incurred                          62,217        145     108,096    337,612
Debt retired                            (595)   (38,549)    (80,956)  (311,273)
Net treasury stock transactions         3,225         18       3,707        227
Dividends paid                        (4,196)    (4,163)    (12,557)   (16,623)
                                      -------    -------     -------    -------
Net cash provided from (used for)
 financing activities                  60,651   (42,549)      18,290      9,943
                                      -------    -------     -------    -------

Effect of exchange rate changes on
 cash                                 (1,039)      (728)     (1,370)    (2,289)
                                      -------    -------     -------    -------
Increase (decrease) in cash and
 cash equivalents                       3,848   (14,796)       7,381   (19,137)
Cash and cash equivalents at
 beginning of period                   16,033     28,907      12,500     33,248
                                      -------    -------     -------    -------
Cash and cash equivalents at end of
 period                               $19,881    $14,111     $19,881    $14,111
                                      =======    =======     =======    =======







     See notes to financial statements


                                - 4 -

                         ASARCO Incorporated
                    and Consolidated Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


A. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1994 and the results of operations and cash flows for the three months and nine months ended September 30, 1994 and 1993. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. Their report is filed as an exhibit to this filing. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year.


B.   Inventories were as follows:
     (in millions)

                                                Sept. 30,   Dec. 31,
                                                   1994       1993
                                                   ----       ----


    Inventories of smelters, refineries and
     other metal plants at LIFO cost or market    $ 12.5     $ 12.7
    Provisional cost of metals received for
      which prices have not yet been fixed          62.9       44.2
    Mine inventories at FIFO cost or market        111.2       98.6
    Materials and supplies (average cost or
      less)                                         65.0       62.4
    Other                                           23.1       27.1
                                                  ------     ------
         Total                                    $274.7     $245.0
                                                  ======     ======


     At September 30, 1994, replacement cost exceeded inventories carried at LIFO cost by approximately $137.9 million (December 31, 1993 - $114.1 million).

C.   Hedging activities:

     Substantially all of the Company's copper and lead production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold on commodity exchanges or to merchants or consumers on a spot sale basis. Zinc is sold in the form of concentrates under contracts of one to three years' duration. Silver and gold are sold under monthly contracts or in spot sales. Sales prices are generally based on the average of prevailing commodity prices for the scheduled month of delivery or shipment according to the terms of the contracts.

     Depending on the market fundamentals of a metal and other conditions, the Company may enter into forward sales or purchase put options or establish synthetic put options to reduce or eliminate the risk of metal price declines on its anticipated future production. Put options purchased by the Company establish a minimum price for the production covered by such put options and permit the Company to participate in price increases above the strike price of such put options. Forward sales establish a selling price for future production at the time they are entered into, thereby eliminating the risk of declining prices but also eliminating potential gains on price increases if not bought back. Synthetic put options are established by entering into a forward sale and purchasing a call option for the same quantity of the relevant metal and for the time period relating to such forward sale. The forward sale establishes a minimum price that will be realized, while the call option permits the Company to participate in price increases. Gains and losses on hedge contracts are reported as a component of the underlying transaction.


     As of September 30, 1994 the Company had copper put options with an average strike price of 90.0 cents per pound covering 6,900 tons of 1994 production representing approximately 10% of the Company's expected fourth quarter 1994 copper production, and copper put options with an average strike price of 91.9 cents per pound covering 137,600 tons or approximately 48% of its expected 1995 copper production. As of September 30, 1994 the Company also had zinc synthetic put options covering 22,700 tons of expected fourth quarter 1994 zinc production at a price of
     45.0 cents per pound.

D. In September 1994, the Company recorded a $30.7 million after-tax charge, $45.5 million on a pre-tax basis, for environmental costs associated with the Company's previously closed facilities and current operations. This addition to the reserve for closed plant and environmental matters, together with prior accruals, accommodates resolutions reached in the quarter at a number of sites, particularly at Asarco's former smelter in Tacoma, Washington, where an agreement on remediation remains subject to final acceptance by the EPA. Asarco had a total reserve for environmental matters and closed operations of $130.3 million at September 30, 1994.

E.   Supplemental disclosures of cash flow information:
     (in millions)

                                        3 Months Ended   9 Months Ended
                                         September 30,   September 30,
                                         1994     1993   1994     1993
                                         ----     ----   ----     ----

Cash paid for:
  Interest (net of amount capitalized)   16.7    $16.6    46.6   $39.8
  Income taxes (net of refunds)         (6.7)      1.4   (5.6)     2.3


F. In the first quarter of 1994, the Company sold its remaining interest in Asarco Australia Limited, its gold mining investment, for US $79.5 million. The sale resulted in a pre-tax gain of $58.5 million ($31.9 million after-tax).

     In the third quarter of 1993, the Company sold a 9.9.% interest in Asarco Australia Limited for US $13.8 million. The sale resulted in a pre-tax gain of approximately $10.3 million ($5.4 million after-tax) and reduced the Company's interest in Asarco Australia to 49.8%. As a result of this sale, the Company accounted for its investment in Asarco Australia by the equity method.

     In the third quarter of 1993, Asarco Australia Limited offered
     13.3 million shares of previously unissued common stock to the public, resulting in net cash proceeds to Asarco Australia Limited of a $20.5 million. The Company, whose ownership interest of Asarco Australia Limited was reduced from 49.8% to 45.3% by the share issue, recorded a $3.3 million pre-tax gain (2.1 million after-tax) from the transaction as the shares were sold at a price exceeding the book value of Asarco's investment.

G.   Taxes on income (benefit):

     Taxes on income reflect tax benefits on losses before equity earnings. The nine month period ending September 30, 1994 includes higher taxes resulting from the first quarter 1994 gain on the sale of Asarco Australia Limited. Reported earnings from the consolidated subsidiary Asarco Australia Limited were previously treated as permanently reinvested.

     In the third quarter of 1993, $2.8 million of additional Federal Income taxes were recorded as a result of the enactment of the Omnibus Budget Reconciliation Act of 1993. Taxes were also higher due to the sale of a 9.9% interest in Asarco Australia Limited.


H. Capsulized quarterly earnings information is provided below for significant nonconsolidated associated companies carried on the equity method:
     (in millions)


                                                 Southern Peru
                                             Copper Corporation
                                             ------------------

                                     Three Months        Nine Months
                                        Ended               Ended
                                  September 30, 1994  September 30, 1994
                                  ------------------  ------------------

   Net Sales                             $ 189.1              $ 442.0
                                         =======              =======

   Earnings before Taxes                 $  42.3              $  98.6
   Taxes on Income                        (14.9)               (38.1)
                                        --------             --------

   Net Earnings                          $  27.4              $  60.5
                                         =======              =======

   Asarco's ownership percentage           52.3%                52.3%
                                        ========             ========

   Asarco's pre-tax equity
     earnings                            $  14.3              $  31.6
                                         =======              =======


     The Company resumed equity accounting for Southern Peru Copper Corporation in the fourth quarter of 1993. Equity earnings are not shown for the comparable 1993 periods as Southern Peru
     Copper Corporation was accounted for on the cost method.

     Equity in earnings (losses) of other nonconsolidated associated companies included in the Consolidated Statement of Earnings for the three months ended September 30, 1994 were $.8 million and for the nine months then ended, $2.1 million.

I.   Subsequent Event:

     On November 4, 1994 Southern Peru Copper Corporation ("SPCC") filed with the Securities and Exchange Commission a registration statement for a proposed initial public offering of up to 18,400,000 shares of its common stock to be sold by two shareholders. Neither Asarco nor SPCC propose to sell any shares of SPCC common stock in the proposed offering. In connection with the offering, SPCC's capital stock will be reclassified and Asarco and other current shareholders of SPCC propose to enter into an agreement regarding designation of directors and other related matters. If the offering is successfully completed as contemplated by the registration statement (which has not yet become effective), including the reclassification of the capital stock and the execution of an agreement by the current shareholders, Asarco will be able to elect a majority of the directors of SPCC and determine the outcome of substantially all actions requiring shareholder approval. As a result of such control of SPCC if the transaction is successfully completed, the financial statements of SPCC will be consolidated with the financial statements of Asarco.




                            Part I Item 2
                            -------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Earnings: Asarco reported a net loss of $16.1 million, or $.39 per share, for the third quarter ended September 30, 1994, compared with a net loss of $3.0 million, or $.08 per share, for the third quarter of 1993. Third quarter 1994 results included a previously announced $30.7 million after-tax charge, $45.5 million on a pre-tax basis, to add to the Company's reserve for environmental matters. Excluding this provision, Asarco earned $14.6 million or $.35 per share in the third quarter of 1994. This improvement in earnings was principally due to higher metal prices for both copper and lead and from $13.4 million of equity earnings from the Company's investment in Southern Peru Copper Corporation ("SPCC"). Earnings from the Company's copper operations in the third quarter of 1994 were adversely affected by lower production at the Ray mine and the sale of higher cost copper produced in the first half of 1994, principally at the Ray mine. Operations at the Ray mine have been adversely impacted by the effects of the heavy rains in early 1993 and by difficult ore conditions encountered early in 1994. The Company is now realizing lower costs at the Ray mine. These improved costs will begin to be reflected in the fourth quarter of 1994 when this lower cost production is sold.

Third quarter 1993 results included after-tax gains of $5.4 million from the sale of 9.9% of Asarco Australia Limited, $2.1 million as a result of the issuance of new shares by Asarco Australia Limited at a price exceeding the book value of Asarco's investment and $2.3 million from a reduction of LIFO-valued inventory. Also, as a result of the increased corporate tax rate enacted in the Omnibus Budget Reconciliation Act of 1993, the Company recognized a $2.8 million charge in the third quarter of 1993 to adjust its deferred income tax liability.

For the nine month period ended September 30, 1994, the Company reported net income of $15.8 million, or $.38 per share, compared with a net loss of $58.0 million, or $1.40 per share for the comparable 1993 period. In addition to the third quarter environmental provision, the 1994 nine month earnings include a gain on the sale of the Company's remaining interest in Asarco Australia Limited of $31.9 million on an after-tax basis, $58.5 million on a pre-tax basis. Higher metal prices and equity earnings from the Company's investment in SPCC were offset by the provision for environmental matters. Through the third quarter of 1993, the Company accounted for its investment in SPCC on the cost method and results for the three month and nine month period ended September 30, 1993 include $4.9 million and $8.8 million, respectively, of dividends received.

Prices: Prices for the Company's metals are established principally on the New York Commodity Exchange ("COMEX") or the London Metal
Exchange ("LME").


Price Volume Analysis:
- ----------------------


                         Three Months Ended   Nine Months Ended
    Average Realized        September 30,       September 30,
          Price            1994      1993      1994      1993
          -----            ----      ----      ----      ----

 Copper  (per pound)       $  1.15   $   .86   $  1.00   $   .90
 Lead    (per pound)           .30       .19       .26       .20
 Silver  (per ounce)          5.29      4.50      5.30      4.08
 Zinc(1) (per pound-LME)       .44       .41       .44       .44
 Gold    (per ounce)        386.73    368.08    384.26    354.79


                         Three Months Ended   Nine Months Ended
                            September 30,       September 30,
   Sales Volume             1994      1993      1994       1993
   ------------             ----      ----      ----       ----
   (in thousands)

   Copper  (pounds)        243,566    251,388   813,316   762,336
   Lead    (pounds)         99,366    114,082   301,998   315,018
   Silver  (ounces)          9,122      7,572    24,852    24,111
   Zinc(1) (pounds)         56,145     54,283   187,994   152,012
   Gold    (ounces)             48         46        96       129

     (1) The Company's zinc mine production is sold in concentrate form. Volume represents pounds of zinc contained in concentrate. The Company fully hedged its zinc mine production for the nine months ended September 30, 1994 and 1993 at an average price of 47 cents per pound and 55 cents per pound, respectively.


Hedging Activities: Substantially all of the Company's copper and lead production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold on commodity exchanges or to merchants or consumers on a spot sale basis. Zinc is sold in the form of concentrates under contracts of one to three years' duration. Silver and gold are sold under monthly contracts or in spot sales. Sales prices are generally based on the average of prevailing commodity prices for the scheduled month of delivery or shipment according to the terms of the contracts.

Depending on the market fundamentals of a metal and other conditions, the Company may enter into forward sales or purchase put options or establish synthetic put options to reduce or eliminate the risk of metal price declines on its anticipated future production. Put options purchased by the Company establish a minimum price for the production covered by such put options and permit the Company to participate in price increases above the strike price of such put options. As of September 30, 1994, the Company had copper put options with an average strike price of 90.0 cents per pound covering 6,900 tons of 1994 production representing approximately 10% of the Company's expected fourth quarter 1994 copper production, and copper put options with an average strike price of 91.9 cents per pound covering 137,600 tons or approximately 48% of its expected 1995 copper production.

Forward sales establish a selling price for future production at the time they are entered into, thereby eliminating the risk of declining prices but also eliminating potential gains on price increases if not bought back. Synthetic put options are established by entering into a forward sale and purchasing a call option for the same quantity of the relevant metal and for the time period relating to such forward sale. The forward sale establishes a minimum price that will be realized, while the call option permits the Company to participate in price increases. As of September 30, 1994 the Company had synthetic put options covering 22,700 tons of expected fourth quarter 1994 zinc production at a price of 45.0 cents per pound.

The pre-tax effect of the Company's hedging activities net of transaction costs for the three month and nine month periods ending September 30, 1994 and 1993 are as follows:


                    Results of Hedging Activities
                           (in thousands)


                         Three Months Ended   Nine Months Ended
                            September 30,       September 30,
   Metal                   1994      1993      1994      1993
   -----                   ----      ----      ----      ----

   Copper                   $   -   $  (149)   $ 3,346  $  (149)
   Zinc                       806      4,967     2,308    10,104
   Silver                      85          -        65       192
                            -----    -------   -------   -------
   Total Gain               $ 891    $ 4,818   $ 5,719   $10,147
                            =====    =======   =======   =======




Sales: Sales in the third quarter of 1994 were $513.0 million, compared with $425.2 million in the third quarter of 1993. The increase in sales generally reflected higher metal prices for all major products. Sales for the nine month period ended September 30, 1994 were $1,443.7 million, compared with $1,300.8 million for the comparable 1993 period. The increase in sales for the nine month period resulted principally from higher metal prices, increased sales volume of copper and zinc and increased specialty chemicals sales.

Cost of Products & Services: Cost of products and services were $450.9 million in the third quarter of 1994, compared with $384.9 million in the third quarter of 1993. The increase in costs reflected increased purchases of refined copper to meet customer demand and higher costs in specialty chemicals due to increased sales volumes. These cost increases were partially offset by lower costs resulting from the sale of Asarco Australia Limited, the temporary shutdown of the Troy silver mine in 1993 and the disposal of nonstrategic businesses which had losses in the 1993 period. The 1993 third quarter included a pre-tax gain of $3.5 million on the sale of LIFO inventories.

Cost of products and services were $1,294.8 million for the nine month period ended September 30, 1994 compared with $1,217.6 million for the comparable 1993 period. The increase in costs includes increased purchases of refined copper to meet customer demand. The Company's cost of purchased refined copper approximates the market price at which it is sold.

Other Expenses: Selling, administrative and other costs were $20.0 million in the third quarter of 1994, and $59.3 million for the nine month period ended September 30, 1994 compared to $19.8 million and $61.8 million for the respective periods in 1993. Overhead reduction programs contributed to lower costs in the nine month period ended September 30, 1994. Depreciation and depletion expense decreased for the third quarter ended September 30, 1994 by $0.8 million to $20.4 million due to the temporary shutdown of the Troy silver mine, the sale of Asarco Australia Limited and disposal of nonstrategic businesses. Research and exploration expenses were $5.5 million in the third quarter of 1994 and $13.9 million for the nine months ended September 30, 1994. The decrease of $2.1 million in research and exploration expenses for the nine month period ended September 30, 1994 from the comparable 1993 period reflected lower costs, primarily due to the sale of Asarco Australia Limited. The provision (recovery) for bad debts for the nine month period ended September 30, 1994 includes a recovery of $4.0 million from the settlement of litigation related to a bad debt written off in 1991.

In September 1994, the Company recorded a $30.7 million after-tax charge, $45.5 million on a pre-tax basis, for environmental costs associated with the Company's previously closed facilities and current operations. This addition to the reserve for closed plant and environmental matters, together with prior accruals, accommodates resolutions reached in the quarter at a number of sites, particularly at Asarco's former smelter in Tacoma, Washington, where an agreement on remediation remains subject to final acceptance by the EPA.
Asarco had a total reserve for environmental matters and closed operations of $130.3 million at September 30, 1994.


Nonoperating Items: Interest expense for the three month and nine month periods ended September 30, 1994 increased by $1.4 million and $2.9 million, respectively, over the comparable 1993 periods as a result of lower capitalized interest due principally to the completion of the modernization project at the El Paso copper smelter, a higher debt level and higher interest rates on short term borrowings. Other income included dividends from SPCC of $5.2 million in the third quarter of 1993 and $9.4 million for the nine month period ended September 30, 1993, recorded prior to the resumption of equity accounting for SPCC in the fourth quarter of 1993.

Third quarter 1993 results included a $10.3 million gain on the sale of a 9.9% interest in Asarco Australia Limited. The Company also recognized a $3.3 million pre-tax gain as a result of the issuance of new shares by Asarco Australia Limited at a price exceeding the book value of Asarco's investment.

Taxes on Income (Benefit): Taxes on income for the third quarter ended September 30, 1994 reflect tax benefits of $15.2 million on the reported loss. The nine month period ending September 30, 1994 includes higher taxes on the first quarter 1994 gain on the sale of Asarco Australia Limited. Reported earnings from the consolidated subsidiary Asarco Australia Limited were previously treated as permanently reinvested. The tax benefit in the third quarter and nine month period ended September 30, 1993 is net of $2.8 million of additional federal income taxes resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993 and the impact of higher taxes due to the gain on the sale of the 9.9% interest in Asarco Australia Limited.

Cash Flows: Net cash used for operating activities was $37.2 million in the third quarter of 1994, compared with cash provided from operating activities of $32.3 million in the third quarter of 1993. Cash invested in operating assets and liabilities increased principally as a result of higher trade receivables due to higher metal prices, increased in-process copper inventories and higher advances on outside purchased raw materials inventories. Cash used for accounts payable in the third quarter of 1994 includes changes in Company hedge positions which represent a liability for the purchase of copper on a terminal market. This is offset by a change in receivables for a corresponding sale on a terminal market amounting to approximately $26 million. These positions had no impact on net cashflow. Net cash used for investing activities in the third quarter of 1994 increased by $14.8 million over the prior year period primarily due to capitalization of mine development costs at the Ray mine.

Net cash used for operating activities was $46.0 million for the nine month period ended September 30, 1994, compared with cash provided from operating activities of $47.7 million in the corresponding prior period. Cash invested in operating assets and liabilities increased principally as a result of higher trade receivables due to higher metal prices and increased in-process copper inventories partially offset by an increase in trade payable financing on outside raw material purchases. Cash provided from investing activities increased for the nine month period ended September 1994 due to the proceeds from the sale of Asarco Australia Limited in the first quarter and lower capital spending reflecting completion of the El Paso smelter modernization in 1993.

Financing activities included the prepayment of the Company's 9-3/4% Sinking Fund Debentures at par value plus a premium of .9% in the first quarter of 1994.

Liquidity and Capital Resources: At September 30, 1994, the Company's debt as a percentage of total capitalization was 37.8%, compared with 38.0% at December 31, 1993. Debt at the end of the third quarter 1994 was $927.5 million, compared with $900.5 million at the end of 1993. Additional indebtedness permitted under the terms of the Company's revolving credit loan agreements totaled $334 million at September 30, 1994.


In October, Asarco filed a universal shelf registration statement with the Securities and Exchange Commission covering the future issuance of up to $300 million in equity and debt securities. The shelf registration also covers the sale by M.I.M. Holdings Limited (ASX:MIM) of up to all of its holdings totaling 10.353 million shares of Asarco. Asarco has no immediate plans to issue securities at this time and the registration is intended to provide the Company with financial flexibility to access the market when conditions are appropriate.

The Company expects that it will meet its cash requirements for 1994 and beyond from internally generated funds, cash on hand and borrowings under its revolving credit agreements or additional debt or equity financing.

In October, the Board of Directors declared a quarterly dividend on the common stock of 10 cents per share payable December 1, 1994 to stockholders of record at the close of business on November 11, 1994.

                                   - 12 -

COOPERS & LYBRAND L.L.P.




                                                       Exhibit I


                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
ASARCO Incorporated:

We have reviewed the accompanying interim consolidated condensed balance sheet of ASARCO Incorporated and Consolidated Subsidiaries as of September 30, 1994 and the related interim consolidated condensed statements of earnings and cash flows for the three month and nine month periods ended September 30, 1994 and 1993. These interim consolidated condensed financial statements are the responsibility of the Company's management.

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



                                        Coopers & Lybrand L.L.P.




New York, New York
October 21, 1994, except as to Note I, which is as of November 4, 1994.



                    PART II  -  OTHER INFORMATION

Item 1 - Legal Proceedings

1. Asarco and two of its wholly-owned subsidiaries, Lac d'Amiante du Quebec, Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Forms 10-K for 1993 and prior years and 10-Q for the first and second quarters of 1994. As of September 30, 1994, there were pending against Asarco and its subsidiaries 546 lawsuits brought by 828 primary and 563 secondary plaintiffs in 22 states and one Canadian province seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. In addition, on October 25, 1994, LAQ was served with a series of lawsuits in state court in Michigan brought by 1,375 primary and 957 secondary plaintiffs. Also, on November 8, 1994 a lawsuit naming both Asarco and LAQ was brought by 3,984 primary plaintiffs and 3,088 secondary plaintiffs in state court in Texas. As of September 30, 1994, LAQ, Asarco and Capco have settled or have been dismissed from a total of 4,707 asbestos personal injury lawsuits brought by approximately 33,471 primary and 21,025 secondary plaintiffs.

2. With regard to the Tacoma Smelter Superfund site, reported on Form 10-K for 1993 and prior years, the Company reached an agreement in principle on August 11, 1994 with the City of Tacoma, the Town of Ruston, and the Metropolitan Park District on a remediation and master redevelopment plan for the site ("Agreement"). The remediation plan calls for the placement of untreated soils in an on-site containment facility. On August 12, 1994, EPA released its proposed plan for remediation of the site. The EPA proposed plan contains a preferred alternative involving treatment of plant soils and disposal on site. The EPA plan also states that the placement of untreated soils into an on-site containment facility as contemplated in the Agreement would also be protective of the environment and public health. The EPA plan asks for public comment by November 11, 1994 on whether the community prefers the EPA's treatment alternative or the remediation plan included in the Agreement.

3. In September 1994, the Company received notice from the State of Texas that it is a potentially responsible party for remediation of the site of a former pesticide manufacturing plant in Hunt County, Texas. In addition, on September 29, 1994 the Company was sued by 346 individuals who live near that site for compensatory and punitive damages, including damages for alleged personal injury and property damage due to exposure to arsenic that Asarco sold to the manufacturer at the site.

4. With respect to the citizen suit and related litigation concerning the Company's Omaha, Nebraska plant, reported on Forms 10-K for 1993 and 10-Q for the first and second quarters of 1994, the Company and the United States Environmental Protection Agency have reached an agreement in principle to settle the matter. Under the terms of this agreement in principle, the Company will agree to pay a $3.25 million penalty and build a water treatment plant by December 31, 1995. The agreement in principle is subject to approval by the federal district court in Omaha, Nebraska.

5. With respect to the lawsuit in Duval County, Texas involving alleged exposure of individuals to materials shipped by Asarco and others to a landfill near plaintiffs' residences, reported on Form 10-Q for the first quarter of 1994, additional plaintiffs have joined the lawsuit for a total of approximately 320.


6. With respect to the litigation relating to alleged contamination of a waterway on which log sort yards are located in Tacoma, Washington, reported on Form 10-Q for the second quarter of 1994, in August 1994 the Company was sued in another case in federal district court in Tacoma brought by the owner and operator of another log sort yard and seeking similar relief.

7. With respect to the class action lawsuit pending in federal court in Seattle, Washington seeking damages for past emissions of metals from the Company's former Tacoma plant, reported on Form 10-K for 1993, on September 30, 1994 the court granted plaintiffs' motion to expand the class to add 1,851 individuals to the medical monitoring class and 728 owners and renters to the other classes.

8. On July 26, 1994 the EPA notified the Montana Department of Health and Environmental Sciences that it considers that the Company's East Helena plant is in violation of the Federal Clean Water Act because of unauthorized discharges into a nearby creek. The Company is in discussions with the EPA and State of Montana regarding this matter.




Item 6 - Exhibits and Reports on Form 8-K


(b)  Current reports on Form 8-K

     Current report filed on October 3, 1994 containing a press release of ASARCO Incorporated dated September 30, 1994 regarding a provision in its third quarter 1994 earnings for environmental costs associated with certain of its previously closed facilities and current operations.





                             SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ASARCO Incorporated
                                      (Registrant)




Date:   November 14, 1994          /s/ Kevin R. Morano
                                   -------------------
                                   Kevin R. Morano
                                   Vice President, Finance and
                                   Chief Financial Officer



Date:   November 14, 1994          /s/ Ronald J. O'Keefe
                                   ---------------------
                                   Ronald J. O'Keefe
                                   Controller
























                               - 15 -

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated October 21,1994, except as to Note I, which is as of November 4, 1994 on our review of the interim financial information of ASARCO Incorporated for the three month and nine month periods ended September 30, 1994 included in this Form 10-Q for the quarter then ended is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, and 33-34606) and Form S-3 (File Nos. 33-45631 and 33-55993).
Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                        Coopers & Lybrand L.L.P.




New York, New York
November 4, 1994
