Form 10-K
ASARCO INC
filed 1995-03-27
CIK 7649

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 1994 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994       Commission file number 1-164
                          -----------------                              -----



                              ASARCO Incorporated
                             --------------------
             (Exact name of registrant as specified in its charter)



         New Jersey                                        13-4924440
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                     180 Maiden Lane, New York, N. Y.      10038
               ---------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code       (212) 510-2000
                                                         --------------

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

                                                 Yes   X        No
                                                      ----           ----
Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1995, there were of record 42,170,882 shares of Common Stock, without par value, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price of Asarco Common Stock on the New York Stock Exchange - Composite Transactions) of ASARCO Incorporated held by nonaffiliates was approximately $1.1 billion.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:
------------------------------------------------------------------
Part III: Proxy statement in connection with the Annual Meeting to be held on April 26, 1995.
Part  IV: Exhibit index is on pages D1 through D3.

A1
                                     PART I

Item 1. Business

Asarco, a New Jersey corporation organized in 1899, is one of the world's leading producers of nonferrous metals, principally copper, lead, zinc and silver, from its own mines and through its 52.3% interest in Southern Peru Copper Corporation (SPCC). Asarco also produces specialty chemicals and construction aggregates and provides environmental services. Asarco has substantial interests in two mining companies: a 15.4% interest in M.I.M. Holdings Limited (MIM) in Australia; and a 23.6% interest in Grupo Mexico, S.A. de C.V. (Grupo Mexico).

Asarco or its associated companies operate mines in the United States, Peru, Australia and Mexico. Asarco and its associated companies together in 1994 accounted for about 13% of western world mine production of copper, 12% of silver, 19% of lead and 9% of zinc.

All tonnages are in short tons. All ounces are troy ounces. Dollar amounts are in U.S. dollars unless otherwise indicated. A$=Australian dollars. "Asarco" or "the Company" includes Asarco and subsidiaries.

Reference is made to the following Financial Statement footnotes included in this report: Investments on pages A42 through A45, and Business Segments on pages A51 through A52.

Additional business information follows:

                                 PRIMARY METALS

                         Principal Products and Markets

Copper Operations

The primary domestic uses of copper are in the building and construction industry, electrical and electronic products and, to a lesser extent, industrial machinery and equipment, consumer products and the automotive and transportation industries. A substantial portion of Asarco's copper sales are made under annual contracts to industrial users.

Asarco's copper operations consist of its Mission and Ray mines, smelters in Hayden, Arizona and El Paso, Texas and a refinery in Amarillo, Texas. The Company also owns a 49.9% interest in Montana Resources, which supplies copper concentrates to the Company's smelters, and the Silver Bell mine in Arizona where a solvent extraction/electrowinning (SX/EW) project is being considered for development.

The principal focus of copper operations management in 1994 was to increase production and to reduce costs. Operating goals have been defined for each operation and each employee which will permit the Company to meet its long-term production and cost objectives. Daily cost and production information measure actual operating results against goals. In 1994, specific attention was directed to reducing copper production costs at the Ray mine and the El Paso smelter.

At Ray, Asarco's largest mine, a 15-month development program was begun in July 1994, to restore operating flexibility and production capacity lost as a consequence of water accumulated in 1992 and early in 1993 from unusually heavy rains. The rain events affected operations at the Ray mine throughout much of 1993. Despite the limitations placed on mine planning by the stored water, full production was restored at Ray by late 1993. In early 1994, however, problems developed in the area being mined, including unexpectedly low ore grades, wet, sticky ore which created handling problems and unusual ore types which suppressed recoveries and reduced concentrate grades. The stored water limited the availability of ore to blend with the difficult ores. To deal with these issues, on July 1, the Company curtailed production at the older, higher-cost sections of the Hayden mill and acquired additional mining equipment to accelerate waste removal at the Ray mine to restore mining flexibility. The program included acquiring seven new 240-ton trucks, a new shovel and a new drill.

A2

Production increases resulting from the Ray development program were realized during the last half of 1994. Company mine production of copper had declined to 67,000 tons per quarter in the first half of the year due to the problem at Ray. During the 15-month development program, copper mine production is planned at 72,000 tons per quarter. In the third and fourth quarters, production averaged 74,000 tons, which totaled 4,000 tons better than planned. Beginning in the fourth quarter of 1995, mine production of copper will increase to 78,000 tons per quarter at which time the Hayden mill will be returned to full production. Refined production, which includes copper-bearing materials purchased from outside the Company for refining, will remain unchanged at approximately 500,000 tons per year.

At the El Paso smelter, the Company replaced the original CONTOP reactors with simpler ones designed by Asarco. The continuous top-feed oxygen process technology (CONTOP) was installed in 1993 to increase production and to reduce sulfur emissions. Startup difficulties with the original design were resolved with the installation in May of new stainless steel reactors. The plant is now operating at design availability and production rates.

At the Amarillo refinery, operation of the new electrolyte purification facility installed in late 1993 improved the quality of refined copper production. The refinery received ISO-9002 quality certification in August 1994, the first copper refinery to be so certified in the United States.

In late 1994, the market price of molybdenum rose sharply. The molybdenum price, which had averaged $3.50 per pound during the first three quarters of the year, averaged $8.31 in the fourth quarter and was $15.50 per pound at year-end. Montana Resources produced 7.6 million pounds of molybdenum in 1994 and the Company plans to restart the molybdenum plant at the Mission mine by March 1995. This facility has the capacity to produce 130,000 pounds of molybdenum per month. It has been on standby since 1982.

Full production at the El Paso copper smelter during the fourth quarter of 1994 marked completion of the Company's copper mine/smelter production integration program begun in 1985. Following completion of the expansions of the Mission and Ray mines in 1993, the Company became self-sufficient in the production of concentrates required by its smelters. In 1985, it produced only 25% of the concentrate feed for its smelters. Since 1985, the Company has spent over $1 billion in acquiring operating properties and undeveloped reserves and in modernizing and expanding its copper business. As a result, copper mine production has increased four-fold to 314,800 tons in 1994 and ore reserves have increased eight times to over two billion tons at the end of 1994.

With the completion of the integration program, Asarco now earns the full margin between the cost of copper produced at its mines and the market price. Thus, as the market price for copper increased steadily during the year, from an average of 87 cents per pound in the first quarter to $1.30 per pound in the fourth quarter, the added mine production and reduced costs added significantly to the Company's earnings.

In 1994, the Company began development of a new five million ton high-grade ore body at the Mission mine using underground mining methods. The ore lies outside and below the ultimate open-pit limits of the Mission mine. Declines are being driven from the base of the Mission pit to reach the ore. Production of an additional 12,500 tons per year of copper is planned to begin in mid-1996.

The Company also has two new copper projects in the early stages of development. Permits were received in 1994 for construction of an 18,000 tons of copper per year SX/EW plant at the Company's Silver Bell mine in Arizona. Once the decision to proceed is made, construction is expected to take 18 months.

A3

Permits also were received for construction of an experimental SX/EW plant at the Santa Cruz In-Situ Copper Mining Research Project in Arizona. This experimental project is a co-operative program between the Santa Cruz joint venture, in which the Company has a 50% interest, and the United States Bureau of Mines. The project, which is managed by Asarco, seeks to leach copper in place from this ore body and to recover copper from the leach solutions at the surface. This technology has the potential of extracting copper from the deep ore with very little impact on the environment. Production from the experimental plant, if successful, could begin in 1996.


Southern Peru Copper Corporation

Asarco holds a 52.3% interest in Southern Peru Copper Corporation (SPCC), Peru's largest copper producer. SPCC contributed $44.9 million in 1994 to the Company's net earnings. Asarco received $11.2 million in dividends from SPCC in 1994 and $9.4 million in 1993.

SPCC operates two open-pit copper mines, Toquepala and Cuajone, and a copper smelter and refinery at Ilo in the southern part of Peru. Copper production in 1994 from the two mines was 267,800 tons and the smelter produced a record 322,100 tons of blister copper. In May 1994, SPCC acquired the Ilo refinery, making SPCC a fully integrated producer. SPCC refined 123,000 tons of copper at its refinery during the seven-month period following its acquisition. The refinery was acquired as part of the Peruvian government's privatization program for $65 million and a commitment to make $20 million of capital improvements. In 1994, SPCC also produced 6.1 million pounds of molybdenum and 3.5 million ounces of silver.

With the improved economic conditions in Peru since 1990, SPCC has increased its copper production and lowered its costs. SPCC is midway through a $445-million modernization and expansion program, begun in 1992, which is expected to be substantially completed by the end of 1995. The program will increase copper production 15% and further reduce production costs. The expansion and modernization program includes the addition of 40,000 tons of low-cost SX/EW production, the construction of a sulfuric acid plant and other facilities to improve environmental protection, and the acquisition of new equipment and technology to improve existing operations. The SX/EW production and the acid plant will start up in late 1995. With its low-cost production and large ore reserve position, SPCC is an important operating investment for Asarco.

Ore reserves at December 31, 1994, totaled 588 million tons at an average grade of .79% copper. SPCC has a drilling program to identify additional ore reserves at Toquepala and Cuajone which will be completed in early 1996. To date, approximately 1.3 billion tons of additional mineralized material have been identified with an average grade of .7% copper.

SPCC reported net earnings of $91.2 million in 1994 compared with $194.2 million in 1993. Excluding the effect of the accounting change in 1993 of $165 million, SPCC's net earnings in 1994 increased by $62.0 million over 1993 due to improved metal prices, lower costs and lower income tax rates. Sales of products and services in the full year of 1994 for SPCC were $701.7 million compared with $547.5 million in 1993. SPCC has secured $255 million of financing for its capital expenditure program of which $118 million had been drawn down at year-end. At December 31, 1994, SPCC also had $197 million in cash.

In November 1994, SPCC filed a registration statement with the Securities and Exchange Commission for a public offering of its stock by three of its founding stockholders. Neither SPCC nor Asarco were to have participated in the offering. In early 1995, a decision was made to defer the offering due to prevailing market conditions.

A4

Lead, Zinc, Silver and Gold Operations

Asarco's strategy in the lead and zinc businesses has been to lower costs, increase production and improve productivity. Each unit made progress toward meeting its goals in 1994.


Lead

The primary domestic uses of lead are for automotive and industrial batteries and, to a lesser extent, for lead oxide for glass, solder and other industrial uses. A substantial portion of Asarco's lead sales are made under annual contracts to industrial users.

In Missouri, the Company operates an integrated lead circuit consisting of the West Fork and Sweetwater mines which provide over 90% of the feed for the nearby Glover smelter and refinery. In the west, the Company operates a custom lead business, processing concentrates produced by others at the East Helena smelter and the Omaha refinery. This circuit is largely dependent on lead concentrates purchased from mines located in the United States and South America. A small portion of its feed comes from the Company's mines in Leadville, Colorado and Quiruvilca, Peru.

In 1994, lead was produced by the Missouri operations at the lowest cost in the history of the operations. The West Fork and Sweetwater mines produced 119,400 tons of lead contained in concentrates in 1994. Refined lead production set a record of 132,700 tons as the Glover refinery implemented new operating and maintenance programs which allowed it to produce in excess of design capacity.

The Company's custom lead business relies on complex concentrates containing lead, zinc, silver, gold, bismuth and other metals largely acquired from outside sources. In 1994, transportation delays affected the supply of complex concentrates from South America and a temporary shutdown by the principal U.S. supplier cut off shipments for four months. Inventories were depleted and consistent production levels were difficult to maintain. As a result, production at East Helena was reduced and lead bullion was purchased to maintain production levels at Omaha. Cost-reduction efforts during the year offset some of the lost revenues. Programs have been implemented to improve delivery schedules from South America in 1995 and the U.S. supplier has resumed full production.


Zinc

Zinc is primarily used in the United States to make galvanized metal products, zinc-based alloys, brass products, zinc oxide, rolled zinc and for other industrial uses. The Company's zinc production is sold in the form of concentrates under contracts of one to three years' duration.

The Tennessee mines division accounted for 57% of the zinc concentrates produced by the Company. The remaining 43% is produced as a co-product at the Company's West Fork and Sweetwater lead mines in Missouri and at the Leadville and Quiruvilca mines.

Ore grade at the Tennessee mines is low by world standards. Therefore, satisfactory results can be obtained only by maintaining high-volume production and low costs at the mines. In 1994, tons mined and milled increased over 1993 by 21% due to improved equipment availability, and expanded working areas in the mines. In 1995, programs to increase the number of available working areas and to improve equipment availability will be continued in order to increase the amount of zinc metal mined and to lower unit costs further.

Silver

The principal uses for silver in the United States are for photographic, electrical and electronic products and, to a lesser extent, brazing alloys and solder, jewelry, coinage, silverware and catalysts. Silver is sold under monthly contracts or in spot sales principally to industrial users.

A5

Asarco has a substantial amount of silver mine production capacity which has been on standby due to the low silver price. The Coeur and Galena mines in Idaho and the Troy copper-silver mine in Montana are not operating. The Company currently produces 7.2 million ounces of silver as a by-product of its other mining operations.

In January 1995, the Company completed the restructuring of its leased interests in the Coeur and Galena silver mines with Coeur d'Alene Mines Company which owned both mines.

Each company now has a 50% ownership in a newly formed company, Silver Valley Resources. Asarco will continue to manage the properties. The new company has the capacity to produce five million ounces of silver a year. Silver Valley Resources is currently evaluating a development program to expand reserves at the properties. Production could restart when the silver price approaches $7 per ounce. At year-end 1994, the price of silver was $4.87 per ounce.


Gold

Early in 1994, Asarco completed the sale of its remaining 45.3% interest in Asarco Australia Limited, a gold-mining and exploration company. From an original investment of $4 million between 1982 and 1986, the Company received a cash return of $106.7 million.

In late 1994, Asarco and a joint venture partner acquired the right to develop a gold deposit on the Kamchatka peninsula in the far east of Russia. The deposit contains proven ore reserves of 1.1 million tons, grading an ounce of gold per ton. The Company has obtained a license and is in the process of finalizing other agreements and securing financing for the venture. Asarco holds a 25% interest in the joint venture and is the manager and operator of the project.


Aggregates and Specialty Chemicals

Asarco's specialty chemicals and construction aggregates businesses are profitable and provide a growing source of diversified earnings. Earnings improved significantly in 1994 and together, the aggregates and specialty chemicals businesses contributed $22.0 million in earnings.


Aggregates

American Limestone Company, Inc. is a wholly-owned subsidiary which operates in the southeastern part of the United States and produces construction aggregates, ready-mixed concrete and agricultural limestone. The earnings of American Limestone improved in 1994 due to increased construction activity and lower unit costs.


Specialty Chemicals

Enthone-OMI, Inc., a wholly-owned subsidiary, has grown through acquisitions and internal investment from a relatively small participant in the U.S. specialty chemicals business with revenue of $38 million in 1987, into a worldwide firm with $278 million of revenue in 1994. Enthone-OMI produces high-performance coating chemicals and technologies for engineering, functional and decorative applications. It supplies these products and services to the electronics and metal finishing industries throughout the world. Its earnings improved sharply in 1994 due to cost reductions made during the last three years and to improved economic activity in the U.S. and Europe.

A6

Associated Company Investments

The Company's objectives have been to improve the liquidity of its investments in associated companies and to enhance their visibility and value to Asarco shareholders. During 1994, substantial progress was made in realizing these goals.


MIM Holdings Limited

Asarco holds 15.4% of M.I.M. Holdings Limited (MIM) of Australia, a major producer of copper, lead, zinc, silver, gold and coal. MIM held a 24.7% interest in Asarco until November 1994, when it sold its entire interest in a broadly distributed international stock offering. Following the sale, the two directors representing MIM on the Asarco Board of Directors resigned.

MIM reported a net loss of A$195.1 million in its latest fiscal year compared with prior year earnings of A$74.0 million. Results for the most recent year included provisions for the writedown of the value of certain assets and losses on the disposition of investments. MIM has substantially completed a divestiture program to raise funds and allow it to focus on rationalizing its core operating properties and to develop several promising new projects. These projects include the McArthur River lead/zinc mine, the Ernest Henry copper/gold project and the Cannington silver/lead/zinc mining project in Australia, and the Bajo de la Alumbrera copper/gold prospect in Argentina.

Asarco received $9.3 million in dividends from MIM in 1994 and $8.3 million in 1993. In January 1995, Asarco exercised its right to appoint two directors to the MIM Board of Directors. The Company plans to work with the MIM Board to enhance the value of its investment.


Grupo Mexico, S.A. de C.V.

Grupo Mexico is the largest publicly held mining company in Mexico with 13 mines and nine metallurgical plants in Mexico.

In August 1994, Asarco completed the restructuring of its 28.3% investment in Mexico Desarrollo Industrial Minero, S.A. de C.V. (MEDIMSA) by exchanging its interest for a 23.6% interest in publicly traded Grupo Mexico, S.A. de C.V. (Grupo Mexico), the assets of which are substantially the same as MEDIMSA. The transaction achieves the Company's objective of converting a privately held investment into a publicly listed investment. Since the investment has not generated a cash return since 1988, and the Company has a minority ownership position, the Company may, depending on market conditions, sell a portion of its investment in order to realize value.

As part of the restructuring, Asarco has agreed, for a period of two years, not to sell the majority of its shares in the public market until Grupo Mexico completes an international public offering. Asarco can participate in an offering by Grupo Mexico and after August 1996 is free of restrictions. Approximately one third of Asarco's shares, representing about 17% of the estimated value of the investment in Grupo Mexico, are subject to a fixed-price, seven-year option.


Environmental and Safety Activities


Environmental and Safety & Health Policy

Asarco recognizes and believes that all operations and activities of the Company should be conducted responsibly and in a manner designed to protect the health and safety of its employees, its customers, the public and the environment. Asarco's operations interact with the environment daily, and consideration of these concerns must be a way of life within the Company. Asarco is committed to responsible management of our natural resources.

A7

Implementation

Day-to-day environmental protection and worker safety are an integral part of Asarco's operations. Operating plans include provisions for environmental protection and site reclamation. Asarco voluntarily participates in industry conservation plans, such as EPA's Waste-Wise and 33/50 programs, and Asarco's environmental engineers work with operating staffs at all Company locations to ensure compliance with environmental regulations.

Safety is a continuing commitment at Asarco. In 1994, two Asarco mines, the Sweetwater mine in Missouri and the New Market mine in Tennessee, won industry awards for safety with the Sweetwater mine taking the top honors in the nation.


Resolution of Past Problems

In the third quarter of 1994, Asarco increased its reserve for environmental costs by $45.5 million, reducing after-tax earnings by $30.7 million. This charge brought the Company's total reserves to $122.4 million at year-end. Management believes that this reserve is sufficient to remediate the most important historical sites dealt with by the Company since enactment of the Superfund law in 1980.

In 1994, the Company reached an agreement in principle at its former smelter in Tacoma, Washington with the City of Tacoma, the Town of Ruston and the Metropolitan Park District on a remediation and master redevelopment plan for Asarco's former smelter site. This agreement is subject to final acceptance by the U.S. Environmental Protection Agency. Early in 1995, the Company also reached a settlement, subject to court approval, of a class action lawsuit on behalf of residents in the vicinity of the old smelter site.


Environmental Research

Asarco also conducts extensive environmental research and testing. The Company has constructed a new bioremediation pilot facility at its West Fork mine. Metal-bearing mine waste water is introduced into a bioreactive containment facility filled with natural organic materials. In-situ chemical reactions within the system remove the metals and the water discharged from the reactor meets all water discharge standards. Other environmental projects include revegetation and slope stabilization programs at mine sites and in-situ surface-soil lead stabilization programs at smelter sites.


Environmental Businesses

Asarco has two Environmental Services businesses: Encycle/Texas, Inc. of Corpus Christi, Texas and Hydrometrics, Inc. of Helena, Montana. Encycle operates a waste recycling facility which recovers and recycles nonferrous metals from hazardous and nonhazardous inorganic solids and solutions. The recovered metals are refined and returned to commerce. Hydrometrics provides a wide range of professional environmental consulting services for industrial clients, municipalities and public agencies. The construction division of Hydrometrics provides complete remediation and cleanup services for contaminated industrial sites. Both businesses, while small, are growing and profitable.


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

A8

                             COMPETITIVE CONDITIONS

In the United States and abroad, Asarco and its foreign nonconsolidated associated companies are subject to competition from other producers in all major product lines. Asarco's metal products also compete with other materials, including aluminum, stainless steel, plastics, glass and wood.

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

                                   EMPLOYEES

At December 31, 1994, Asarco employed about 8,000 persons, of whom about 4,500 were covered by contracts with various unions, most of which were affiliated with the AFL-CIO.


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

No reductions or interruptions of any operations because of energy shortages were experienced in 1994. The cost of fuel oil, diesel fuel, gasoline, and electric power decreased; natural gas and coke increased.


                    ENVIRONMENTAL, SAFETY AND HEALTH MATTERS

Asarco's operations are subject to environmental regulation by various federal, state, local, and foreign governments. Asarco's principal involvement in this area concerns compliance by its existing and former operations with federal and state air and water quality and solid and hazardous waste regulations. The Company believes that its operations are currently in substantial compliance with the applicable environmental laws and regulations.

As of December 31, 1994, there remained $7.0 million of previously appropriated funds yet to be expended for ongoing environmental control projects at the Company's operating units. The majority of these funds are scheduled to be expended during 1995. Capital expenditures by Asarco at its operating U.S. mines and plants in order to comply with environmental standards in the past three years have been (in millions): 1994-$22.6; 1993-$21.3; 1992-$8.3. Estimated environmental operating costs before taxes and depreciation, but including interest on environmental improvement bonds and other debt incurred for environmental control facilities, reduced pre-tax earnings by (in millions):
1994-$79; 1993-$96; 1992-$87.

Environmental matters, including a discussion on the Company's reserve for closed plants and environmental costs, are set forth in the Contingencies and Litigation Note to the Financial Statements on pages A45 and A46 of this report and in Management's Discussion and Analysis of Operations and Financial Condition on pages A29 through A34 and are incorporated herein by reference.

A9

In August 1994, at Tacoma, Washington, where the Company has been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") for the Commencement Bay and related areas, the Company reached an agreement in principle with the City of Tacoma, the Town of Ruston and the Metropolitan Park District on a remediation and master redevelopment plan for the former smelter site (the "Agreement"). Shortly, thereafter, the Environmental Protection Agency ("EPA") issued its proposed plan for the site. The proposal contains a preferred alternative involving treatment of plant soils and disposal on site. However, the proposal also states that the remediation set forth in the Agreement -- placement of untreated soils in an on-site containment facility -- would also be protective of human health and the environment. Public comment on which of the two alternatives is preferred by the community was concluded on November 11, 1994. Public comment was largely in support of the Agreement. The EPA is expected to issue a Record of Decision selecting an alternative in the near future.

At Ruston, Washington, also part of the Commencement Bay Superfund site, in November 1994 the Company signed a Consent Decree with the EPA in which the Company agreed to sample and, where necessary, remediate the residential area within one mile of the former smelter site. The Consent Decree has been lodged with the United States District Court. In 1994, remediation of approximately 75 residences was completed at a cost of approximately $3 million.

Also with respect to the Commencement Bay Superfund site, by the end of 1994 the Company had completed 95 percent of the former plant site stabilization and demolition activities pursuant to a court approved Consent Decree. Additional remediation by the Company for the Commencement Bay Superfund site will continue for several years and certain issues at the site will not be addressed until additional studies are completed.

With respect to the Tacoma log sort yard cases, in 1991 a federal court and jury in Tacoma found Asarco responsible for the majority of remediation costs at six log yards and a landfill at which slag from Asarco's Tacoma facility had been deposited. Appeal to the United States Court of Appeals for the Ninth Circuit resulted in the lower court rulings being affirmed in most respects. The United States Supreme Court denied Asarco's petition for further review in January 1995. By January 1995, settlements between the Company and certain of the log yards resolved a substantial portion of the total uncertainties arising from the log sort yard cases. A substantial part of the settlement cost was recovered by the Company from insurance.

In addition, during 1994 the Company was sued in United States District Court for the Western District of Washington at Tacoma by five log sort yard owners and operators for damages and contribution to the cost of remediation of, and natural resources damages to, a waterway on which the log sort yards and the landfill are located. The litigation alleges that the slag at the yards and landfill leached metals into the waterway.

In March 1993, a lawsuit was filed in United States District Court in Tacoma, Washington on behalf of classes of persons who own or rent residential property within approximately two miles of the Company's former Tacoma plant. In May 1993, it was transferred to the United States District Court in Seattle, Washington. The action asserted claims of trespass, nuisance, negligence, strict liability, and unjust enrichment, as well as under CERCLA, for property damage due to past emissions of metals from the plant. The action also sought the establishment of a fund to pay for the medical monitoring of a class of persons who now reside or who in the future will reside on property located within two miles of the plant. In September 1993, the court certified the action to proceed as a class action, and in January 1995 the Company reached an agreement with class counsel to settle the case. Under the settlement, which is subject to court approval, the Company will establish a Medical Monitoring Fund and a Property Value Assurance Fund for the benefit of class members, through the year 2005, against any adverse health effects and diminution in property values arising from past smelter operations. The stated settlement amount is $67.5 million. The Company will pay the class in cash $5 million and $2 million to the two funds. The Company will in the future replenish cash held in the two funds to the extent necessary. In addition, Asarco will pay class counsel's attorneys' fees as approved by the court. The balance of the settlement, $5 million of which is guaranteed to be paid by Asarco, will be payable from insurance proceeds that Asarco is currently pursuing in connection with the class action, with the class to receive 75 percent of Asarco's total recoveries from insurers.

A10


In November 1994, at the Bunker Hill Superfund site in Idaho, the Company and two other mining companies entered into a Consent Decree with the EPA, which was approved by the United States District Court. Pursuant to the Decree, the companies will remediate approximately 1,350 residential yards over a period of approximately seven years.

On March 15, 1994, a citizens' suit was filed in the federal district court in Omaha, Nebraska claiming the Company was illegally discharging untreated water from the Omaha plant without a National Pollution Discharge Elimination System ("NPDES") permit. The suit sought to enjoin further discharges from the Omaha lead refinery, penalties of up to $25,000 per day for past and future discharges, and costs and fees. On March 31, 1994, the EPA filed a suit against the Company involving the same allegations. The cases have been consolidated in Omaha. The Company is negotiating with the EPA and the United States Department of Justice to resolve this matter.

In August 1994 at the Leadville Superfund site in Colorado, a Consent Decree with the EPA and other potentially responsible parties was approved by the United States District Court. The Consent Decree resolved many of the liability issues at the site. Final remedy selection must await the issuance of the Record of Decision which is expected in two years. Prior to 1994 the Company had substantially completed a remediation program of the Yak drainage tunnel at a cost of approximately $13.7 million. Remaining issues at Leadville will not be addressed for several years when additional studies are completed.

In 1994 at the East Helena Superfund site in Montana, the Company completed the remediation of approximately 120 residences at a cost of approximately $2.4 million. Approximately 325 additional residences are yet to be remediated at an estimated cost of $7.0 million. Remediation is expected to be completed by December 1997. In addition, other remediation activities at East Helena are taking place at the plant site.

In 1994 at the Globe proposed Superfund site in Denver, Colorado the Company completed the remediation of 58 properties, including residences, several parks, and open spaces, at a cost of approximately $3 million pursuant to a Consent Decree and a settlement of a lawsuit entered in 1993. Remediation has also been commenced at the plant site itself. Remediation of additional properties and the plant site will continue for the next several years.

In 1994 at the site of the Company's former Everett Smelter in Washington State, the Company, as part of a voluntary remediation program, purchased approximately 20 residences and is negotiating to purchase two additional properties. Additional remediation will be required over the next several years. Pending litigation concerning the site has been stayed.

In 1994, the Company completed remediation of another former smelter site in Kansas City, Kansas at a total cost of approximately $3 million.

The Company and certain of its subsidiaries are cooperating with environmental authorities to undertake studies of certain other sites and remediate where necessary.

In 1994, the Company received a notice of potential liability pursuant to CERCLA from EPA regarding one site. Prior to 1994, the Company and certain subsidiaries received notices of potential liability pursuant to CERCLA from the EPA or federal agencies regarding 14 sites in eight states. Further, prior to 1994 the Company received notices from state agencies regarding five other sites in four states. Significant developments at certain of these sites during 1994 are described above. Also, the Company has received notification of potential liability or information requests from EPA and state agencies regarding various other sites where the Company's liability is considered minor.

A11

Other environmental matters involving potential civil penalties are as follows.

1) In 1992, the United States Department of Justice on behalf of the EPA notified the Company that it intends to sue seeking civil penalties for alleged violation of the Company's water discharge permit at the Company's Ray Complex. Under the Clean Water Act, civil penalties are sought for up to $25,000 per day for each violation. The Company is negotiating with EPA and the Department of Justice to resolve this matter.

2) In 1993, the Company's Glover Smelter and West Fork Mine were issued Notices of Violation of their NPDES permits by the State of Missouri Department of Natural Resources. The Company is negotiating with the state agency to resolve both matters.

3) In January 1994, the Company received a notice from the EPA regarding alleged violations of the Resource Conservation and Recovery Act ("RCRA") at its smelter in El Paso, Texas. The proposed civil penalty in this matter is $140,400. The citation relates to sand-blasting material left on site by a contractor prior to May 1993. The Company is cooperating with the EPA to resolve this matter.

4) In July and August 1994, the EPA notified the Montana Department of Health and Environmental Sciences and the Company that it considers the Company's East Helena plant to be in violation of the federal Clean Water Act because of unauthorized discharges into a nearby creek. The Company is in discussions with the EPA and the State of Montana regarding this matter.

5) In 1992 and 1993, the Company's Glover, Missouri lead smelter and refinery received several Notices of Violation for monitored levels of lead in excess of the ambient air standard. The Company is investigating the cause of these excess levels and has been working with the Missouri Department of Natural Resources to develop a new State Implementation Plan ("SIP") for lead. Additionally, the Missouri Department of Natural Resources ordered the Company to conduct stack testing at the plant to determine whether the plant is in compliance with applicable emission regulations. In January 1995, the Company's control strategy for attainment of the SIP was submitted to the EPA and the state.

6) In March 1994, the Company was notified by the United States Department of Justice that the Department of Justice is seeking a civil penalty of $389,000 in connection with emissions from the ore storage building baghouse at the East Helena plant. The Company has settled the matter and agreed to pay a penalty of $200,000.

State implementation plans designed to achieve compliance by January 6, 1997, with the EPA ambient air quality standard for lead of 1.5 micrograms per cubic meter of air are in the process of being finalized in each state in which Asarco has a lead smelter or refinery. These plans will require the construction of additional controls at Asarco's East Helena, Omaha and Glover facilities. The Omaha Plant has been issued a complaint and compliance order by the Nebraska Department of Environmental Quality for exceeding the lead standard. A hearing has been held, and pending a final decision in the matter, the Company and the state are attempting to reach a settlement.

The Company is studying means of compliance with RCRA through process changes at its facilities, where feasible, to manage the wastes not presently excluded from regulation. Mine tailings, slag and slag tailings from primary copper processing, calcium sulfate wastewater treatment plant sludge from primary copper processing, and slag from primary lead processing at the Company's operations are excluded from RCRA regulation. The Company is a party to a court approved Consent Decree with the Missouri Department of Natural Resources, in which the Company has agreed to implement certain process changes and conduct various sampling and testing plans to remain in compliance with RCRA requirements at its Glover smelter.

Asarco is subject to federal and state legislation and regulations pertaining to plant and mine safety and health conditions, including the Occupational Safety and Health Act of 1970 and the federal Mine Safety and Health Act of 1977. Asarco has made, and is likely to continue to make, expenditures to comply with such legislation and regulations.

A12

Item 2. Properties

ASARCO Worldwide Operations

METALS

COPPER

MINES(1)
Mission;  Sahuarita, Arizona
Ray; Hayden, Arizona
Silver Bell; Silver Bell, Arizona
Montana Resources; Butte, Montana

PLANTS
Amarillo, Texas (Refinery)
  (Also Selenium, Tellurium)
El Paso, Texas (Smelter)
  (Also Sulfuric Acid)
Hayden, Arizona (Smelter)
  (Also Sulfuric Acid)
Ray; Hayden, Arizona (Smelter (2))
  (Electrowinning Plant)

LEAD

MINES (1)
Leadville; Leadville, Colorado
Sweetwater; Reynolds County,
  Missouri
West Fork; Reynolds County,
  Missouri

PLANTS
East Helena, Montana
  (Smelter) (Also Sulfuric Acid)
Glover, Missouri (Smelter, Refinery)
Omaha, Nebraska (Refinery)
  (Also Bismuth)

ZINC

MINES (1)
Coy; Jefferson County,
  Tennessee
Immel;  Knox County,
  Tennessee
New Market; Jefferson
  County, Tennessee
Young;  Jefferson County,
  Tennessee

SILVER

MINES (1)
Coeur(2); Wallace, Idaho
Galena(2); Wallace, Idaho
Troy(2); Troy, Montana
Quiruvilca (Corporacion
  Minera Nor Peru, S.A.), Peru
  (Also Copper, Lead and
  Zinc)

A13

GOLD

MINES (1)
Aquarius(2); Timmins,
  Ontario, Canada
Aginskoe (3); Kamchatka, Russia
(25% Asarco interest) (4)

PRECIOUS METALS PLANTS
Silver and Gold
Amarillo, Texas (Refinery)

Palladium and Platinum (Crude)
Amarillo, Texas

SPECIALTY CHEMICALS
Enthone-OMI, Inc.
North America
  Long Beach, California
  Bridgeview, Illinois
  West Haven, Connecticut
  Orange, Connecticut
  Warren, Michigan
  Toronto, Canada
  Mexico City, Mexico

Europe
  Barcelona, Spain
  s-Hertogenbosch, Netherlands
  Woking, United Kingdom
  Milan, Italy
  Marne-La-Vallee, France
  Brunn Am Gebirge, Austria
  Erkrath, Germany
  Norrkoping, Sweden
  Geneva, Switzerland

Pacific Rim
  Melbourne, Australia
  Kowloon, Hong Kong
  Singapore
  Shen Zhen, People's Republic
    of China (4)
  Yokohama, Japan
  Taipei, Taiwan

AGGREGATES
American Limestone Company, Inc.
  Construction Aggregates
  Concrete, Agricultural Limestone
  Knoxville, Tennessee
  Tri-Cities, Tennessee
  Nashville, Tennessee
  Abingdon, Virginia

OTHER

ENVIRONMENTAL SERVICES Encycle/Texas, Inc.
  Corpus Christi, Texas
Hydrometrics, Inc.
  Helena, Montana

Antimony Oxide
Omaha, Nebraska

A14

High Purity Metals
Denver, Colorado

Lead Fabrication
Lone Star Lead Construction Corp.
  Houston, Texas

ASSOCIATED COMPANIES

Southern Peru Copper Corporation (52.3%)
Cuajone (Copper, Silver,
  Molybdenum)
Toquepala (Copper, Silver,
  Molybdenum)
Ilo (Copper Smelter and Refinery)

M.I.M. Holdings Limited (15.4%)
Argentina
  Bajo de la Alumbrera (3) (Copper, Gold) (50% MIM interest)

Australia
  Mount Isa (Copper, Silver, Lead, Zinc)
  Townsville (Copper Refinery)
  Oaky Creek (Coal)
  Ravenswood, Tick Hill (Gold)
  McArthur River (3) (Zinc, Lead, Silver)
  Ernest Henry (3) (Gold, Copper) (51% MIM interest)

England
  Northfleet
    (Lead and Silver Refiners, Secondary
     Lead Plant)
  Bloxwich (Zinc)
  Avonmouth (Zinc and Lead Smelter)

Hamburg, Germany
  (Copper Smelter, Copper, Lead and
   Gold Refineries) (35% MIM interest)

Duisburg, Germany
  (Zinc-Lead Smelting/Refining)

Brixlegg, Austria
  (Copper Refinery, Recycling)
  (40.4% MIM interest)

Papua New Guinea
  Highlands Gold Limited
  (65% MIM interest)
    25% Porgera mine (Gold)

Investments in resources companies:
  Metallgesellschaft Limited (9.1%)

Grupo Mexico, S.A. de C.V. (23.6%)
Thirteen mines and nine metallurgical
  plants throughout Mexico,
  including: La Caridad and Cananea
(Copper, Lead, Zinc, Silver, Gold,
  Coal, Coke, Fluorspar, Sulfuric Acid)

(1) Interest in mines is shown in Mineral  Reserves  tables starting on page A17
(2) On standby (3) Planned (4) Joint venture interests

(Percent ownership of companies shown in parentheses)

A15

Coeur, Galena and Leadville

During 1994, these mines were operated by Asarco under lease and joint venture agreements. In Leadville (60.0%), Asarco has an interest in operating expenses and profits or losses in proportion to the related ownership interest. In Coeur (50%), Asarco had an interest in operating expenses and profits or losses in proportion to the related ownership interest. In Galena, Asarco received 75% of profits remaining after royalty payments to the lessor of 50% of operating profits before depletion, depreciation and Idaho tax. The Coeur mine was temporarily shut down commencing in April 1991 and the Galena mine was temporarily shut down commencing in July 1992 in order to conserve ore reserves during a period of depressed silver prices.

In January 1995, Asarco completed the restructuring of its leased interests in Coeur and Galena with Coeur d'Alene Mines Corporation which owned both mines. Each company now has a 50% ownership in a newly formed Company, Silver Valley Resources Corporation.

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

Grupo Mexico, S.A. de C.V., a 23.6% owned associated company, operates thirteen mines under concessions granted by the Mexican government.

A16

The following production information is provided:

                                             1994                               1993                               1992
                                             ----                               ----                               ----

                                                    Avg Mill                         Avg Mill                            Avg Mill
                                  Ore Milled        Recovery       Ore Milled      Recovery Rate      Ore Milled      Recovery Rate
ASARCO                            (000s Tons)       Rate (%)       (000s Tons)          (%)          (000s Tons)           (%)
                                  -----------       --------       -----------       --------        -----------          -----


Domestic
  Mission                             15,722            81.4           13,973              83.8            14,322             84.2
  Mission South                        7,574            80.6            7,556              79.3             5,537             81.7
  Hayden
   Concentrator                        7,533            80.9            9,807              80.3            10,714             83.0
  Ray Concentrator                    12,143            82.3           11,594              84.6             8,512             85.4
  Montana Resources                   15,202            78.6           16,829              84.1            17,751             88.6
  Leadville                              223            89.7              219              91.2               226             91.8
  Sweetwater                           1,255            98.3            1,148              98.5             1,195             97.4
  West Fork                            1,009            97.8            1,018              98.0             1,034             98.1
  Tennessee                            3,193            92.9            2,850              92.1             3,061             93.3
  Troy                                     -               -              668              85.7             2,735             84.7
  Galena                                   -               -                -                 -                92             95.7
Foreign
  Quiruvilca                             513            84.5              440              84.0               374             81.9
  Wiluna (a)                               -               -            1,033              83.0             1,453             86.6

SPCC

Toquepala                             15,737            88.8           15,835              87.6            15,338             87.4
Cuajone                               21,688            86.0           21,405              85.1            21,596             85.1


Productive Capacity

                                          Defined                                                      Defined
       Smelters                           Capacity (b)              Refineries                         Capacity (b)

       Anode Copper (tons)                                          Copper (tons)
         El Paso                                 115,000              Amarillo                                483,000
         Hayden                                  175,000              Ray SX-EW                                40,000
                                                 -------                                                      -------
           Total                                 290,000                Total                                 523,000
       Lead Bullion (tons)                                          Lead (tons)
         East Helena                              75,000              Omaha                                   132,000
         Glover                                  130,000              Glover                                  130,000
                                                 -------                                                      -------
           Total                                 205,000                Total Lead                            262,000
                                                                    Silver (000s ounces)
                                                                      Amarillo                                 60,000
                                                                    Gold (ounces)
                                                                      Amarillo                                600,000



(a) Wiluna is owned by Asarco Australia, Limited. The Company sold its remaining interest in Asarco Australia Limited in January, 1994.

(b) Asarco's estimate of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content of input material for the three years shown. No adjustment is made for shutdowns or production curtailments due to strikes or air quality emissions restraints.

A17

METAL PRODUCTION STATISTICS
COPPER                                                                                  Average
                                                    Associated         Mineral          Mineral           Metal Production &
                                      Asarco         Company's         Reserves         Content          Sales Contained Metal
                                     Interest        Interest        (000s tons)          (%)                 (000s tons)
                                                                                                              -----------
                                          (%)           (%)           12/31/94         12/31/94        1994       1993       1992
                                          ---           ---           --------         --------        ----       ----       ----
MINES
Domestic
   Mission                                   100                        519,639             .67        114.7      117.9      103.2
   Ray                                       100                      1,075,087             .63        139.3      159.3      165.2
   Montana Resources                        49.9                        532,000             .34         56.1       47.2       52.4
   Silver Bell                               100                        101,344             .47          3.6        3.6        3.3
   Troy                                       75                         11,328             .65            -        3.6       13.1
   Others                                Various                          2,062         Various            -          -        0.5
                                                                                                       -----      -----      -----
      Total Domestic                                                                                   313.7      331.6      337.7
Foreign
   Quiruvilca-Peru                            80                          2,383             .42          1.1        1.0        0.8
                                                                                                       -----      -----      -----
      Total                                                                                            314.8      332.6      338.5
                                                                                                       -----      -----      -----

Asarco Beneficial
 Production                                                                                            286.6      307.8      308.4

SMELTERS
   El Paso                                   100                                                        98.0       91.9      107.9
   Hayden                                    100                                                       200.1      194.2      208.4
                                                                                                       -----      -----      -----
      Total                                                                                            298.1      286.1      316.3
                                                                                                       -----      -----      -----

REFINERIES
   Amarillo                                  100                                                       460.6      460.0      467.2
   Ray (a)                                   100                                                        32.0       36.6       42.2
                                                                                                       -----      -----      -----
      Total                                                                                            492.6      496.6      509.4
                                                                                                       -----      -----      -----

SALES OF REFINED COPPER
Tons of Refined Copper
  Sold                                                                                                 539.4      528.1      502.6
Toll Metal Deliveries                                                                                   45.1       45.3       43.6
Realized Price
  ($/lb.)(b)                                                                                           $1.06      $0.86      $1.03
Refined Copper Sold
  ($ in millions)                                                                                      1,164        917      1,045

ASSOCIATED COMPANIES
MIM                                         15.4
   Mount Isa                                               100           76,059            3.48        204.9      173.9      158.6
   Bajo de la Alumbrera                                     50          620,601             .51            -          -          -

SPCC                                        52.3
   Toquepala                                               100          213,618             .78        111.8      115.0      113.2
   Leachable Reserves                                                   555,354             .20            -          -          -
   Cuajone                                                 100          374,076             .80        156.0      150.4      157.9
   Leachable Reserves                                                    15,109            1.01            -          -          -
   From Concentrates
    Purchased                                                                                           53.7       47.7       35.5

GRUPO MEXICO                                23.6                            (c)             (c)          (c)
   Base Metal Mines                                        100           66,306             .66         22.9       22.9       19.5
   Mexicana de Cobre                                      96.0          608,000             .53        173.1      173.1      166.7
   Leachable Reserves                                                   161,000             .25            -          -          -
   Mexicana de Cananea                                    76.1        1,336,000             .62         84.7       84.7       73.0
   Leachable Reserves                                                   648,000             .25            -          -          -
Asarco's & associated companies'
share of western world mine
production                                                                                               13%        13%        13%

(a)  SX/EW production also included above under mine production.
(b)  Represents Asarco's realized prices per pound of mine production sold.
(c)  Reflects 1993 production and mineral reserve data, 1994 data not available.

A18

METAL PRODUCTION STATISTICS

(continued)
LEAD
                                    Average
                                                  Associated         Mineral          Mineral             Metal Production &
                                     Asarco        Company's         Reserves         Content           Sales Contained Metal
                                    Interest       Interest        (000s tons)          (%)                  (000s tons)
                                                                                                             -----------
                                      (%)             (%)            12/31/94        12/31/94       1994        1993       1992
                                      ---             ---            --------        --------       ----        ----       ----
MINES
Domestic
   Leadville                              60                            985            3.07           4.8         5.4        6.1
   Sweetwater                            100                         12,251            4.78          67.1        69.9       50.9
   West Fork                             100                          5,636            5.56          52.3        53.6       56.2
                                                                                                    -----       -----      -----
      Total Domestic                                                                                124.2       128.9      113.2
Foreign
   Quiruvilca-Peru                        80                          2,383            1.55           6.9         6.1        4.1
                                                                                                    -----       -----      -----
      Total                                                                                         131.1       135.0      117.3
                                                                                                    -----       -----      -----

Asarco Beneficial
 Production                                                                                         127.8       131.1      113.6

SMELTERS
   East Helena                           100                                                         61.7        69.7       71.6
   Glover                                100                                                        132.7       124.1      130.1
                                                                                                    -----       -----      -----
      Total                                                                                         194.4       193.8      201.7
                                                                                                    -----       -----      -----

REFINERIES
   Glover                                100                                                        132.7       124.2      130.1
   Omaha                                 100                                                         73.1        73.5       75.0
                                                                                                    -----       -----      -----
      Total                                                                                         205.8       197.7      205.1
                                                                                                    -----       -----      -----

SALES OF REFINED LEAD
Tons of Refined
  Lead Sold                                                                                         198.5       211.5      201.6
Toll Metal Deliveries                                                                                   -           -        0.7
Asarco Realized
  Price ($/lb.)                                                                                     $0.28       $0.20      $0.26
Refined Lead Sold
($ in millions)                                                                                      $112         $87       $106

ASSOCIATED COMPANIES
MIM                                     15.4
   Mount Isa/Hilton                                    100           50,706            5.40         209.2       242.6      215.5
   McArthur River                                       70           28,660            6.26             -           -          -
GRUPO MEXICO                            23.6
   Base Metal Mines                                    100            66,306(a)                      45.2(a)     45.2       39.4

Asarco's & associated
companies' share of western
world mine production
                                                                                                      19%         22%        14%


(a)  Reflects 1993 production and mineral reserve data, 1994 data not available.

A19

METAL PRODUCTION STATISTICS

(continued)
ZINC
                                    Average
                                                  Associated         Mineral         Mineral           Metal Production &
                                    Asarco        Company's         Reserves         Content          Sales Contained Metal
                                   Interest        Interest        (000s tons)         (%)                 (000s tons)
                                                                                                           -----------
                                      (%)            (%)            12/31/94        12/31/94        1994        1993       1992
                                      ---            ---            --------        --------        ----        ----       ----
MINES
Domestic
   Leadville                             60                             985          8.44          15.4          15.3       16.3
   Sweetwater                           100                          12,251           .43           8.9           4.6        1.7
   Tennessee                            100                           5,029          3.27          74.6          61.8       74.9
   West Fork                            100                           5,636          1.39          11.8          12.9       13.6
                                                                                                  -----         -----      -----
      Total Domestic                                                                              110.7          94.6      106.5
Foreign
   Quiruvilca-Peru                       80                           2,383          4.25          20.6          18.6       13.6
                                                                                                  -----         -----      -----
      Total                                                                                       131.3         113.2      120.1
                                                                                                  -----         -----      -----

Asarco Beneficial
 Production                                                                                       120.5         102.4      109.6
ZINC Sales Price
 (LME-HG $/lb.)                                                                                   $0.45         $0.44      $0.56

ASSOCIATED COMPANIES
MIM                                    15.4
   Mount Isa/Hilton                                   100            50,706          7.13         281.7         271.3      251.8
   McArthur River                                      70            28,660         13.96             -             -          -
GRUPO MEXICO                           23.6
   Base Metal Mines                                   100            66,306                        189.8(a)     189.8      174.9
Asarco's & associated
companies' share of western
world mine production

                                                                                                    9%           10%         9%
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (000's pounds)
MOLYBDENUM                                                                                         1994         1993      1992
                                                                                                   ----         ----      ----

MINES
Domestic
   Mission                              100                         519,639           .02             -             -          -
   Montana Resources                   49.9                         532,000           .03         7,600         7,200      9,800

Asarco Beneficial Production
                                                                                                  3,800         3,600      4,900

ASSOCIATED COMPANIES
SPCC                                   52.3
   Toquepala                                          100           213,618           .06         3,000         2,600      3,600
   Cuajone                                            100           374,076           .03         3,100         3,700      3,500
GRUPO MEXICO                           23.6
   Mexicana de Cobre                                 96.0           608,000(a)        .03(a)      3,200(a)      3,200      2,800
Asarco's & associated
companies' share of western
world mine production                                                                               10%           13%        12%


(a)  Reflects 1993 production and mineral reserve data, 1994 data not available.

A20

METAL PRODUCTION STATISTICS

(continued)
SILVER
                                                                                       Average
                                                    Associated         Mineral         Mineral           Metal Production &
                                      Asarco        Company's         Reserves         Content         Sales Contained Metal
                                     Interest        Interest        (000s tons)      (oz/ton)           (000s troy ounces)
                                                                                                         ------------------
                                        (%)            (%)             12/31/94        12/31/94      1994        1993        1992
                                        ---            ---             --------        --------      ----        ----        ----

MINES
Domestic
   Coeur                                     50                              360          17.32          -            -           -
   Galena                                  37.5                              951          15.07          -            -       1,573
   Leadville                                 60                              985           2.06        381          338         339
   Mission                                  100                          519,639            .16      2,355        1,869       1,661
   Montana Resources                       49.9                          532,000            .07        546          763         893
   Ray                                      100                        1,075,087              -        570          827         872
   Sweetwater                               100                           12,251            .10        238          159          92
   Troy                                      75                           11,328           1.43          -          812       3,044
   West Fork                                100                            5,636            .30        256          251         306
   Silver Bell                              100                          101,344            .10          -            -           -
   Others                                Various                               -        Various          -            5           6
                                                                                                     -----        -----       -----
      Total Domestic                                                                                 4,346        5,024       8,786
Foreign
   Quiruvilca-Peru                           80                            2,383           5.66      2,807        2,468       1,814
                                                                                                     -----        -----      ------
      Total                                                                                          7,153        7,492      10,600
                                                                                                     -----        -----      ------

Asarco Beneficial Production
                                                                                                     6,143        6,252       7,883

REFINERY
   Amarillo                                 100                                                     36,126       35,666      39,805

SALES OF REFINED SILVER
Ounces Sold                                                                                         33,320       32,754      34,775
Toll Metal Deliveries                                                                                  500          816         631
Realized Price ($/oz)                                                                                $5.25        $4.22       $3.97
Refined Silver Sold
($ in millions)                                                                                       $175         $138        $138

ASSOCIATED COMPANIES
MIM                                        15.4
   Mount Isa/Hilton                                       100             50,706           3.90     17,001       19,354      18,375
   McArthur River                                          70             28,660           1.84          -            -           -
SPCC                                       52.3
   Toquepala                                              100            213,618                     1,401        1,400       1,191
   Cuajone                                                100            374,076                     1,579        1,413       1,484
   From Concentrates Purchased                                                                         556          445         346
GRUPO MEXICO                               23.6                              (a)                       (a)
   Base Metal Mines                                       100             66,306                    11,131       11,131      10,564
   Mexicana de Cobre                                     96.0            608,000                     2,787        2,787       2,471
   Mexicana de Cananea                                   76.1          1,336,000                       388          388         276
Asarco's & associated companies'
share of western world mine
production
                                                                                                       12%          13%         12%


(a)  Reflects 1993 production and mineral reserve data, 1994 data not available.

A21

METAL PRODUCTION STATISTICS

(continued)
GOLD
                                    Average
                                                   Associated         Mineral         Mineral           Metal Production &
                                     Asarco        Company's         Reserves         Content          Sales Contained Metal
                                    Interest        Interest        (000s tons)      (oz/ton)           (000s troy ounces)
                                                                                                        ------------------
                                         (%)           (%)           12/31/94       12/31/94      1994         1993        1992
                                         ---           ---           --------       --------      ----         ----        ----
MINES
Domestic
   Leadville                               60                           985        .05           9.2          13.3          13.7
   Other                                                                                           -           0.4           0.2
                                                                                                ----         -----         -----
      Total Domestic                                                                             9.2          13.7          13.9
Foreign
   Quiruvilca-Peru                         80                         2,383        .01           1.1           0.8           0.5
   Wiluna and Jundee-
      Australia (a)                      45.3                                                      -          98.5         110.4
   Aquarius-Canada                        100                           179        .18             -             -             -
                                                                                                ----         -----         -----
      Total Foreign                                                                              1.1          99.3         110.9
                                                                                                ----         -----         -----
           Total                                                                                10.3         113.0         124.8
                                                                                                ----         -----         -----

Asarco Beneficial Production
                                                                                                 6.2          39.9          74.0

REFINERY
   Amarillo                               100                                                  265.2         226.9         225.4

SALES OF REFINED GOLD
Ounces Sold                                                                                    141.1         162.3         191.2
Toll Metal Deliveries                                                                              -             -           0.4
Realized Price ($/oz)                                                                        $385.22       $358.59       $360.53
Refined Gold Sold
($ in millions)                                                                                  $54           $58           $69

ASSOCIATED COMPANIES
MIM                                      15.4
   Porgera                                             25            64,154        .15       1,170.5       1,269.3       1,461.7
   Tick Hill                                          100               186        .23         149.9         191.1         109.1
   Ravenswood                                         100                                       43.9          27.5          21.8
   Nolan's                                           50.1            13,305        .04             -             -             -
   Bajo de la Alumbrera                                50           620,601        .02             -             -             -

GRUPO MEXICO                             23.6                           (b)                      (b)
   Base Metal Mines                                   100            66,306                     14.7          14.7           8.7
   Mexicana de Cobre                                 96.0           608,000                      9.6           9.6           7.8
   Mexicana de Cananea                               76.1         1,336,000                      5.7           5.7           8.1

Asarco's & associated companies'
share of western world mine
production
                                                                                                2.4%          3.2%          3.1%


(a) Wiluna and Jundee are owned by Asarco Australia Limited. The Company sold its remaining interest in Asarco Australia in January, 1994.

(b) Reflects 1993 production and mineral reserve data, 1994 data not available.

A22

All mineral reserves represent 100% of the reserves for that mine and the percentage ownership of Asarco and associated companies is separately indicated. All mineral reserves are at December 31, 1994, except for M.I.M. Holdings Limited which are as of June 30, 1994, and Grupo Mexico which are at December 31, 1993. Reserves are estimated quantities of proven and probable ore that under present and anticipated conditions may be economically mined and processed for the extraction of their mineral content. The data for MIM and Grupo Mexico are as published by those companies and supplemental information to support the reserves for those companies has not been reviewed by the U.S. Securities and Exchange Commission. Controlled mineral deposits include those owned, directly or indirectly through subsidiaries, partnerships or joint ventures, optioned, leased, or held under government concession.

All production figures represent entire amounts of operations, including those under lease, joint venture, government concessions or operated by subsidiaries or associated companies. Metal production figures for associated companies are from mines. Data for MIM are based on its June 30 fiscal year.


Other Operations

The principal activities included in the business segment entitled "Other" are those of Capco Pipe Company, Inc. ("Capco"), a wholly-owned subsidiary that manufacturers polyvinyl chloride pipe ("PVC"), the environmental services operations of other subsidiaries and the zinc oxide production of a unit operating in Hillsboro, Illinois. None of these operations constitute a significant portion of the total operations of the Company. In 1993, Capco permanently shut down its asbestos cement pipe business. In 1994, the Company sold its PVC and zinc oxide operations.



Item 3.  Legal Proceedings

Reference is made to the Contingencies and Litigation Note to the Consolidated Financial Statements on pages A45 through A46 of this report.

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

A23

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

In addition to these personal injury lawsuits arising out of alleged asbestos exposure to employees of other companies using asbestos fiber in their manufacturing operations, included in the asbestos product liability lawsuits pending against LAQ and Asarco are numerous lawsuits arising from products (such as insulation and brake linings) manufactured by others. These cases typically allege a failure to warn of possible health hazards associated with those products and proceed on theories similar to those asserted in the Pogorzelski case. In many such cases LAQ and Asarco, having never manufactured such products, have obtained dismissals. Typical of lawsuits in which plaintiffs allege asbestos exposure due to products manufactured by others are:

1) Abbott, et al. v. Unidentified Defendants, Case Nos. 94-003151-NP-5 to 94-004526-NP-5, pending since October 25, 1994 in the Circuit Court of Michigan, Saginaw County, where 1,375 primary and 957 secondary plaintiffs sued LAQ and numerous other unidentified defendants that allegedly supplied asbestos and/or products containing asbestos to the primary plaintiffs' employers in Michigan. The plaintiffs demand substantial compensatory and punitive damages for injuries allegedly resulting from their exposure to asbestos. The thrust of the complaint is similar to the Pogorzelski case.

2) E. Adkins, et al. v. 20th Century Glove Corporation of Texas, et al., Case No. 94-C-290, pending since August 25, 1994 in the Circuit Court of West Virginia, Monongalia County, where 91 primary and 76 secondary plaintiffs sued LAQ and 110 other defendants that allegedly supplied asbestos and/or products containing asbestos to the primary plaintiffs' employers in West Virginia. The plaintiffs demand substantial compensatory and punitive damages for injuries allegedly resulting from their exposure to asbestos. The thrust of the complaint is similar to the Pogorzelski case.

3) Abel, et al. v. Pittsburgh Corning Corporation, et al., Case No. 94-C-2550, pending since November 10, 1994 in the 23rd Judicial District Court of Brazoria County, Texas, where 3,984 primary and 3,088 secondary plaintiffs sued LAQ and Asarco and 50 other defendants that allegedly supplied asbestos and/or products containing asbestos to the primary plaintiffs' employers in Alabama, Texas, and perhaps other states. The plaintiffs demand substantial compensatory and punitive damages for injuries allegedly resulting from their exposure to asbestos. The thrust of the complaint is similar to the Pogorzelski case.

The Bittinger v. Acme Safety Products, et al., Abrams v. Owens-Corning Fiberglas Corp., et al., and Abernathy v. AC&S, Inc., et al., cases described in Item 3 of Asarco's 1993 Form 10-K were settled by Asarco or LAQ. In addition, Capco separately settled the Abernathy and three other Texas cases involving a total of approximately 4,250 primary plaintiffs during July 1994. As of December 31, 1994, Capco remains a defendant in 23 cases with 23 primary plaintiffs.

A24

In 1991, the Judicial Panel on Multidistrict Litigation transferred all asbestos cases pending in federal court to the United States District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings. Cases containing approximately three percent of LAQ's primary plaintiffs are affected by this action.

As of December 31, 1994, LAQ, Asarco, and Capco, have settled or been dismissed from a total of approximately 4,845 asbestos personal injury lawsuits brought by approximately 33,908 primary and approximately 21,354 secondary plaintiffs.

With respect to the actions relating to asbestos-containing products in structures reported in the Contingencies and Litigation Note to the Consolidated Financial Statements on pages A45 through A46, the following supplemental information is provided.

The four actions currently pending against LAQ, including actual and purported class actions, involve colleges and universities, private buildings under lease to the federal government, and public buildings in cities. In general these actions seek substantial compensatory and punitive damages.

As of December 31, 1994, LAQ has settled a total of four and been dismissed from another 80 actions involving asbestos in structures. Asarco has been dismissed from all twelve actions in which it had been named.

In 1987, LAQ began litigation against certain excess liability insurers for a declaration of insurance coverage for its asbestos cases similar to the one that had been obtained by LAQ against certain other insurers in a 1985 court ruling that held that the comprehensive continuous theory of coverage applies to those insurers' policies as regards LAQ's asbestos personal injury and property damage litigation. Settlements have been reached with certain of these insurers and the case remains pending in federal district court in the Southern District of New York.

In June 1993, the Company was sued by two of its liability insurance carriers, the Insurance Company of North America and California Union Insurance Company, in state court in New Brunswick, New Jersey for a declaration that the insurance companies have no insurance obligation for environmental matters for which the Company is seeking coverage. The insurance companies also included Asarco's other liability insurers in the lawsuit, and those insurers have sought similar declaratory relief. Asarco has filed cross claims and counterclaims seeking a court declaration that insurance coverage of its environmental matters does exist. In November 1990, the Company filed a lawsuit against several of its liability insurers in state court in King County, Washington seeking insurance coverage for the Tacoma log sort yard cases. The Company has entered into settlement agreements with several of the insurers in that case.

On February 15, 1994, Asarco and two of its subsidiaries were sued in an action now pending in state court in Duval County, Texas by plaintiffs now numbering approximately 320 seeking compensatory and punitive damages for personal injuries, increased risk of disease and medical monitoring, as well as property damage, allegedly resulting from exposure to materials, including metals, shipped to a landfill near the plaintiffs' residences. The lawsuit includes several other defendants, including the landfill operators.

A25

On June 17, 1994, the Company and one of its wholly-owned subsidiaries, Encycle/Texas, Inc., were sued in state court in Nueces County, Texas in three purported class actions on behalf of persons residing in neighborhoods around the Company's Corpus Christi, Texas property. These actions seek compensatory and punitive damages for diminution of property values, annoyance, loss of use and enjoyment, loss of income from commercial uses, remediation costs, emotional distress, and medical monitoring due to alleged contamination of plaintiffs' properties by metals emitted from the Corpus Christi facility. On December 14, 1994 two additional suits alleging contamination of plaintiffs' properties by metals emitted by the Corpus Christi facility were filed against the Company and two of its wholly-owned subsidiaries, Encycle, Inc. and Encycle/Texas, Inc. and several other defendants in state court in Duval County, Texas. In one suit, 20 plaintiffs who resided and/or owned property near the Corpus Christi facility seek compensatory and punitive damages for diminution in property values, personal injuries, mental anguish, lost wages, medical expenses and medical monitoring. In the second suit, two plaintiffs who owned and operated a business near the Corpus Christi facility seek compensatory and punitive damages for diminution in property value and loss of profits.

On March 11, 1994, Asarco and a subsidiary were sued, together with over 200 other defendants, in state court in Cameron County, Texas by 63 plaintiffs seeking compensatory and punitive damages for birth defects and other personal injuries allegedly resulting from exposure to toxic contaminants, including metals. Asarco and the subsidiary have reached an agreement in principle to settle this action.

On October 8, 1991, ARCO Incorporated ("ARCO") filed suit in federal court in Montana against Montana Resources and its partners, including Asarco and one of its subsidiaries, alleging breach of contract resulting from defendants' failure to reclaim contaminated water in an inactive mining pit (the Berkeley Pit) at partnership-owned property in Butte, Montana. ARCO demanded compensation for study costs under CERCLA with respect to such water, and a determination that defendants are responsible for reclamation of the pit. The defendants assert that ARCO is responsible for such CERCLA and reclamation costs.
Trial has been set for late 1995.

In April 1993, the State of Texas notified the Company that it and ten other persons were potentially responsible parties with respect to the Col-Tex Refinery State Superfund site in Mitchell County, Texas where the Company stored diesel fuel in the mid-1970's. The Company has also been named as one of a number of other defendants in twelve lawsuits filed on or behalf of 295 persons who have lived or owned property near the Col-Tex Refinery site seeking compensatory and punitive damages for alleged wrongful death, personal injury, and property damage.

In September 1994, the Company received notice from the State of Texas that it is a potentially responsible party for remediation of the site of a former pesticide manufacturing plant in Hunt County, Texas. In addition, in September 1994 the Company was sued by 346 individuals who live near that site for compensatory and punitive damages, including damages for alleged personal injury and property damage due to alleged exposure to arsenic products that Asarco sold to the manufacturer at the site.

In October 1992, the owner of a property leased by a subsidiary of the Company filed suit in New Jersey state court in Essex County seeking declaratory judgment and compensatory and punitive damages for alleged contamination of the property during the lease term by the subsidiary and others. The pending litigation concerns the extent to which the subsidiary and predecessor operators of the business are responsible for contamination that existed on site prior to 1968. Trial is scheduled for mid-1995.

A26

In May 1989, a lawsuit was filed in state court in Butte, Montana by Montana Mining Properties ("MMP") which claims to have had a contractual first right of refusal on the 49.9 percent interest in the Montana copper mining business of Montana Resources, Inc. that was sold to Asarco in June 1989. MMP sought an injunction and compensatory and punitive damages from Asarco for alleged tortious interference with its contract with Montana Resources, Inc. In June 1994, the court granted summary judgment in favor of defendants, including Asarco. Plaintiff has taken an appeal from that ruling but has since indicated that it is abandoning its appeal as to Asarco.

The opinion of management regarding the outcome of legal proceedings and environmental contingencies, set forth in the Contingencies and Litigation Note to the Consolidated Financial Statements on pages A45 through A46, is based on considerations including experience relating to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when availability of insurance is not established. The Company considered such factors in establishing its environmental reserve in December of 1990 and in determining modifications to its reserve in 1991, 1992, 1993 and 1994.

See also Item 1, "Environmental, Safety and Health Matters," for further information concerning pending legal or administrative proceedings involving Asarco.



Item 4.  Submission of Matters to a Vote of Security Holders.

None.

A27

EXECUTIVE OFFICERS OF ASARCO AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
                                                      (As of February 22, 1995)

                                                                                                                    Officer
Name                                      Office and Experience                                              Age     Since
----                                      ---------------------                                              ---     -----
Richard de J. Osborne                     1990-1995    Chairman of the Board, President                       60        1975
                                                         and Chief Executive Officer

Francis R. McAllister                     1993-1995    Executive Vice President, Copper                       52        1978
                                                         Operations
                                          1992-1993    Executive Vice President, Finance
                                                         and Administration and Chief
                                                         Financial Officer
                                          1990-1992    Vice President, Finance and
                                                         Administration and Chief
                                                         Financial Officer

James J. Kerr                             1992-1995    Vice President, Commercial                             64        1991
                                          1991-1992    Vice President, Ore
                                          1990-1991    Vice President-Elders Raw
                                                         Materials Limited

Augustus B. Kinsolving                    1990-1995    Vice President, General Counsel                        55        1983
                                                         and Secretary

Kevin R. Morano                           1993-1995    Vice President, Finance and Chief                      41        1993
                                                         Financial Officer
                                          1991-1993    General Manager, Ray Complex
                                          1990-1991    Treasurer

Robert J. Muth                            1990-1995    Vice President, Government and                         61        1977
                                                         Public Affairs

Robert M. Novotny                         1993-1995    Vice President, Lead, Zinc,                            46        1988
                                                         Silver and Mineral Operations
                                          1990-1993    Vice President, Operations

Gerald D. Van Voorhis                     1992-1995    Vice President, Exploration                            56        1992
                                          1990-1992    Vice President-Socorro Mining
                                                         Company

Michael O. Varner                         1993-1995    Vice President, Environmental                          53        1993
                                                         Operations
                                          1992-1993    General Manager, Western Metals
                                          1990-1992    Director, Technical Services

David B. Woodbury                         1993-1995    Vice President, Human Resources                        54        1993
                                          1990-1993    Vice President, Human Resources -
                                                         Ferro Corporation

Thomas J. Findley, Jr.                    1991-1995    Treasurer                                              47        1991
                                          1990-1991    Director of Management
                                                         Information Services

Ronald J. O'Keefe                         1990-1995    Controller                                             53        1982

James L. Wiers                            1990-1995    General Auditor                                        50        1987

A28

                                                               PART II
Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters

At December 31, 1994, there were 9,192 common stockholders of record. The principal market for Asarco's Common Stock is the New York Stock Exchange. The Stock Exchange symbol for Asarco's common stock is AR. High and low stock prices and dividends for last two years were:

                                                 1993                                                1994
                                                 ----                                                ----
QUARTERS                    1ST        2ND       3RD        4TH       YEAR       1ST       2ND        3RD       4TH       YEAR
                            ---        ---       ---        ---       ----       ---       ---        ---       ---       ----

DIVIDENDS PAID
 PER COMMON SHARE           .20        .10       .10        .10       .50        .10       .10        .10       .10        .40

STOCK MARKET PRICE:
      HIGH                 28-5/8    23-1/4     20-1/4    22-7/8     28-5/8    27-5/8     30-5/8    34-7/8     33-7/8    34-7/8
      LOW                  23-1/2    17-3/4     16-7/8    16-5/8     16-5/8    21-3/8     21-5/8    27-1/2     24-3/4    21-3/8

Item 6 - Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA (in millions, except per share data)

                                                     1994              1993           1992           1991         1990
                                                     ----              ----           ----           ----         ----
Consolidated Statement of Earnings Data
Net sales                                            $2,032          $1,736        $1,908        $1,912       $2,210
Operating income (loss)                                  17(a)         (111)(c)       (42)(e)        61(f)       127(g)
Earnings (loss) before equity earnings and
cumulative effect of changes in accounting
principles                                               16             (98)          (32)           36           99
Equity earnings                                          48              27             3            10(f)        36
Net earnings (loss)                                      64(b)           16(d)        (83)           46          136
Net earnings (loss) per share                        $ 1.53          $ 0.38        $(2.01)       $ 1.12       $ 3.28
Dividends paid per share                             $ 0.40          $ 0.50        $ 0.80        $ 1.60       $ 1.60

Consolidated Statement of Cash Flows
Data
Cash provided from (used for) operating
activities                                          $   (7)          $   39        $  106        $   67       $  150
Dividends paid                                           17              21            33            66           66
Property additions                                       98             112           135           283          237
Business acquisitions, net of cash acquired
                                                          -               -             -            17            6
Depreciation and depletion                               83              81            87            75           75

Consolidated Balance Sheet Data
Total assets                                         $3,291          $3,153        $2,946        $2,954       $2,790
Inventories - replacement cost in excess of
LIFO inventory costs                                    143             114           125           130          157
Total debt                                              933             901           869           802          543
Common stockholders' equity                           1,517           1,472         1,357         1,475        1,490

Common Stock Data
Common shares outstanding                             42.1            41.7          41.5          41.2         41.1
Price-high                                          $34-7/8         $28-5/8       $31-3/8       $30-1/2      $34-1/8
     -low                                           $21-3/8         $16-5/8       $19-7/8       $18-1/4      $22-1/4
Book value per common share                          $36.04          $35.27        $32.74        $35.75       $36.29
Price/Earnings ratio                                  18.65           60.92             -         19.13         8.27
Dividends paid as a percent of earnings
                                                      26.2%          133.2%             -        143.2%        48.8%

Financial Ratios
Current assets to current liabilities
                                                       1.6             1.5           1.6           1.8          2.0
Debt as % of capitalization                           38.1%           38.0%         39.0%         35.2%        26.7%

Employees (at year-end)                               8,000           8,500         8,900         9,100        9,300

A29

Notes to Selected Financial Data

(a) Includes a $51.2 pre-tax charge to add to the Company's reserve for environmental matters and $2.8 of LIFO profits.
(b) Includes a $58.5 pre-tax ($31.9 after-tax) gain from the sale of the Company's remaining interest in Asarco Australia Limited.
(c) Includes a $25.6 pre-tax provision for the valuation of inventories and additions to reserves for closed plants, $9.2 of LIFO profits and $8.2 of previously unrecognized losses of Nor Peru.
(d) Includes $26.4 (net of taxes of $.4) of previously unrecognized equity earnings of Southern Peru Copper Corp. ("SPCC") and $86.3 as the result of the cumulative effect of a change in accounting principle at SPCC.
(e) Includes a $72.4 pre-tax provision for environmental matters and a $31.9 pre-tax provision to reduce the carrying value of certain facilities.
(f) Includes a $10.6 pre-tax provision for doubtful accounts for a copper customer receivable. Effective the second quarter of 1991, MEDIMSA is accounted for on the cost basis.
(g) Includes a $75.5 pre-tax provision for closed plants and environmental matters and $7.0 for increased State of Arizona royalties.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS: The Company reported net earnings for the year ended December 31, 1994 of $64.0 million, or $1.53 per share, compared with net earnings of $15.6 million, or $.38 per share in 1993 and a net loss of $83.1 million, or $2.01 per share, in 1992. Net earnings in 1994 include an after-tax gain of $31.9 million on the sale of Asarco Australia Limited (Asarco Australia) and a $30.7 million after-tax charge to add to the Company's environmental reserves.

Net earnings in 1993 include the recognition of $18.2 million related to previously unrecognized earnings of the Company's investments in Peru and $86.3 million for the cumulative effect of a change in accounting principle resulting from Southern Peru Copper Corporation's (SPCC's) adoption of SFAS 109, "Accounting for Income Taxes". In addition, 1993 results include an after-tax charge of $10.8 million related to the valuation of certain inventories and additions to reserves for closed plants and environmental matters, an after-tax gain of $7.6 million related to the sale of a portion of its shares of Asarco Australia and the issuance of new shares by Asarco Australia and a $2.8 million charge to reflect an increase in income tax rates.

The net loss of $83.1 million in 1992 includes an after-tax charge of $122.1 million consisting of $56 million for the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", $44 million for environmental costs, and $21.1 million for the reduction in carrying value of certain facilities.

The improvement in earnings in 1994 as compared to 1993 was due principally to higher prices for all major metals and from higher equity earnings of SPCC.
SPCC, 52.3% owned by Asarco, contributed $44.9 million after-tax to the Company's earnings for 1994, compared to $26.4 million in 1993. Higher metal prices, a $12.4 million after-tax gain on the sale of certain investments in Peru and a reduction in Peruvian income tax rates benefited earnings of SPCC in 1994. The Company resumed equity accounting for its 52.3% interest in SPCC and recorded the results of its 80% owned subsidiary, Corporacion Minera Nor Peru, S.A. (Nor Peru) in 1993 following improvements in the political, economic and operating conditions in Peru. Such conditions included the ratification of a new constitution and the successful completion of financing for SPCC's capital program, which restored management's influence over its Peruvian operations. Equity accounting for SPCC and consolidation of Nor Peru had been suspended in 1988. To reflect this change, the Company recorded $18.2 million of previously unrecognized earnings relating to the period 1988 through 1993 from its investments in Peru. These results are presented on page A-55, "Accounting for Investments in Peru".

A30

Asarco's earnings are heavily influenced by the metals markets. The markets for most of the Company's products improved substantially in 1994 from the lows reached in 1993 when the economic recovery in the United States created increasingly strong demand for the Company's products domestically, but economic weakness in Europe and Japan persisted. Price declines experienced from 1992 to 1993 decreased earnings by $96 million and the recovery of prices from 1993 to 1994 improved earnings by $87 million.

ASSET SALES, DISPOSALS AND CLOSURES: In January 1994, the Company sold its remaining 45.3% interest (66.5 million shares) in Asarco Australia, a gold mining and exploration company, for $79.5 million which resulted in a pre-tax gain of $58.5 million ($31.9 million after-tax). In August 1993, the Company sold a 9.9% interest in Asarco Australia for $13.8 million which resulted in a pre-tax gain of $10.3 million ($5.4 million after-tax) and in September 1993, Asarco Australia offered 13.3 million shares of previously unissued common stock to the public, resulting in net cash proceeds of A$16.4 million. As a result of this share issuance, the Company's ownership was reduced to 45.3% and a $3.3 million pre-tax gain ($2.2 million after-tax) was recognized as the shares were sold at a price exceeding the book value per share of the Company's interest in Asarco Australia. From an original investment, representing exploration costs from 1982 through 1986, of $4 million in Asarco Australia, the Company received cash of more than $106 million.

The reduction of the Company's investment in Asarco Australia had the effect of reducing sales by $20 million from 1993 to 1994 ($25 million from 1992 to 1993), cost of sales by $17 million from 1993 to 1994 ($21 million from 1992 to 1993) and depreciation and depletion by $2 million from 1993 to 1994 ($3 million from 1992 to 1993).

In the fourth quarter of 1993, the Company also began a program to divest itself of certain non-core businesses. As part of this program the Company recorded a charge to reduce the value of a PVC and asbestos pipe company which was ultimately sold in the third quarter of 1994. In the first quarter of 1994 the Company sold its zinc oxide operation. Sales and cost of sales were each reduced by $80 million from 1993 to 1994, reflecting these divestitures.

In April 1993, the Company's Troy, Montana, copper-silver mine was put on standby due to low silver prices. The Troy shutdown followed the suspension of production at the Galena mine in 1992 and the Coeur mine in 1991. The impact of these shutdowns was to reduce cost of sales by $7 million from 1993 to 1994 ($9 million from 1992 to 1993) and depreciation by $2 million from 1993 to 1994 ($3 million from 1992 to 1993). These operations will be reactivated when silver prices improve.

PRICES: Prices for the Company's metals are established principally on the New York Commodity Exchange (COMEX) or the London Metal Exchange (LME). Thus, it is not possible to predict prices for future metal sales.

Price/volume data:

    Average Metal Prices                                         1994               1993                 1992
    --------------------                                         ----               ----                 ----
    Copper (per pound - COMEX)                               $   1.07             $   .85            $   1.03
    Lead (per pound - LME)                                        .25                 .18                 .25
    Silver (per ounce)                                           5.29                4.30                3.94
    Zinc (per pound - LME) (1)                                    .45                 .44                 .56
    Gold (per ounce)                                           384.01              359.77              343.73
    Molybdenum (per pound - Metals
      Week Dealer Oxide)                                         4.50                2.28                2.18

    Sales Volume (in thousands)
    Copper (pounds)                                          1,078,900           1,056,200           1,005,200
    Lead (pounds)                                              396,900             423,000             403,200
    Silver (ounces)                                             33,320              32,754              34,775
    Zinc (pounds) (1)                                          227,800             192,500             212,000
    Gold (ounces)                                                  141                 162                 191
    Molybdenum (pounds) (2)                                      3,790               3,568               4,901

A31


(1) Volume represents pounds of zinc metal contained in concentrate. The Company fully hedged its zinc mine production for 1994 and 1993 at an average price of 46 cents per pound and 55 cents per pound, respectively.

(2)    Volume represents pounds of molybdenum contained in concentrate.

Substantially all of the Company's copper and lead production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold on commodity exchanges or to merchants or consumers on a spot sale basis. The Company's zinc production is sold in the form of concentrates under contracts of one to three years' duration. Silver and gold are sold under monthly contracts or in spot sales. Sales prices are generally based on the average of prevailing commodity prices for the scheduled month of delivery or shipment according to the terms of the contracts.

Depending on the market fundamentals of a metal and other conditions, the Company may enter into forward sales or purchase put options to reduce or eliminate the risk of metal price declines on its anticipated future production. Put options purchased by the Company establish a minimum price for the production covered by such put options and permit the Company to participate in price increases above the strike price of such put options. At December 31, 1994, the Company had copper put options with an average strike price of 91.9 cents per pound covering 137,600 tons or approximately 47% of its expected 1995 copper production at a cost of $4.4 million and put options with an average strike price of 95.0 cents per pound covering 6,900 tons or approximately 2% of its expected 1996 copper production at a cost of $0.2 million. The cost of the put options are amortized during the period in which the options are exercisable.

Forward sales establish a selling price for future production at the time they are entered into, thereby eliminating the risk of declining prices but also eliminating potential gains on price increases. At December 31, 1994, the Company did not have any forward sales of anticipated production.

The pre-tax gain on the Company's hedging activities, net of transaction costs, were $5.7 million in 1994, $19.2 million in 1993 and $2.2 million in 1992. See note 13 to the Financial Statements for a further description.

SALES: Sales in 1994 were $2,031.8 million, compared with $1,736.4 million in 1993 and $1,908.5 million in 1992. Higher prices for all major metals accounted for $297 million of the increase in sales in 1994. Increased sales volume of copper and increased specialty chemical sales were offset by the impact of asset sales and disposals. Lower prices for copper and lead accounted for the decline in sales of $198 million in 1993 from 1992, partially offset by increased volumes for both metals. Accounting for the Company's investment in Asarco Australia as an equity investment rather than as a consolidated subsidiary reduced 1993 sales as compared to 1992 by approximately $25 million.

COST OF PRODUCTS AND SERVICES: Cost of products and services in 1994 were $1,781.1 million compared with $1,638.0 million in 1993 and $1,647.3 million in 1992. The increase in 1994 was caused principally by higher volume and price of refined copper purchases to meet customer demand and higher costs in specialty chemicals due to increased sales volume. These cost increases were partially offset by reduced operating costs and by lower costs due to asset sales, disposals and closures previously discussed. The decrease in 1993 was caused principally by asset sales, disposals and closures partially offset by increased purchases of refined copper. Previously unrecognized losses of Nor Peru of $8.2 million also increased cost of products and services in 1993. The Company's cost for purchased refined copper approximates the market price at which it is sold.

A32

In early 1994, the Company experienced unexpectedly low grades, wet sticky ore which created handling problems, and unusual ore types which suppressed recoveries and reduced concentrate grades at the Ray mine. The heavy rains in late 1992 and early 1993 resulted in excess stored water which limited the availability of other ore faces to blend with the difficult ores. As a consequence, copper production dropped sharply at Ray in the first half of 1994 and at mid year the Company began a fifteen month program to accelerate the development of additional mining areas to provide flexibility in blending difficult ores and to increase copper production and reduce costs. New equipment was acquired to develop ore faces in areas in the mine unaffected by the accumulated water and as part of the program, the older higher cost sections of one of the two concentrators at the Ray mine were shutdown in order to reduce costs. The program is expected to be completed by the end of the third quarter of 1995, at which time the shutdown portion of the concentrator will be restarted and production will be increased by 6,000 tons per quarter and unit costs will be reduced. The Hayden Smelter will continue to operate at full capacity by smelting concentrates from Ray, Mission and Montana Resources mines as well as outside purchases.

OTHER EXPENSES: Selling, administrative and other costs decreased by $9.1 million in 1994 and $2.4 million in 1993, principally as a result of cost reduction programs. Also included in 1994 is a recovery of $4.0 million from the settlement of litigation related to a bad debt previously written off in 1991. Depreciation and depletion expense increased by $2.5 million in 1994 as a result of higher tons of ore mined, a higher asset base at the Ray complex and higher depreciation related to the completion of the modernization at the El Paso, Texas copper smelter partially offset by lower depreciation from asset sales, disposals and closures. Depreciation and depletion expense decreased by $6.0 million in 1993 as a result of asset sales, disposals and closures and lower production at the Ray mine due to the heavy rains.

NONOPERATING ITEMS: Interest expense increased by $5.2 million in 1994 after having increased by $6.1 million in 1993. Lower capitalized interest as a result of the completion of the El Paso modernization program increased interest expense by $2.8 million in 1994 and $1.2 million in 1993. The remaining increase is a result of a higher level of borrowing. The increase in 1993 was principally due to a higher level of borrowing and lower capitalized interest as a result of the completion of portions of the copper expansion program. The copper expansion program, begun in 1989, included the expansion of the Mission and Ray mines and the modernization of the El Paso smelter. Other income is comprised principally of dividends from SPCC and MIM Holdings as described in Note 2.

TAXES ON INCOME: The Company's effective tax rate in 1994 was lower than the statutory rate primarily because of deductions for percentage depletion and the dividends received deduction which are permitted for tax purposes. The tax benefit in 1993 resulted principally from an operating loss. Taxes in 1993 and 1994 were also affected by a higher gain for tax purposes on the sale of shares of Asarco Australia, as a result of providing taxes on earnings previously treated as permanently reinvested while Asarco Australia was a consolidated subsidiary. Net operating loss carryforwards have reduced the Company's deferred tax liability by $156.2 million at December 31, 1994. The Company believes that these carryforwards, which expire in years 2006 through 2009, will reduce future federal income taxes otherwise payable and, if necessary, the Company could implement available tax planning strategies, including the sale of certain assets, to realize the tax benefit of the carryforwards.

EQUITY IN EARNINGS OF NONCONSOLIDATED ASSOCIATED COMPANIES: Equity earnings in 1994 and 1993 are principally from SPCC. SPCC contributed $44.9 million after-tax in 1994, and $26.4 million after-tax in 1993 of previously unrecognized results of SPCC recorded in the fourth quarter of 1993. In November 1994, SPCC filed a registration statement with the Securities and Exchange Commission relating to the proposed sale, in a secondary public offering, of its shares. Three of SPCC's shareholders had announced plans to sell a portion of their shares representing a total 15% interest in SPCC. Asarco would have retained its 52.3% interest in SPCC. In February 1995, SPCC announced that it and the selling shareholders had deferred the offering as a result of prevailing stock market conditions.

A33

In 1991, the Company announced that it was considering the sale or other form of disposition of some or all of its investment in Mexico Desarrollo Industrial Minero S.A. de C.V. (MEDIMSA). In light of this action, the fact that Asarco has little influence over the operating and financial activities of MEDIMSA, and other factors, the Company changed from the equity method of accounting for its interest in MEDIMSA to the cost method. In August 1994, the Company exchanged its shares in MEDIMSA for shares of Grupo Mexico S.A. de C.V. (Grupo Mexico), a publicly traded company on the Mexican Stock Exchange. The assets of Grupo Mexico are substantially the same as those of MEDIMSA. Under the terms of this agreement, the Company has a 23.6% interest in Grupo Mexico. Also, as part of this agreement, the Company has granted a 7-year option to purchase part of its Grupo Mexico shares aggregating 8.2% of Grupo Mexico at a price of U.S. $1.40 per share and agreed not to sell the majority of its remaining shares for up to two years or until an international offering of additional shares by Grupo Mexico. The Company has the right to participate in any international offering by Grupo Mexico.

CASH FLOWS - OPERATING ACTIVITIES: Net cash used for operating activities was $7.2 million in 1994 compared with cash provided from operating activities of $38.9 million in 1993 and $105.7 million in 1992. The change in net cash provided from (used for) operating activities from 1993 to 1994 was principally due to the effect of higher metal prices on trade receivables and inventories partially offset by trade payable financing on outside material purchases.

The decrease in net cash provided from operating activities from 1992 to 1993 was due to higher operating losses principally due to lower metal prices partially offset by cash provided from inventory and receivable reductions, which occur as metal prices decline and accounts payable increases.

CASH FLOWS - INVESTING ACTIVITIES: Capital expenditures were reduced to $98.5 million in 1994 from $112.3 million in 1993 and $134.6 million in 1992. Capital expenditures in 1993 include $23.8 million for the completion of the El Paso copper smelter modernization begun in 1990 at a total cost of $102.3 million, including capitalized interest of $9.6 million. Capital expenditures in 1992 include $38.3 million for the copper expansion and modernization program at the Ray mine begun in 1990 at a total cost of $237.1 million, including capitalized interest of $10.3 million. The Company's planned capital expenditures in 1995 are estimated to be about $170 million.

The proceeds and purchases of available-for-sale securities principally represents the investment portfolio of Geominerals Insurance Company, Ltd., a wholly-owned subsidiary, which for the most part is reinvested by purchasing additional securities. Proceeds of $79.5 million in 1994 and $13.8 million in 1993, from the sale of Asarco Australia are included in "Sale of securities, investments and property".

LIQUIDITY AND CAPITAL RESOURCES: The Company has two revolving credit agreements that permit borrowings of up to $670 million. At December 31, 1994, the Company's debt as a percentage of total capitalization was 38.1%, compared with 38.0% at the end of 1993 and 39.0% at the end of 1992. Debt at the end of 1994 was $933.1 million, compared with $900.5 million in 1993 and $868.8 million in 1992. Debt has increased primarily due to the funding of the copper expansion and modernization program at the Mission and Ray mines and El Paso smelter. Additional indebtedness permitted under the terms of the Company's revolving credit loan agreements totaled $374 million at the end of 1994, $260 million available under the revolving credit loan agreements and $114 million from additional debt financing.

Debt securities in the amount of $250 million were issued in 1993 including $100 million of 7 3/8% Notes due in 2003, $100 million of 7 7/8% Debentures due in 2013 and $50 million of 7% Notes due in 2001. Proceeds of these debt issues were used to reduce borrowings under the Company's revolving credit loan agreements. In January 1994, the Company prepaid its 9 3/4% Sinking Fund Debentures at par value plus a premium of .9%, using a portion of the proceeds of the 7% notes issued in 1993. The Company adopted SFAS 115, "Accounting for Certain
Investments in Debt and Equity Securities" in 1993, which increased stockholders' equity by $112.7 million after-tax in 1993. In 1994, the adjustment to stockholders' equity was reduced by $21.1 million after-tax to $91.6 million after-tax principally to reflect the decrease in net value of its cost investments.

A34

In October 1994, Asarco filed a universal shelf registration statement with the Securities and Exchange Commission covering the future issuance of up to $300 million in equity and debt securities. The shelf registration also registered the sale by M.I.M. Holdings Limited of all of its holdings totaling 10.353 million shares of Asarco, which was completed in November 1994. Asarco has no immediate plans to issue securities and the registration is intended to provide the Company with financial flexibility to access the market when conditions are appropriate.

The Company expects that it will meet its cash requirements in 1995 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

DIVIDENDS AND CAPITAL STOCK: The Company paid dividends of $16.8 million, or 40 cents per share, in 1994, $20.8 million, or 50 cents per share, in 1993 and $33.0 million, or 80 cents per share, in 1992. At the end of 1994, the Company had 42,102,000 common shares issued and outstanding, compared with 41,718,000 at the end of 1993 and 41,467,000 at the end of 1992.

CLOSED FACILITIES AND ENVIRONMENTAL MATTERS: During 1994, the reserve for closed plant and environmental matters was increased by $51.2 million for costs associated with previously closed facilities and current operations. This addition to the reserve, together with prior accruals, accommodates resolutions reached during the year at a number of sites, particularly at Asarco's former smelter in Tacoma, Washington, where an agreement on remediation remains subject to final acceptance by the EPA. During 1993, the reserve for environmental matters was increased by $6.2 million for ongoing evaluations of environmental costs. As a result of developments during 1992, at a number of the Company's properties where it was probable that an environmental liability had been incurred, the Company was able to further refine previous estimates with requisite certainty for a substantial portion of the anticipated costs at those sites. Accordingly, in 1992, the Company recorded a pre-tax charge of $72.4 million to provide additional reserves for these environmental costs.

At the end of 1994, the reserve for closed plant and environmental matters totaled $122.4 million. Cash expenditures charged to these reserves, net of recoveries, were $45 million in 1994, $44 million in 1993 and $36 million in 1992. Future environmental related expenditures cannot be reliably determined in many circumstances due to the early stages of investigation, the uncertainties relating to specific remediation methods and costs, the possible participation of other potentially responsible parties, insurance coverage issues and changing environmental laws and interpretations. It is the opinion of Management that the outcome of these environmental matters will not materially adversely affect the financial position of Asarco and its consolidated subsidiaries. However, it is possible that future environmental contingencies could have a material effect on quarterly or annual operating results when they are resolved in future periods. This opinion is based on considerations including experience related to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when the availability of insurance has not been determined.

In 1992, the Company concluded that certain facilities, primarily at the El Paso, Texas smelter, were unlikely to be used following completion of its modernization and expansion program in 1993. Accordingly, the Company recorded a pre-tax charge of $31.9 million to reduce the carrying value of these facilities.

ACCOUNTING MATTERS: In 1994, the Company reflected the requirements of SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", which had no effect on net earnings.

A35

Item 8 - Financial Statements and Supplementary Data

                              ASARCO Incorporated
                                and Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31,                                          1994                 1993                 1992
                                                                          ----                 ----                 ----
(in thousands, except per share amounts)

Sales of products and services                                        $ 2,031,846           $ 1,736,358          $ 1,908,492
                                                                      -----------           -----------          -----------
Operating costs and expenses:
 Cost of products and services                                          1,781,141             1,637,959            1,647,263
 Selling, administrative and other                                         79,136                88,249               90,631
 Depreciation and depletion                                                83,097                80,641               86,642
 Research and exploration                                                  19,775                20,871               21,410
 Provision for plant closures and
  disposals (7)                                                                 -                13,156               31,900
 Provision for environmental matters (8)                                   51,205                 6,241               72,400
                                                                        ---------             ---------            ---------
Total operating costs and expenses                                      2,014,354             1,847,117            1,950,246
                                                                        ---------             ---------            ---------

Operating income (loss)                                                    17,492              (110,759)             (41,754)
Interest expense (9)                                                      (62,529)              (57,321)             (51,230)
Other income (2)                                                           12,281                19,961               23,911
Gain from sale by Asarco Australia
 of capital stock (6)                                                           -                 3,270                    -
Gain on sale of Asarco Australia (6)                                       58,512                10,286                    -
                                                                        ---------             ---------             --------
Earnings (loss) before taxes, equity
 earnings and cumulative effect of
 changes in accounting principles                                          25,756              (134,563)             (69,073)
Taxes on income (benefit) (3)                                               9,375               (36,503)             (37,371)
                                                                         --------             ---------             --------

Earnings (loss) before equity earnings
 and cumulative effect of changes in
 accounting principles                                                     16,381               (98,060)             (31,702)
Equity in earnings of nonconsolidated
 associated companies, net of taxes of
 $4,863 in 1994 and $406 in 1993 (6)                                       47,653                27,384                2,575
                                                                           ------                ------                -----
Earnings (loss) before cumulative
 effect of changes in accounting
 principles                                                                64,034               (70,676)             (29,127)
Cumulative effect of changes in
 accounting principles, net of taxes of
 $27,800 in 1992 (6) (11)                                                       -                86,295              (53,964)
                                                                       ----------            ----------          -----------
Net earnings (loss)                                                    $   64,034            $   15,619          $   (83,091)
                                                                       ==========            ==========          ===========

Per share amounts:
Earnings (loss) before cumulative
 effect of changes in accounting
 principles                                                            $     1.53            $    (1.70)          $    (0.70)
Cumulative effect of changes in
 accounting principles                                                          -                  2.08                (1.31)
                                                                       ----------            ----------          -----------
Net earnings (loss)                                                    $     1.53            $     0.38           $    (2.01)
                                                                       ==========            ==========          ===========

Dividends paid                                                         $     0.40            $     0.50           $     0.80
Weighted average number of shares
 outstanding                                                               41,905                41,594               41,364


() See notes to financial statements

A36

                              ASARCO Incorporated
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

 At December 31,                                                                       1994                 1993
                                                                                       ----                 ----
(dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $    18,321         $    12,500
  Accounts receivable, net of allowance for
   doubtful accounts of $6,249 and $4,579                                              383,724             312,178
  Inventories (4)                                                                      299,148             245,034
  Other assets                                                                          46,124              31,537
  Investment in Asarco Australia Limited (6)                                                 -              18,573
                                                                                    ----------          ----------
     Total current assets                                                              747,317             619,822
                                                                                    ----------          ----------
Investments: (6)
  Cost method                                                                          751,888             783,417
  Equity method                                                                        391,489             346,927
                                                                                    ----------          ----------
     Total investments                                                               1,143,377           1,130,344
                                                                                    ----------          ----------

Property (7)                                                                         2,509,072           2,497,605
  Less: Accumulated depreciation and depletion                                      (1,203,573)         (1,192,153)
                                                                                   -----------         -----------
     Net property                                                                    1,305,499           1,305,452
                                                                                   -----------         -----------
Intangible and other assets, net (5)                                                    94,832              96,880
                                                                                   -----------         -----------
        Total assets                                                               $ 3,291,025         $ 3,152,498
                                                                                   ===========         ===========

LIABILITIES
Current liabilities:
  Bank loans                                                                       $     5,125         $    16,875
  Current portion of long-term debt (9)                                                 13,330              14,801
  Accounts payable                                                                     296,983             264,738
  Salaries and wages                                                                    20,159              15,759
  Taxes on income (3)                                                                   43,152              29,516
  Reserve for closed plant and environmental
   matters (8)                                                                          55,946              46,409
  Other current liabilities                                                             30,838              30,582
                                                                                     ---------           ---------
     Total current liabilities                                                         465,533             418,680

Long-term debt (9)                                                                     914,601             868,871
Deferred income taxes (3)                                                              156,450             147,864
Reserve for closed plant and environmental
  matters (8)                                                                           66,458              69,694
Postretirement benefit obligation (11)                                                  95,186              92,943
Other liabilities and reserves                                                          75,410              82,848
                                                                                     ---------           ---------
        Total liabilities                                                            1,773,638           1,680,900
                                                                                     ---------           ---------

Contingencies (8)

PREFERRED STOCKHOLDERS' EQUITY (10)
Authorized-10,000,000 shares without par
  value; none issued                                                                         -                   -
COMMON STOCKHOLDERS' EQUITY (10)
Authorized-80,000,000 common shares
  without par value: Issued shares: 1994 and 1993-45,039,878
                                                                                       679,991             679,991
Unrealized gain on securities reported at
  fair value, net of tax (6)                                                            91,627             112,729
Retained earnings                                                                      853,169             808,143
Treasury stock (at cost) - common shares
  1994 - 2,937,788; 1993 - 3,321,478                                                  (107,400)           (129,265)
                                                                                   -----------         -----------
        Total common stockholders' equity                                            1,517,387           1,471,598
                                                                                   -----------         -----------
        Total liabilities, preferred and
          common stockholders' equity                                              $ 3,291,025         $ 3,152,498
                                                                                   ===========         ===========

() See notes to financial statements

A37

                              ASARCO Incorporated
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31,                                                     1994               1993                1992
                                                                                     ----               ----                ----
(dollars in thousands)

OPERATING ACTIVITIES
Net earnings (loss)                                                                  $  64,034         $  15,619          $(83,091)
Adjustments to reconcile net earnings (loss) to net cash provided from operating activities:
  Depreciation and depletion                                                            83,097           80,641             86,642
  Provision (benefit) for deferred income taxes                                         10,084          (19,639)           (60,200)
  Treasury stock used for employee benefits                                              5,964            4,743              4,140
  Undistributed equity earnings                                                        (38,214)         (26,114)            (1,772)
  Net gain on sale of investments and property                                         (59,837)         (18,823)            (2,600)
  Cumulative effect of changes in accounting
    principles                                                                               -          (86,295)            81,764
  Increase (decrease) in reserves for closed plant
    and environmental matters                                                            6,301          (24,856)            68,681
  Cash provided from (used for) operating assets
    and liabilities:
      Accounts receivable                                                              (70,673)          21,765            (5,255)
      Inventories                                                                      (53,171)          37,462           (19,200)
      Accounts payable and accrued liabilities                                          45,584           42,231            13,553
      Other operating liabilities and reserves                                            (513)          12,149             6,960
      Other operating assets                                                            (2,248)            (709)           15,620
      Foreign currency transaction losses                                                2,369              687               447
                                                                                      --------         --------           --------

Net cash provided from (used for) operating
 activities                                                                             (7,223)          38,861            105,689
                                                                                      --------         --------           --------

INVESTING ACTIVITIES
Capital expenditures                                                                   (98,464)        (112,315)          (134,574)
Sale of securities, investments and property                                            91,611          176,024             72,389
Sale of available-for-sale securities                                                  177,574                -                  -
Purchase of available-for-sale securities                                             (175,712)               -                  -
Purchase of investments                                                                   (676)        (139,592)           (73,374)
                                                                                     ---------        ---------          ---------

Net cash used for investing activities                                                 (5,667)          (75,883)          (135,559)
                                                                                     ---------         ---------          ---------

FINANCING ACTIVITIES
Debt incurred                                                                         115,058           387,788             84,781
Debt retired                                                                          (82,752)         (349,371)           (20,195)
Net treasury stock transactions                                                         4,418               321              1,209
Dividends paid                                                                        (16,765)          (20,792)           (33,043)
                                                                                    ---------         ---------          ---------
Net cash provided from financing activities                                            19,959            17,946             32,752
Effect of exchange rate changes on cash                                                (1,248)           (1,672)            (4,844)
                                                                                    ---------         ---------          ---------
Increase (decrease) in cash and cash equivalents                                        5,821           (20,748)            (1,962)
Cash and cash equivalents at beginning of year                                         12,500            33,248             35,210
                                                                                    ---------         ---------          ---------
Cash and cash equivalents at end of year                                            $  18,321         $  12,500          $  33,248
                                                                                    =========         =========          =========


   See notes to financial statements

A38

                              ASARCO Incorporated
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CHANGES IN
                          COMMON STOCKHOLDERS' EQUITY

For the years ended December 31,                                         1994                 1993                 1992
                                                                         ----                 ----                 ----
(dollars in thousands)

COMMON STOCK
Balance at beginning and end of year
  45,039,878 shares                                                   $  679,991           $  679,991           $  679,991
                                                                      ----------           ----------           ----------

UNREALIZED GAIN ON SECURITIES REPORTED
  AT FAIR VALUE
Balance at beginning of year                                             112,729                    -                    -
At adoption of SFAS 115                                                        -              112,729                    -
Net decrease in fair value                                               (21,102)                   -                    -
                                                                      ----------            ---------            ---------
Balance at end of year                                                    91,627              112,729                    -
                                                                      ----------            ---------            ---------

RETAINED EARNINGS
Balance at beginning of year                                             808,143              821,072              950,791
Net earnings (loss)                                                       64,034               15,619              (83,091)
Dividends paid                                                           (16,765)             (20,792)             (33,043)
Treasury stock issued at less than cost                                  (11,484)              (9,243)              (7,035)
Foreign currency adjustment                                                9,241                1,487               (6,550)
                                                                       ---------             --------             --------
Balance at end of year                                                   853,169              808,143              821,072
                                                                       ---------             --------             --------

TREASURY STOCK
Balance at beginning of year                                            (129,265)            (143,570)            (155,954)
Purchased                                                                   (245)                (127)                (166)
Used for corporate purposes                                               22,110               14,432               12,550
                                                                       ---------            ---------            ---------
Balance at end of year                                                  (107,400)            (129,265)            (143,570)
                                                                       ---------            ---------            ---------
  1994 - 2,937,788 shares;
  1993 - 3,321,478 shares;
  1992 - 3,572,705 shares

TOTAL COMMON STOCKHOLDERS' EQUITY                                     $1,517,387           $1,471,598           $1,357,493
                                                                      ==========           ==========           ==========


   See notes to financial statements

A39

ASARCO Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include all significant subsidiaries in which the Company has voting control. Subsidiaries over which the Company has significant influence but does not have voting control are accounted for by the equity method.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Inventories: Company-owned metals processed by smelters and refineries are valued at the lower of last-in, first-out (LIFO) cost or market. All other inventories are valued at the lower of first-in, first-out (FIFO) or average cost or market.

Property: Assets are valued at cost or net realizable value. Annually, or more frequently as circumstances warrant, property carrying values are evaluated. If it is determined that the net property value is significantly less than the net carrying value and the impairment in value is likely to be permanent, an impairment reserve is established with a corresponding charge to earnings.

The Company evaluates the carrying value of assets based on undiscounted future cash flows considering expected metal prices based on historical metal prices and price trends, as well as, structural changes and technological obsolescence.

Betterments, renewals, costs of bringing new mineral properties into production, and the cost of major development programs at existing mines are capitalized as mineral land. Maintenance, repairs, development costs to maintain production at existing mines, and gains or losses on assets retired or sold are reflected in earnings as incurred. Plant assets are depreciated over their estimated useful lives, generally by the units-of-production method. Depreciation and depletion of mine assets are computed generally by the units-of-production method using proven and probable ore reserves.

Revenue Recognition: Substantially all of the Company's copper and lead production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold on commodity exchanges or to merchants or consumers on a spot sale basis. The Company's zinc production is sold in the form of concentrates under contracts of one to three years duration. Silver and gold are sold under monthly contracts or in spot sales. Revenue is generally recognized based on the average of prevailing commodity prices for the scheduled month of delivery or shipment according to the terms of the contracts.

Derivative Contracts: The Company reflected the requirements of Statement of Financial Accounting Standards (SFAS) 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," in 1994. Depending on the market fundamentals of a metal and other conditions, the Company may enter into forward sales or purchase put or call options to reduce or eliminate the risk of metal price declines on its anticipated future production. The cost of options is amortized during the period in which the options are exercisable. The Company also periodically uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on hedge contracts are reported as a component of the underlying transaction.

Exploration: Tangible and intangible costs incurred in the search for mineral properties are charged against earnings when incurred.

A40

Taxes on Income: Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. No U.S. deferred income taxes have been provided for the income tax liability which would be incurred on repatriation of the undistributed earnings of the Company's consolidated foreign subsidiaries and the undistributed earnings of Southern Peru Copper Corporation ("SPCC") prior to the adoption of SFAS 109 because the Company intends indefinitely to reinvest these earnings outside the United States. General business credits are accounted for by the flow-through method.

Subsidiary Stock Issuance: Gains or losses arising from the sale of previously unissued shares to an unrelated party by a subsidiary are recognized in net earnings to the extent that the net book value of the shares owned by the parent after the sale exceeds or is lower than the net book value per share immediately prior to the sale of the shares by the subsidiary.


(2) Other Income

Other income consists of the following:

For the years ended December 31,                                  1994              1993             1992
                                                                  ----              ----             ----
(in millions)

Dividend income
  -MIM                                                           $  9.3            $  8.3           $  8.8
  -SPCC                                                               -               9.4              7.8
  -Other                                                             .1                .1               .3
                                                                 ------            ------           ------
Total Dividend income                                            $  9.4            $ 17.8           $ 16.9
Interest income                                                     2.5               2.0              3.7
Miscellaneous                                                        .4                .2              3.3
                                                                 ------            ------           ------
  Total                                                          $ 12.3            $ 20.0           $ 23.9
                                                                 ======            ======           ======

Prior to the resumption of equity accounting in the fourth quarter 1993, dividends received from SPCC were recorded as dividend income.


(3) Taxes on Income

Earnings (loss) before taxes on income is as follows:

For the years ended December 31,                                      1994            1993              1992
                                                                      ----            ----              ----
(in millions)
Domestic operations                                                 $ (39.7)        $ (129.9)         $ (153.6)
Foreign operations                                                    118.0            109.4               5.3
                                                                    -------        ---------         ---------
Total                                                               $  78.3         $  (20.5)         $ (148.3)
                                                                    =======        =========         =========

Tax Expense:

The components of the provision for taxes on income are as follows:

For the years ended December 31,                                          1994           1993          1992
                                                                          ----           ----          ----
(in millions)

U.S. Federal:
  Current tax (benefit)                                                  $ (0.3)        $(20.7)       $ (8.5)
  Deferred tax (benefit)                                                   10.1          (19.6)        (60.0)
                                                                         ------         ------        ------
U.S. Federal income tax provision (benefit)                                 9.8          (40.3)        (68.5)
                                                                         ------         ------        ------
Foreign and State:
  Current tax provision                                                     4.4            4.2           3.5
  Deferred tax (benefit)                                                      -              -          (0.2)
                                                                         ------        -------       -------
Foreign and state income tax provision                                      4.4            4.2           3.3
                                                                         ------        -------       -------
Total income tax provision (benefit)                                     $ 14.2         $(36.1)       $(65.2)
                                                                         =======        =======       =======

A41

Total taxes paid (refunded) were: 1994-$(11.2) million; 1993-$(3.1) million and 1992-$2.6 million.

Reconciliation of Statutory Income Tax Rate:

For the years ended December 31,                                                 1994           1993             1992
                                                                                 ----           ----             ----
U.S. statutory income tax rate (benefit)                                          35.0%          (35.0%)         (34.0%)
Adjustment for entities for which no U.S. tax
  is required                                                                     (0.4)           23.2            (0.2)
Percentage depletion                                                             (13.1)          (12.1)           (6.8)
Undistributed equity earnings of SPCC
  permanently reinvested                                                             -          (183.4)              -
Dividends received deduction                                                     (17.8)          (21.0)              -
Foreign taxes, net of federal benefit                                              4.4            15.4             0.5
Effect of increase in statutory tax rate on
  deferred tax liability                                                             -            15.6               -
Effect of net operating loss on foreign tax
  credits previously recognized                                                      -            13.6               -
Excess of tax over book gain on sale of shares                                     8.0             6.1               -
Reversal of taxes previously accrued                                              (1.2)              -            (4.7)
Other                                                                              3.3             1.3             1.2
                                                                                 -----        --------         -------
Effective income tax rate (benefit)                                              18.2%         (176.3%)         (44.0%)
                                                                                 =====        ========         =======

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

Deferred Tax Assets (Liabilities)

  At December 31,                                                                       1994               1993
                                                                                        ----               ----
  (in millions)
  Current:
  Reserve for closed plant and environmental matters                                   $  20.5            $  11.4
  Inventories                                                                              8.9                7.6
  Miscellaneous accrued expenses                                                          (4.0)              (2.8)
  Other                                                                                    7.8                7.0
                                                                                         -----              -----
  Net deferred tax asset                                                                  33.2               23.2
                                                                                         -----              -----

  Noncurrent:
  Tax effect of regular net operating losses                                             156.2              127.6
  Reserve for closed plant and environmental matters                                      21.2               24.4
  Postretirement benefit obligation                                                       33.3               32.5
  Alternative minimum tax credits                                                          6.8                7.4
  Previously taxed income                                                                  5.3                8.2
  Capitalized leases                                                                      32.2               35.2
  Pension obligation                                                                     (11.6)             (10.8)
  Property, plant and equipment                                                         (211.1)            (151.1)
  Investments - Grupo Mexico/MEDIMSA                                                     (93.8)             (92.8)
  Investments - MIM                                                                     (109.1)            (121.0)
  Other                                                                                   14.2               (7.5)
                                                                                      --------           --------
  Net deferred tax liability                                                            (156.4)            (147.9)
                                                                                      --------           --------
  Total net deferred tax liability                                                     $(123.2)           $(124.7)
                                                                                      ========           ========

At December 31, 1994, the Company had $446.4 million of net operating loss carryforwards which expire, if unused, in years 2006 through 2009 and $6.8 million of alternative minimum tax credits which are not subject to expiration. The Company believes that these carryforwards will be available to reduce future federal income tax liabilities and has recorded the tax benefit of these carryforwards as noncurrent deferred tax assets. The Company's net operating loss carryforwards for state purposes are not significant and, therefore, have not been recorded as deferred tax assets.

A42

U.S. deferred tax liabilities have not been provided on approximately $251.9 million in 1994 ($267.0 million in 1993 and $167.0 million in 1992) of undistributed earnings of foreign subsidiaries and nonconsolidated associated companies more than 50% owned, because assets representing those earnings are permanently invested. It is not practicable to determine the amount of income taxes that would be payable upon remittance of assets that represent those earnings. The amount of foreign withholding taxes that would be payable upon remittance of assets that represent those earnings would be approximately $.3 million in 1994 ($2.8 million in 1993 and $3.4 million in 1992).


(4) Inventories

At December 31,                                                                    1994               1993
                                                                                   ----               ----
(in millions)
Inventories of smelters and refineries at LIFO
   cost or market                                                                $  12.5           $  12.7
Provisional cost of metals received for which
   prices have not yet been fixed                                                   78.5              44.2
Mine inventories at FIFO cost or market                                            119.8              98.6
Materials and supplies (average cost or less)                                       65.9              62.4
Other                                                                               22.4              27.1
                                                                                --------           -------
Total                                                                           $  299.1           $ 245.0
                                                                                ========           =======

Replacement cost exceeds inventories valued at LIFO cost by approximately $143.2 million in 1994 (1993-$114.1 million). Liquidation of LIFO inventories resulted in pre-tax earnings of $2.8 million in 1994 and $9.2 million in 1993.


(5) Goodwill

The excess of the purchase price over the fair value of net assets acquired of $59.1 million at December 31, 1994 is recorded as goodwill in "Intangible and other assets". Goodwill is generally amortized over either the mine life up to a maximum of 40 years on a units-of-production basis or over 40 years on a straight-line basis. Accumulated amortization was $10.8 million and $9.3 million at December 31, 1994 and 1993, respectively.


(6) Investments

The Company has substantial interests in associated companies in Mexico, Peru and Australia, which are engaged principally in mining, smelting and refining nonferrous metals. These companies are Grupo Mexico, S.A., de C.V. (Grupo Mexico), Southern Peru Copper Corporation (SPCC) and M.I.M. Holdings Limited
(MIM). The Company sold its remaining investment in Asarco Australia Limited in 1994.

Grupo Mexico: In 1991, the Company announced that it was considering the sale or other form of disposition of some or all of its investment in Mexico Desarrollo Industrial Minero S.A. de C.V. (MEDIMSA). In light of this action, the fact that Asarco had little influence over the operating and financial activities of MEDIMSA, and other factors, the Company changed from the equity method of accounting for its interest in MEDIMSA to the cost method.

A43

In August 1994, the Company exchanged its 28.3% interest in MEDIMSA for a 23.6% interest in the publicly traded Grupo Mexico, the assets of which are substantially the same as MEDIMSA. As part of the restructuring, the Company granted a 7-year option to purchase part of its Grupo Mexico shares aggregating 8.2% of Grupo Mexico at a price of U.S. $1.40 per share and agreed not to sell the majority of its remaining shares for up to two years or until an international offering of additional shares is completed by Grupo Mexico. The Company has the right to participate in an international offering by Grupo Mexico for up to 7.8% of the 690.0 million total shares outstanding at December 31, 1994.

MIM: In the fourth quarter of 1993, the Company adopted SFAS 115. Accordingly, certain of the Company's investments have been classified as available-for-sale securities and are reported at their fair value. MIM has been classified as available-for-sale securities for this purpose and is reported at a fair value of $405.2 million at December 31, 1994. The unrealized gain of $138.5 million, before deferred taxes of $48.5 million, is reported as a separate component of stockholders' equity.

SPCC: In 1988, the Company changed from the equity method of accounting for SPCC to the cost method. This change followed the deterioration in the economy of Peru, inflation and level of foreign exchange reserves, the economic uncertainty for the near term outlook and the foreign exchange restrictions on the remittance of profits then in place. In addition, the Company discontinued consolidating its interest in Corporacion Minera Nor Peru, S.A. (Nor Peru) for similar reasons. In 1993, conditions stabilized and improved to the point where the Company was able to reassert influence and act without the governmental oversight that previously existed. Economic and political conditions improved significantly as indicated by the ratification of a new constitution by voters in Peru in October 1993 and the successful completion in December 1993 of SPCC's financing of its then $300 million capital program. Therefore, in the fourth quarter of 1993, the Company resumed equity accounting and recorded $26.4 million of previously unrecognized equity earnings for SPCC and resumed consolidation of Nor Peru by recording $8.2 million of previously unrecognized losses. Effective January 1, 1993, SPCC adopted SFAS 109, "Accounting for Income Taxes" which increased retained earnings as of January 1, 1993 and reduced deferred tax liabilities by $165 million. Asarco's share was $86.3 million, which is reported as the cumulative effect of a change in accounting principle.

Dividends received from SPCC (prior to the resumption of equity accounting) of $9.4 million in 1993 and $7.8 million in 1992 were recorded as dividend income.

Asarco Australia Limited (Asarco Australia): In August 1993, the Company sold a 9.9% interest in Asarco Australia, a gold mining subsidiary for $13.8 million. The sale resulted in a gain of approximately $10.3 million and reduced the Company's interest in Asarco Australia to 49.8%. As a result of this sale, the Company began to account for its investment in Asarco Australia using the equity method. In September 1993, Asarco Australia offered 13.3 million shares of previously unissued common stock to the public, resulting in net cash proceeds of A$16.4 million. As a result of this share issuance, the Company's ownership interest was reduced to 45.3% and a $3.3 million pre-tax gain was recognized as the shares were sold at a price exceeding the book value per share of the Company's investment. In January 1994, the Company sold its remaining 45.3% interest (66.5 million shares) in Asarco Australia for $79.5 million, which resulted in a pre-tax gain of $58.5 million.

Available-for-sale securities reported as a component of stockholders' equity:
(in millions)

At December 31,                                              1994                                  1993
                                                             ----                                  ----
                                                    Equity           Debt               Equity            Debt
                                                    ------           ----               ------            ----
Amortized Cost/Cost basis                           $ 273.7          $  40.8             $ 266.7           $  42.4
Unrealized holding gains                              143.0                -               172.3               1.1
Unrealized holding losses                                 -             (2.0)                  -                 -
                                                    -------          -------             -------           -------
Fair Value                                          $ 416.7          $  38.8             $ 439.0           $  43.5
                                                    =======          =======             =======           =======

A44

The net realized losses on available-for-sale securities in 1994 was $.8 million. The net decrease in unrealized holding gains and losses excluding realized gains and losses in stockholders' equity was $31.6 million in 1994. The debt securities have maturity dates ranging from 1995 to 2017 at December 31, 1994, and from 1995 to 2004 at December 31, 1993.

The average cost method has been used to determine the realized gain or loss on securities sold.

Investment in Associated Companies
(in millions - U.S. dollars)

    At December 31, 1994                                          SPCC(a)                    MIM                  Grupo Mexico
    --------------------                                          -------                    ---                  ------------

    Method of Accounting                                          Equity                    Cost                     Cost
    Asarco's Ownership                                               52.3%                      15.4%                   23.6%
    Shares held                                                      34.4                      243.0                   162.6
    Asarco's Carrying Value                                        $332.1                     $405.2(b)               $302.1(c)

    Dividends to Asarco
    1994                                                           $ 11.2                     $  9.3                       -
    1993                                                              9.4                        8.3                       -
    1992                                                              7.8                        8.8                       -

(a) Quoted market price of Asarco's investment in SPCC is not available since the shares are not publicly traded. It is not cost effective to estimate fair value; however, in management's opinion, the fair value is equal to or exceeds the carrying amount.
(b) Investment classified as available-for-sale security under SFAS 115, and is reported at fair value, including unrealized gain of $138.5 million before deferred taxes of $48.5 million. The unrealized gain is based on the December 30, 1994 closing market price of MIM's shares on the Sydney (Australia) Stock Exchange and is not necessarily indicative of the amount that may be realized in the event of a sale.
(c) Under the terms of the agreement with Grupo Mexico, of the 162.6 million shares which the Company owns, 160.5 million shares are restricted as to their sale and therefore are carried at cost. 56.3 million of the restricted shares are subject to a 7-year option at a purchase price of $1.40 per share. The remaining 2.1 million unrestricted shares are classified as available-for-sale and are reported at fair value, including an unrealized gain of $3.8 million before deferred taxes of $1.3 million. The unrealized gain is based on the December 30, 1994 closing market price of Grupo Mexico on the Mexican Stock Exchange and is not necessarily indicative of an amount that may be realized in the event of a sale.

    Financial Position of SPCC
    (in millions - U.S. dollars)

    At December 31,                                                               1994           1993 (a)
    ---------------                                                           --------         ----------
    Current assets                                                                  $ 365.0           $ 242.7
    Property-net                                                                      522.9             390.7
    Other assets                                                                       80.6              94.6
                                                                                    -------           -------
       Total assets                                                                 $ 968.5           $ 728.0
                                                                                    -------           -------

    Current liabilities                                                             $ 118.7           $  57.9
    Long-term debt                                                                    114.1              17.3
    Other liabilities                                                                  14.9              20.8
    Deferred Peruvian income taxes                                                      6.2               5.6
    Minority interests                                                                 79.8              61.4
                                                                                     ------           -------
       Total liabilities                                                              333.7             163.0
    Stockholders' equity                                                              634.8             565.0
                                                                                    -------           -------
       Total liabilities and stockholders' equity                                   $ 968.5           $ 728.0
                                                                                    -------           -------

A45

    For the Years Ended                                                                 December 31,
    -------------------                                                                 ------------
    Net Sales 100%                                                                       U.S. GAAP
    1994                                                                                  $  701.7
    1993                                                                                     547.5(a)
    1992                                                                                     622.0(a)

    Net Earnings 100%
    1994                                                                                  $   91.2
    1993                                                                                     194.2(b)
    1992                                                                                      45.6

    Equity Earnings Reported by Asarco
    1994                                                                                  $   48.3
    1993                                                                                     112.7(c)
    1992                                                                                         -

(a) Certain items were reclassified in SPCC's prior year financial statements to conform to current year classifications.
(b)  Includes $165 million relating to the adoption of SFAS 109.
(c) Includes $26.4 million of previously unrecognized equity earnings and $86.3 million (Asarco's share) relating to the adoption of SFAS 109.

(7) Property

At December 31,                                                      1994                  1993
                                                                     ----                  ----
 (in millions)
Buildings and equipment                                           $  1,990.0             $ 2,006.7
Capital leases-equipment                                               122.8                 122.7
Mineral land                                                           320.2                 293.9
Land, other than mineral                                                70.0                  68.2
Other                                                                    6.1                   6.1
                                                                  ----------             ---------
  Total property                                                  $  2,509.1             $ 2,497.6
                                                                  ==========             =========

Accumulated depreciation applicable to capitalized leases amounted to $51.7 million in 1994, $39.9 million in 1993 and $27.0 million in 1992.

In 1993, the Company recorded a pre-tax charge of $13.2 million to provide for the closure and sale of a secondary metals processing plant, a zinc oxide plant, and its pipe business. In 1992, the Company recorded a pre-tax charge of $31.9 million to reduce the carrying value of certain facilities, primarily at the El Paso, Texas smelter, which were unlikely to be used following the completion of the modernization and expansion program at the copper smelter in 1993.

(8) Contingencies and Litigation

The Company and two subsidiaries, at December 31, 1994, are defendants in 726 lawsuits brought by 6,399 primary and 4,761 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos as well as four lawsuits for removal or containment of asbestos-containing products in structures. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.The Company is a defendant in lawsuits in Arizona brought by indian tribes and some other Arizona water users contesting the right of the Company and numerous other individuals and entities to use water and, in some cases, seeking damages for water usage and contamination of ground water. The lawsuits could potentially affect the Company's use of water at its Ray Complex, Mission Complex and other Arizona operations.

A46

The Company is defendant in a lawsuit brought on behalf of classes of persons who live or have lived within a two mile radius from the site of the Company's former smelter located in Tacoma, Washington, seeking damages and medical monitoring due to substances allegedly emitted from the smelter. Also, see subsequent event footnote 14. Additionally, the Company and certain subsidiaries are defendants in seven class and non-class lawsuits in Texas seeking substantial compensatory and punitive damages for personal injury and contamination of property allegedly caused by present and former operations of the Company and its subsidiaries.

The Company and certain of its subsidiaries have received notices from the United States Environmental Protection Agency ("EPA") that they and in most cases numerous other parties are potentially responsible to remediate alleged hazardous substance releases at certain sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"). In addition, the Company and certain of its subsidiaries are defendants in lawsuits brought under CERCLA or state laws which seek substantial damages and remediation. Remedial action is being undertaken by the Company at some of these sites. In connection with the sites referred to above, as well as at other closed plants and sites where the Company is working with the EPA and state agencies to resolve environmental issues, the Company has made reasonable estimates, where possible, of the extent and cost of necessary remedial action and damages. As a result of feasibility studies, public hearings, engineering studies and discussions with the EPA and similar state agencies, for sites where it is probable that liability has been incurred and the amount of cost could be reasonably estimated, the Company recorded charges to earnings in 1992 of $72.4 million, and in 1994 of $51.2 million. Reserves for these matters total $122.4 million at December 31, 1994. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures charged to these reserves were $44.7 million in 1994, $44.3 million in 1993 and $35.6 million in 1992.

Future environmental related expenditures cannot be reliably determined in many circumstances due to the early stages of investigation, the uncertainties relating to specific remediation methods and costs, the possible participation of other potentially responsible parties, insurance coverage issues, and changing environmental laws and interpretations. It is the opinion of management that the outcome of the legal proceedings and environmental contingencies mentioned, and other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of Asarco and its consolidated subsidiaries. However, it is possible that future environmental contingencies could have a material effect on quarterly or annual operating results, when they are resolved in future periods. This opinion is based on considerations including experience related to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when the availability of insurance has not been determined.

A47

(9) Debt and Available Credit Facilities

Long-Term Debt

At December 31,                                                                      1994             1993
                                                                                     ----             ----
(in millions)
Revolving credits                                                                    $ 410.0          $ 315.0
Pollution control bonds, 1995/2006 - rates from
   7 1/8% to 8.9%                                                                      170.4            171.1
Capital lease obligations, 1995/2006-rates from
   7.3% to 12.0%                                                                        93.9            102.2
9 3/4% Sinking Fund Debentures, 1996/2000                                                  -             40.0
7% Notes due 2001                                                                       50.0             50.0
7 3/8% Notes due 2003                                                                   99.4             99.4
7 7/8% Debentures due 2013                                                              99.7             99.7
Other                                                                                    4.5              6.3
                                                                                     -------          -------
Total long-term debt                                                                   927.9            883.7
   Less current portion                                                                 13.3             14.8
      Long-term debt                                                                 $ 914.6          $ 868.9
                                                                                     =======          =======

The fair value of the debt instruments excluding capitalized lease obligations was $825.4 million at December 31, 1994 and $798.6 million at December 31, 1993 and was determined using quoted market prices of publicly traded securities, or securities of similar maturities and credit ratings.

Interest paid (excluding amounts capitalized of $0.9 million in 1994, $4.0 million in 1993 and $7.4 million in 1992) was $61.9 million in 1994, $51.1 million in 1993 and $52.6 million in 1992.

Maturities of debt instruments and future minimum payments under capital leases are as follows:


(in millions)                                       Debt Instruments                 Capital Leases
                                                    ----------------                 --------------
1995                                                        $   4.3                     $  16.4
1996                                                            1.2                        16.8
1997                                                            0.7                        18.6
1998                                                          242.9                        18.3
1999                                                          190.7                        16.5
Thereafter                                                    394.2                        39.2
   Less interest                                                  -                       (31.9)
                                                            -------                     -------
                                                            $ 834.0                     $  93.9
                                                            =======                     =======

Debt securities in the amount of $250 million were issued in 1993 including $100 million of 7 3/8% Notes due in 2003, $100 million of 7 7/8% Debentures due in 2013 and $50 million of 7% Notes due in 2001. In addition, the Company has two revolving credit agreements that permit borrowings of up to $670.0 million, of which $260.0 million was available at December 31, 1994. One facility for $350 million expires in April 1999 and the other facility for $320 million expires in March 1998. Borrowings under these agreements bear interest based on LIBOR, the CD or the prime rate, and averaged 6.5% at December 31, 1994. Rates may vary based upon the Company's debt rating. A facility fee of .2% per annum is payable on the full amount of the $350 million facility. A commitment fee of 1/4% per annum is payable on the unused portion of the $320 million facility.

The highest level of revolving credit borrowings during 1994 was $410.0 million ($535.0 million in 1993 and 1992). Borrowings under these agreements averaged $338.2 million for 1994 ($397.7 million in 1993 and $465.4 million in 1992), with a weighted average interest rate of 5.0% in 1994 (3.7% in 1993 and 4.2% in 1992).

A48

Under the most restrictive terms of the agreements, the Company must maintain a tangible net worth, as defined, of at least $1 billion and the percentage of current assets to current liabilities cannot be less than 125%. Tangible net worth was $1.5 billion at December 31, 1994 and the percentage of current assets to current liabilities was 165%.

The highest level of short-term borrowings during 1994 was $34.6 million ($33.4 million in 1993 and $38.7 million in 1992). Short-term borrowings averaged $20.8 million for 1994 ($24.0 million in 1993 and $26.6 million in 1992), with a weighted average interest rate of 8.0% in 1994 (9.4% in 1993 and 12.1% in 1992). The weighted average interest rate on short term borrowings was 10.1% at December 31, 1994 and 7.4% at December 31, 1993.

In January 1994, the Company prepaid its 9 3/4% Sinking Fund Debentures at par value plus a premium of .9%, using a portion of the proceeds of the 7% Notes issued in December 1993.


(10) Stockholders' Equity

The Company purchased 9,250 of its common shares in 1994 (5,393 shares in 1993 and 5,649 shares in 1992). In 1994, 392,940 common shares (256,620 shares in 1993 and 223,568 shares in 1992) were used for employee benefit plans. The effect on the calculations of net earnings per common share of the Company's common stock equivalents (shares under option) was insignificant.

Retained earnings at December 31, 1994, included undistributed earnings of $298.6 million for nonconsolidated subsidiaries and $262.7 million for all other investments. Retained earnings has been increased by cumulative foreign currency adjustments of $10.8 million at December 31, 1994 ($1.6 million in 1993; $0.1 million in 1992). In 1994, a charge of $2.2 million (1993 - $0.6 million) was recognized in determining the gain from cumulative unrealized foreign currency adjustments on the sale of the Company's interest in Asarco Australia Limited. Stockholders' equity at December 31, 1994 has been increased by $91.6 million for the unrealized gains on securities classified as available-for-sale (net of deferred taxes of $49.3 million) as compared to $112.7 million in 1993 (net of deferred taxes of $60.7 million).

Stock Options: The Company has two stockholder-approved plans, a Stock Incentive Plan and a Stock Option Plan. The Stock Incentive Plan replaced the Stock Option Plan. No additional options will be granted under the Stock Option Plan and unexpired options continue to be governed by, and exercised under, the Stock Option Plan. The Stock Incentive Plan provides for the granting of nonqualified or incentive stock options, as defined, under the Internal Revenue Code of 1986, as amended, as well as for the award of restricted stock and bonuses payable in stock. The price at which options may be granted under the Stock Incentive Plan shall not be less than 100% of the fair market value of the Common Stock on the date of grant in the case of incentive stock options, or 50% in the case of other options. In general, options expire after 10 years and are not exercisable for six months from the date of grant.

Options granted may provide for "Stock Appreciation Rights" (SARs). An SAR permits an optionee, in lieu of exercising the option, to receive from the Company payment in an amount equal to the difference between the market value of the stock on the date of exercise of the SAR and the purchase price of the stock under the terms of the option. Effective November 30, 1994, the Organization and Compensation Committee of the Board of Directors made a decision not to grant SARs in the future and most of the Company's officers voluntarily surrendered, without compensation, their previously awarded SARs. The associated liability of approximately $1.1 million was credited to stockholders' equity. At December 31, 1994, 4 individuals held SARs with respect to 62,730 shares, ranging in price from $22.31 to $28.94 per share.

A49

The authorized number of shares under the Stock Incentive Plan is 2,000,000 of which 300,000 shares may be awarded as restricted stock. At December 31, 1994, 1,019,850 shares (1,228,000 shares - December 31, 1993) are available for future grants under the Stock Incentive Plan. Stock option activity over the past three years under the Stock Incentive Plan and Stock Option Plan is summarized as follows:

                                                                                          Option Price
                                                          Number of shares             (range per share)
                                                          ----------------             -----------------
       Outstanding at
         January 1, 1992                                         861,677                   $20.57 to $38.13
       Granted                                                   163,000                   $22.31 to $22.31
       Exercised                                                 (26,534)                  $20.57 to $27.88
       Canceled or expired                                       (64,557)                  $20.57 to $38.13
                                                                --------

       Outstanding at
         January 1, 1993                                         933,586                   $20.57 to $38.13
       Granted                                                   186,500                   $18.00 to $26.13
       Exercised                                                    (900)                  $22.31 to $22.31
       Canceled or expired                                       (98,200)                  $20.57 to $38.13
                                                                --------

       Outstanding at
         January 1, 1994                                       1,020,986                   $18.00 to $33.19
       Granted                                                   234,600                   $23.75 to $23.75
       Exercised                                                (304,070)                  $18.00 to $28.94
       Canceled or expired                                       (71,400)                  $22.31 to $33.19
                                                               ---------

       Outstanding at
         December 31, 1994                                       880,116                   $20.57 to $29.38
                                                                 =======


In 1989, the Company adopted a Shareholder Rights plan and declared a dividend of one Right for each of its Common Shares. In certain circumstances, if a person or group becomes the beneficial owner of 15% or more of the outstanding common shares, with certain exceptions, these rights vest and entitle the holder to certain share purchase rights. In connection with the Rights dividend, 800,000 shares of Junior Participating Preferred Stock were authorized for issuance upon exercise of the Rights.

(11) Benefit Plans

The Company maintains several noncontributory, defined benefit pension plans covering substantially all employees. Benefits for salaried plans are based on salary and years of service. Hourly plans are based on negotiated benefits and years of service.

The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as may be deductible for income tax purposes. Plan assets are invested principally in commingled stock funds and securities issued by the United States.

Net pension costs consist of the following:

For the years ended December 31,                                              1994             1993            1992
                                                                              ----             ----            ----
(in millions)
Service cost                                                                  $  8.5            $ 7.2          $ 7.0
Interest cost on projected benefit obligations                                   8.8              7.9            7.1
Actual return on plan assets                                                     0.5             (8.1)          (5.5)
Other items                                                                     (7.6)             1.6            1.1
                                                                              ------            -----          -----
Net pension costs                                                             $ 10.2            $ 8.6          $ 9.7
                                                                              ======            =====          =====

A50

The actuarial present value of benefit obligations and funded status for the Company's plans were as follows:

At December 31,                                                                                  1994            1993
                                                                                                 ----            ----
(in millions)
Assets and obligations:
   Vested benefit obligation                                                                   $  85.9          $ 89.3
   Nonvested benefits                                                                              4.9             6.1
                                                                                               -------          ------
   Accumulated benefit obligation                                                                 90.8            95.4
                                                                                               -------          ------
Projected benefit obligation                                                                     109.8           127.8
Less, Plan assets at fair value                                                                  101.4            93.3
                                                                                               -------          ------
   Funded status of plan                                                                          (8.4)          (34.5)
Items not yet recognized in earnings:
   Prior service cost                                                                              9.0             9.6
   Initial net plan obligation                                                                     1.5             1.9
   Effect of changes in assumptions and actuarial losses                                           5.7            27.2
   Minimum liability                                                                                 -            (6.3)
                                                                                               -------         -------
Pension asset (liability) reflected in consolidated
   balance sheet                                                                               $   7.8          $ (2.1)
                                                                                               =======         =======

The actuarial assumptions used in developing the projected benefit obligation at December 31 were a discount rate on benefit obligations of 8.75% in 1994, 7% in 1993 and 8% in 1992; an expected long-term rate of return on plan assets of 10%; and annual salary increases of 4% in 1994 and 1993 and 5% in 1992.

Noncontributory postretirement health care coverage under the Asarco Health Plan is provided to substantially all retirees not eligible for Medicare. A cost sharing Medicare supplement plan is available for retired salaried employees and life insurance coverage is provided to substantially all retirees. In 1992, the Company adopted SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", as a result the projected benefit obligation of $54.0 million (net of a tax benefit of $27.8 million) related to prior service cost was recognized as the cumulative effect of a change in accounting principle as of January 1, 1992.

The following sets forth the plan's status reconciled with amounts reported in the Company's Consolidated Balance Sheet:

At December 31,                                                                                1994             1993
                                                                                               ----             ----
(in millions)
Accumulated postretirement benefit obligation (APBO):
    Retirees                                                                                   $ 57.7          $ 59.9
    Fully eligible active plan participants                                                      15.0            17.4
    Other plan participants                                                                      29.3            36.2
                                                                                               ------          ------
Total APBO                                                                                      102.0           113.5
Item not yet recognized in earnings:
  Effect of changes in assumptions and actuarial losses                                          (6.8)          (20.6)
                                                                                               ------          ------
       Postretirement benefit obligation                                                       $ 95.2          $ 92.9
                                                                                               ======          ======

Net periodic postretirement benefit cost included the following:

For the years ended December 31,                                                   1994            1993            1992
                                                                                   ----            ----            ----
(in millions)
Service cost                                                                       $  3.1         $   2.2           $ 2.5
Interest cost                                                                         7.8             7.9             6.9
Amortization of loss                                                                  1.5               -               -
                                                                                   ------         -------           -----
        Net periodic postretirement benefit cost                                   $ 12.4         $  10.1           $ 9.4
                                                                                   ======         =======           =====

A51

The annual assumed rate increase in the per capita cost of covered benefits (i.e., health cost trend rate) is 9% for 1994 (10% for 1993, 11% for 1992) and is assumed to decrease gradually to 5% for 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1994 by $9.0 million, and the aggregate of the service and interest costs of net periodic postretirement benefit cost for 1994 by $0.9 million. The discount rate used in determining the accumulated postretirement benefit obligation was 8.75% at December 31, 1994 (7%-1993). The plans are unfunded.


(12) Business Segments

The Company operates principally in the nonferrous metals industry, involving mining, smelting, refining and selling of copper, silver, lead, and gold and the mining of ore containing zinc and molybdenum which is sold as concentrate. The Company also produces specialty chemicals for the metals plating and electronics industries and aggregates comprising limestone, sand and gravel. The caption "Other" includes the Company's polyvinyl chloride pipe and cement pipe businesses and its environmental services operations. The cement pipe business was shutdown in 1993 and the polyvinyl chloride pipe business was sold in 1994.

General corporate administrative expenses are allocated among the segments generally in proportion to their operating expenses. Exploration expenses are attributable to the metals segment, while research expenses are attributable to metals and specialty chemicals. Identifiable assets are those directly used in the operations of each segment. Corporate assets are principally cash and investments. Export sales from the United States to unaffiliated customers were $280.2 million in 1994, $278.3 million in 1993, and $297.7 million in 1992.
There can be no assurance that operations and assets of the Company and nonconsolidated associated companies that are subject to the jurisdiction of foreign governments may not be affected adversely by future actions by such governments.


Metal Sales, excluding intersegment sales

For the years ended December 31,                          1994            1993            1992
                                                          ----            ----            ----
(in millions)
Refined copper                                                 $ 1,164         $   917         $ 1,045
Refined silver                                                     175             138             138
Refined lead                                                       113              87             106
Refined gold                                                        54              58              69
Services                                                            12               7              10
Other                                                              157             131             145
                                                               -------         -------         -------
                                                               $ 1,675         $ 1,338         $ 1,513
                                                               =======         =======         =======

A52

Business Segments and Lines of Business

For the years ended December 31,                                       1994              1993            1992
                                                                       ----              ----            ----
(in millions)
Sales
  Metals                                                                $ 1,675           $ 1,338        $ 1,513
  Specialty Chemicals                                                       278               251            256
  Aggregates                                                                 43                37             36
  Other                                                                      36               110            103
                                                                        -------           -------        -------
Total                                                                   $ 2,032           $ 1,736        $ 1,908
                                                                        =======           =======        =======
Domestic                                                                  1,867             1,586          1,722
Foreign                                                                     165               150            186

Operating Income (Loss) (a), (b), (c)
  Metals                                                                $    (9)          $   (97)       $   (28)
  Specialty Chemicals                                                        13                 3             (1)
  Aggregates                                                                  7                 7              7
  Other                                                                       6               (24)           (20)
                                                                        -------          --------       --------
Total                                                                   $    17           $  (111)       $   (42)
                                                                        =======          ========       ========
Domestic                                                                     17              (101)           (37)
Foreign                                                                       -               (10)            (5)

Equity in results of nonconsolidated associated companies:
  Specialty Chemicals                                                   $     2             $   3          $   4
  Corporate                                                                  46                24             (1)
Interest, taxes and other                                                    (1)               13             10
                                                                        -------            ------         ------
Net Earnings (loss) before cumulative effect of changes in
accounting principles                                                   $    64             $ (71)         $ (29)
                                                                        =======            ======         ======

Identifiable Assets
  Metals                                                                $ 1,820           $ 1,679         $ 1,749
  Specialty Chemicals (d)                                                   247               231             236
  Aggregates                                                                 32                30              29
  Other                                                                      43               112             123
  Corporate                                                               1,149             1,100             809
                                                                        -------           -------         -------
Total                                                                   $ 3,291           $ 3,152         $ 2,946
                                                                        =======           =======         =======
Domestic                                                                  3,097             2,981           2,728
Foreign                                                                     194               171             218
Depreciation and Depletion
  Metals                                                                $    77           $    71         $    77
  Specialty Chemicals                                                         3                 5               5
  Aggregates                                                                  2                 2               2
  Other                                                                       1                 3               3
                                                                        -------           -------         -------
Total                                                                   $    83           $    81         $    87
                                                                        =======           =======         =======
Capital Expenditures
  Metals                                                                $    87           $   103         $   126
  Specialty Chemicals                                                         3                 2               3
  Aggregates                                                                  2                 3               2
  Other                                                                       5                 2               3
  Corporate                                                                   1                 2               1
                                                                        -------           -------         -------
Total                                                                   $    98           $   112         $   135
                                                                        =======           =======         =======

(a) Includes provision for environmental matters ($62.7 Metals, $9.7 Other, $72.4 Total) and provision to reduce the carrying value of certain facilities ($31.9 Metals) in 1992, and provision for environmental matters of ($53.4 Metals, $.2 Specialty Chemicals, $(2.4) Other, $51.2 Total) in 1994.
(b) Includes in 1993 $8.2 in previously unconsolidated losses for Nor Peru (Metals), and $25.6 related to the valuation of certain inventories and additions to closed plants and reserves, principally for assets planned for disposition ($8.3 Metals, $17.3 Other).
(c) Includes LIFO profits in the "Metals" segment of $2.1 in 1992, $9.2 in 1993, and $2.8 in 1994.
(d) Includes vertically integrated equity method investments of $55.5 in 1994, $48.8 in 1993, and $42.9 in 1992.

A53

(13)  Financial Instruments

Derivative Contracts: Depending on the market fundamentals of a metal and other conditions, the Company may enter into forward sales or purchase put or call options to reduce or eliminate the risk of metal price declines on its anticipated future production.

Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the strike price of such put options. At December 31, 1994, the Company had copper put options with an average strike price of 91.9 cents per pound, covering 137,600 tons or approximately 47% of its expected copper production for 1995 at a cost of $4.4 million and put options with an average strike price of 95.0 cents per pound, covering 6,900 tons or approximately 2% of its expected copper production for 1996 at a cost of $0.2 million. The cost of the put options are amortized during the period in which the options are exercisable.

Forward sales establish a selling price for future production at the time they are entered into, thereby eliminating the risk of declining prices but also eliminating potential gains on price increases if not bought back. Synthetic put options are established by entering into a forward sale and purchasing a call option for the same quantity of the relevant metal and for the time period relating to such forward sale. The forward sale establishes a minimum price that will be realized, while the call option permits the Company to participate in price increases. At December 31, 1994, the Company had no forward sales or synthetic put options outstanding.

The pre-tax earnings effect of the Company's derivative and anticipatory hedging activities, net of transaction costs, are as follows:

                                                     Hedging Gains (Losses)
                                                          (in millions)
   For the years ending December 31,                          1994                1993               1992
                                                              ----                ----               ----
   Metal
   -----
   Copper                                                      $  3.2              $  3.0             $    -
   Zinc                                                           1.8                15.5                1.1
   Silver                                                         0.7                 0.7                1.1
                                                               ------              ------             ------
     Net Gain                                                   $ 5.7              $ 19.2              $ 2.2
                                                               ======              ======             ======

At December 31, 1994 there were nodeferred hedging profits or losses. At December 31, 1993 deferred profits on copper and silver hedging were $3.0 million and $.2 million, respectively, which were subsequently recognized in 1994 as the anticipated production was sold.

The estimated fair value of the Company's financial instruments are as follows:

At December 31,                                                      1994                                 1993
                                                                     ----                                 ----
(in millions)                                             Carrying           Fair               Carrying         Fair
                                                            Value           Value                Value           Value
                                                            -----           -----                -----           -----
Assets:
Copper put options                                            $  4.6          $  0.2               $  0.2         $  0.1

Investments accounted for by the cost method of accounting:
  Available-for-sale securities                               $455.5          $455.5               $482.5         $482.5
  Restricted investment in
   Grupo Mexico / MEDIMSA                                     $294.5             (a)               $298.3            (b)
  Other                                                       $  1.9             (b)               $  2.6            (b)
Liabilities:
Long-term debt (excluding capital
  lease obligations)                                          $834.0          $825.4               $781.5         $798.6

A54

The fair value estimates at December 31, are based on relevant market information. These estimates are subjective in nature and involve uncertainties and significant judgment.

(a) In 1994, 160.5 million shares of Asarco's investment in Grupo Mexico had restrictions limiting the sale of these securities which are further described in footnote 6. Accordingly, the Company has not determined the fair value of such securities.

(b)    No fair value was available for these  investments  as they  represent an
       interest  in  a  private  Company.   Accordingly,  the  Company  has  not
       determined the fair value of such securities.



(14)  Subsequent Event


On January 27, 1995, the Company entered into an agreement, subject to court approval, to settle a class action lawsuit pending in the United States District Court in Seattle alleging damages due to emissions from Asarco's former Tacoma, Washington smelter. The agreement will not affect the Company's earnings as reserves previously provided are sufficient to cover the estimated cost of the settlement to the Company.



Unaudited Quarterly Data

                                           1993                                                  1994
                                           ----                                                  ----
QUARTERS             1ST        2ND        3RD      4TH(a)     TOTAL          1ST(b)      2ND     3RD(c)      4TH       TOTAL
                     ---        ---        ---      ------     -----          ------      ---     ------      ---       -----
SALES                 $457.1     $418.6    $425.2     $435.5  $1,736.4          $442.9    $487.8    $513.0     $588.1  $2,031.8
OPERATING INCOME
(LOSS):                (30.5)     (22.5)     (9.2)     (48.6)   (110.8)           (5.9)      0.8     (31.1)      53.7      17.5
EARNINGS (LOSS)
BEFORE
CUMULATIVE
EFFECT OF CHANGE       (30.9)     (24.2)     (3.0)     (12.6)    (70.7)           26.6       5.3     (16.1)      48.2      64.0
IN ACCOUNTING
PRINCIPLE

NET EARNINGS           (30.9)     (24.2)     (3.0)      73.7      15.6            26.6       5.3     (16.1)      48.2      64.0
(LOSS)
PER COMMON SHARE
 DATA:
EARNINGS(LOSS)
BEFORE
CUMULATIVE
EFFECT OF CHANGE        (.74)      (.58)     (.08)      (.30)    (1.70)             .64       .13      (.39)      1.15      1.53
IN ACCOUNTING
PRINCIPLE
NET EARNINGS            (.74)      (.58)     (.08)      1.78       .38              .64       .13      (.39)      1.15      1.53
(LOSS)

(a) Includes $86.3 million for the cumulative effect of a change in accounting principle resulting from SPCC's adoption of SFAS 109, $18.2 million related to previously unrecognized earnings of the Company's investments in Peru and pre-tax $25.6 million ($16.7 after-tax) related to the valuation of certain inventories and additions to reserves principally for assets planned for disposition.
(b) Includes a $31.9 million after-tax gain, $58.5 million pre-tax, on the sale of the Company's remaining interest in Asarco Australia Limited.

(c) Includes a $30.7 million after-tax charge, $45.5 million on a pre-tax basis, to add to the Company's reserve for environmental matters.

A55

Accounting For Investments In Peru

The 1993 quarterly and 1992 annual earnings (losses) of SPCC and Nor Peru including the cumulative effect of the change in accounting principle by SPCC, which were recognized by Asarco as part of the $104.5 million recorded in the fourth quarter of 1993 are as follows:

                                                                                                         TOTAL
1993 QUARTERS                            1ST           2ND            3RD           4TH              1993     1992
                                        -----         -----          -----         -----            --------------
(in millions)
SPCC-equity earnings                    $ 4.0          $ 0.5          $1.9        $(0.7)            $ 5.7    $15.9
SPCC-SFAS 109                            86.3              -             -            -              86.3        -
Nor Peru                                 (0.6)          (0.7)          0.6         (1.1)             (1.8)    (2.5)
                                        ------         ------         -----       ------            ------   -----
Total                                   $89.7          $(0.2)         $2.5        $(1.8)            $90.2    $13.4
                                        ======         ======         =====       ======            =====    =====

A56

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ASARCO Incorporated

We have audited the accompanying consolidated balance sheets of ASARCO Incorporated and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ASARCO Incorporated and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

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


COOPERS & LYBRAND L.L.P.

1301 Avenue of The Americas
New York, New York
January 24, 1995, except for Note 14, as to which the date is January 30, 1995.

A57

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Items 10, 11, 12 and 13.

Reference is made to Executive Officers of Asarco and Business Experience During the Past Five Years on page A27. Information in response to the disclosure requirements specified by these items appears under the captions and pages of the 1994 Proxy Statement indicated below:

                                                                                                      Proxy Statement
                                                                                                           Pages
Item      Required Information                        Proxy Statement Section
----      --------------------                        -----------------------                         ----------------
10.       Directors and Executive                     Election of Directors
            Officers                                                                                        2-5
11.       Executive Compensation                      Executive Compensation
                                                        through Option Exercises
                                                        and Fiscal Year-End
                                                        Values                                             11-13
                                                      Retirement Plans through
                                                        Employment Agreements                              14-16
12.       Security Ownership                          Beneficial Ownership of
                                                        Management                                           6
13.       Certain Relationships and                   Certain Transactions                                   16
            Related Transactions

The information referred to above is incorporated herein by reference.

A58

                                                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

         1. Financial Statements

                The following financial statements of ASARCO Incorporated and its subsidiaries are included at the indicated pages of the document as stated below:

                                                                                                       Form 10-K
                                                                                                         Pages
                                                                                                       ----------
                   Consolidated Statement of Earnings for the years
                     ended December 31, 1994, 1993 and 1992                                               A35

                   Consolidated Balance Sheet at December 31,
                     1994 and 1993                                                                        A36

                   Consolidated Statement of Cash Flows for the
                     years ended December 31, 1994, 1993 and 1992                                         A37

                   Consolidated Statement of Changes in Common
                     Stockholders' Equity for the years ended
                     December 31, 1994, 1993 and 1992                                                     A38

                   Notes to Financial Statements                                                        A39-A55

                   Report of Independent Accountants                                                      A56



         2.     Financial Statement Schedules

                                                                                                       Form 10-K
                                                                                                         Pages
                                                                                                       ----------
                   Schedule II - Valuation and qualifying
                       accounts                                                                          B1-B3



Schedules other than those listed above are omitted, as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable. Any other information omitted from schedules filed has been omitted due to immateriality.

A59

         3. Exhibits

                Exhibit
                  No.
                -------
                   3.    Certificate of Incorporation and By-Laws

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

                  (j) Statement of Cancellation filed March 3, 1988 whereby 27,000 shares of Series A Cumulative Preferred Stock were cancelled

                  (k) Certificate of Amendment of Restated Certificate of Incorporation, as amended, filed August 7, 1989

                  (l)    By-Laws as last amended on June 26, 1991

                  4. Instruments defining the rights of security holders, including indentures

                  (a) There are currently various separate indentures, agreements or similar instruments under which long-term debt of Asarco is currently outstanding. The Registrant hereby agrees to furnish to the Commission, upon request, a copy of any of the instruments which define the rights of holders of long-term debt securities. None of the outstanding instruments represent long-term debt securities in excess of 10% of the total assets of Asarco as of December 31, 1994

                  (b) Form of Rights Agreement dated as of July 26, 1989, between the Company and First Chicago Trust Company of New York, as Rights Agent, defining the rights of shareholders under a July 1989 Shareholders' Rights plan and dividend declaration

                  (c) Rights Agreement Amendment dated as of September 24, 1992, between the Company and The Bank of New York, as Successor Rights Agent under the Rights Agreement listed above

A60

                  (d) Second Rights Agreement Amendment dated as of February 23, 1995 between the Company and The Bank of New York deleting certain special conditions relating to MIM. The effect of the amendment is to apply to MIM the same percentage ownership conditions (15%) that apply to all other shareholders.

                  (e) Indenture Agreement dated as of February 1, 1993 between the Company and Bankers Trust Company, as Trustee, covering the issuance of debt securities registered by the Company in April 1992 not to exceed $250 million


10.
                  (a)    Stock Option Plan as amended through November 30, 1994

                  (b) Form of Employment Agreement entered into in 1985, as amended in March and April 1989, among the Company and currently 11 of its executive officers, including Messrs. R. de J. Osborne, F.R. McAllister, K.R. Morano, R.M. Novotny and R.J. Muth

                  (c) Deferred Fee Plan for Directors, as amended through January 26, 1994

                  (d) Supplemental Pension Plan for Designated Mid-Career Officers, as amended through January 25, 1995

                  (e) Retirement Plan for Non-Employee Directors, as amended through January 25, 1995

                  (f) Directors' Stock Award Plan, as amended through January 27, 1993

                  (g)    Stock   Incentive   Plan   adopted  by  the   Company's
                         Shareholders on April 25, 1990 and as amended through November 30, 1994

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

(b) Reports of Form 8-K filed in the fourth quarter of 1994 and first quarter of 1995:

          (I) Current report filed on November 17, 1994 containing a copy of the underwriting agreements among the Company, MIM Holdings Limited, and CS First Boston Corporation and S.G. Warburg & Co. Inc. for the sale of 6,650,000 shares of common stock of the Company and a subscription agreement with CS First Boston
                 Limited and S.G. Warburg Securities Ltd. for the sale of 2,850,000 shares of common stock.

          (ii) Current report filed on February 24, 1995 containing a copy of the Second Rights Agreement Amendment dated as of February 23, 1995 between the Company and The Bank of New York deleting certain special conditions relating to MIM. The effect of the amendment is to apply to MIM the same percentage ownership conditions (15%) that apply to all other shareholders.

A61

(c) Exhibits - The exhibits to this Form 10-K are listed on the Exhibit Index on pages D1 through D3. Copies of the following exhibits are filed with this Form 10-K:

           10(a)  Stock Option Plan
           10(d) Supplemental Pension Plan for Designated Mid-Career Officers 10(e) Retirement Plan for Non-Employee Directors
           10(g)  Stock Incentive Plan
           11.    Statement re Computation of Earnings Per Share
           21.    Subsidiaries of the Registrant
           23. Report of Independent Accountants on Financial Statement Schedules and Consent of Independent Accountants are included in page A62 of this Annual Report on Form 10-K.

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

A62

Item 14
Exhibit 23

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and
  Stockholders of ASARCO Incorporated


Our report on the consolidated financial statements of ASARCO Incorporated and Subsidiaries has been included in this Form 10-K on page A56. In connection with our audits of such financial statements, we have also audited the related financial statement schedules which appear on pages B1 through B3 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                            COOPERS & LYBRAND L.L.P.



New York, New York
January 24, 1995



                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (File Nos. 33-45631 and 33-55993) and Form S-8 (File Nos. 2-83782, 2-67732 and 33-34606) of ASARCO
Incorporated of our report dated January 24, 1994, except for Note 14, as to which the date is January 30, 1995, appearing on page A56 of this Annual Report on Form 10-K. Our report includes an explanatory paragraph that describes the change in the method of accounting for investments classified as available-for-sale and its equity investee Southern Peru Copper Corporation's change in method of accounting for income taxes. In addition, in 1992, the Company changed its method of accounting for postretirement benefits other than pensions. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears above.


                            COOPERS & LYBRAND L.L.P.


New York, New York
January 24, 1995

A63

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 1995

                                                ASARCO Incorporated
                                                    (Registrant)


                                                By_/s/ Richard de J. Osborne
                                                -------------------------------
                                                (Richard de J. Osborne, Chairman
                                                   of the Board, Chief Executive
                                                   Officer and President)


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


(a)          Principal Executive Officer:

             /s/ Richard de J. Osborne      Chairman of the Board
             -------------------------
             (Richard de J. Osborne)

(b)          Principal Financial Officer:

             /s/ Kevin R. Morano            Vice President and
             --------------------
             (Kevin R. Morano)                Chief Financial Officer

(c)          Principal Accounting Officer:

             /s/ Ronald J. O'Keefe          Controller
             ---------------------
             (Ronald J. O'Keefe)

(d)          Directors:

             /s/ Richard de J. Osborne                        /s/ Willard C. Butcher
             -------------------------                        ----------------------
             (Richard de J. Osborne)                          (Willard C. Butcher)

             /s/ James C. Cotting                             /s/ David C. Garfield
             --------------------                             ---------------------
             (James C. Cotting)                               (David C. Garfield)

             /s/ E. Gordon Gee                                /s/ Harry Holiday, Jr.
             ------------------                               ----------------------
             (E. Gordon Gee)                                  (Harry Holiday, Jr.)

             /s/ James W. Kinnear III                         /s/ Francis R. McAllister
             ------------------------                         -------------------------
             (James W. Kinnear III)                           (Francis R. McAllister)

             /s/ Martha T. Muse                               /s/ Michael T. Nelligan
             ------------------                               -----------------------
             (Martha T. Muse)                                 (Michael T. Nelligan)

             /s/ John D. Ong                                  /s/ James Wood
             ---------------                                  --------------
             (John D. Ong)                                    (James Wood)





Date: February 22, 1995

B1

                              ASARCO Incorporated
                                AND SUBSIDIARIES
                Schedule II - Valuation and Qualifying Accounts
                               FOR THE YEAR 1994
                                 (in thousands)


        Column A             Column B                         Column C                             Column D             Column E
        --------             --------                         --------                             --------             --------

                                                              Additions                           Deductions
                                            Charged to
                            Balance at   costs / expenses                    Charged                                   Balance at
                            beginning      or (credited)                     to other                                    end of
Description                 of period        to income       Description     accounts      Descriptions      Amount      period
-----------                 ---------        ---------       -----------     --------      ------------      ------      ------

                                                                                        Accounts and
                                                                                        notes written
Deducted from assets                                                                    off, net of
   on Balance Sheet:                                                                    recoveries           $1,197

                                                                                        Foreign currency
                                                                                        translation
Allowance for doubtful                                                                  adjustment
     accounts:                $4,579          $2,525                                                         $(342)      $6,249
                              ======          ======                                                         ======      ======

                                                           Net amount
                                                           transferred
                                                           from noncurrent
Current portion of                                         reserve for
     reserves for closed                                   closed plants
     plants and                                            and                       Current charges
     environmental                                         environmental             to reserves
     matters                 $46,409                       matters           $54,441                         $44,904     $55,946
                             =======                                         =======                         =======     =======


Non-current portion of
     reserves for closed                                                                Net amount
     plants and                                                                         transferred to
     environmental                                                                      current
     matters                 $69,694          $51,205                                   liabilities          $54,441     $66,458
                             =======          =======                                                        =======     =======

Included in caption
     "Other liabilities
     and reserves" on
     Balance Sheet
     Other                   $28,451                                                                                     $28,435
                             =======                                                                                     =======


B2
                              ASARCO Incorporated
                                AND SUBSIDIARIES
                Schedule II - Valuation and Qualifying Accounts
                               FOR THE YEAR 1993
                                 (in thousands)

        Column A             Column B                         Column C                             Column D             Column E
        --------             --------                         --------                             --------             --------

                                                              Additions                           Deductions
                                            Charged to
                            Balance at   costs / expenses                   Charged to                                 Balance at
                          beginning of     or (credited)                      other                                      end of
Description                   period         to income       Description     accounts      Descriptions        Amount    period
-----------                   ------         ---------       -----------     --------      ------------        ------    ------

                                                                                        Accounts and
                                                                                        notes written
Deducted from assets                                                                    off, net of
   on Balance Sheet:                                                                    recoveries             $2,161

                                                                                        Net amount
Allowance for doubtful                                                                  transferred to
     accounts:                $4,232          $2,901                                    Other Assets             $393    $4,579
                              ======          ======                                                             ====    ======

                                                           Net amount
                                                           transferred
Current portion of                                         from noncurrent
     reserves for closed                                   reserve for
     plants and                                            closed plants               Current charges
     environmental                                         and environmental           to reserves
     matters                 $39,997                       matters            $50,665                         $44,253    $46,409
                             =======                                          =======                         =======    =======



Non-current portion of
     reserves for closed                                                                Net amount
     plants and                                                                         transferred to
     environmental                                                                      current
     matters                 $100,962         $19,397                                   liabilities           $50,665    $69,694
                             ========         =======                                                         =======    =======

Included in caption
"Other Liabilities and
Reserves" on Balance
Sheet
   Other                     $34,165                                                                                     $28,451
                             =======                                                                                     =======

B3
                              ASARCO Incorporated
                                AND SUBSIDIARIES
                Schedule II - Valuation and Qualifying Accounts
                               FOR THE YEAR 1992
                                 (in thousands)

        Column A             Column B                         Column C                             Column D              Column E
        --------             --------                         --------                             --------              --------

                                                              Additions                           Deductions
                                             Charged to
                            Balance at        costs /                       Charged to                                   Balance
                           beginning of     expenses or                       other                                     at end of
Description                   period         (credited)      Description     accounts      Descriptions       Amount     period
-----------                   ------                         -----------     --------      ------------       ------     ------
                                             to income

                                                                                        Accounts and
                                                                                        notes written
Deducted from assets                                                                    off, net of
   on Balance Sheet:                                                                    recoveries           $1,404

Allowance for doubtful                                                                  Net amount
accounts:                     $3,326           $3,436                                   transferred
                              ======           ======
                                                                                        to Other Assets      $1,126      $4,232
                                                           Net amount
Current portion of                                         transferred
reserves for closed                                        from noncurrent
plants and environmental                                   reserve for                  Current charges
matters                                                    closed plants                to reserves
                                                           and environmental
                              $34,120          $3,000      matters           $30,265                         $27,388     $39,997
                              =======          ======                        =======                         =======     =======



                                                                                        Reserve
                                                                                        transferred to
                                                                                        Accrued Post
                                                                                        Retirement
                                                                                        Benefit Obligation
                                                                                                             $8,231

Non-current portion
   of reserves for                                                                      Net amount
closed plants and                                                                       transferred to
environmental matters                                                                   current
                              $70,058         $69,400                                   liabilities          $30,265     $100,962
                              =======         =======                                                        =======     ========

Included in caption
"Other Liabilities
   and Reserves" on
   Balance Sheet
   Other                      $27,600                                                                                    $34,165
                              =======                                                                                    =======

C1


                        SOUTHERN PERU COPPER CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES


INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants                                                                               C2
Consolidated Balance Sheets as of December 31, 1994 and 1993                                                   C3-4
Consolidated Statements of Operations for the years ended
   December 31, 1994, 1993 and 1992                                                                             C5
Consolidated Statements of Cash Flows for the years ended
   December 31, 1994, 1993 and 1992                                                                             C6
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1994, 1993 and 1992                                                                             C7
Notes to Consolidated Financial Statements                                                                    C8-17

                                     NOTES

The financial statement schedules required by SEC Regulation S-X are omitted because they are either not applicable, not required or the information is included in the notes to the financial statements.

The individual financial statements of Southern Peru Copper Corporation have been omitted since the Company is primarily an operating company and the subsidiaries included in the consolidation are wholly-owned.

The financial statements referred to above are as submitted to the Registrant by Southern Peru Copper Corporation.

C2

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Southern Peru Copper Corporation:

We have audited the consolidated balance sheets of SOUTHERN PERU COPPER CORPORATION and CONSOLIDATED SUBSIDIARIES as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Peru Copper Corporation and Consolidated Subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.



New York, New York
January 24, 1995


                                    COOPERS & LYBRAND L.L.P

C3

                        SOUTHERN PERU COPPER CORPORATION
                         and CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS, December 31,



ASSETS:                                                                                 1994                      1993
                                                                                        ----                      ----
                                                                                               (Dollars in Thousands)

Current assets:
  Cash and cash equivalents                                                           $   93,336                $   31,710
  Marketable securities                                                                   42,997                    35,838
  Accounts receivable:
    Trade:
      Stockholders and affiliates                                                          4,025                     3,526
      Other trade                                                                         82,692                    38,736
    Other                                                                                 12,062                     8,516
  Inventories:
    Metals:
      Finished goods                                                                       8,737                     9,988
      Work-in-process                                                                     34,955                    24,861
    Supplies                                                                              71,566                    73,940
  Prepaid expenses                                                                        14,676                    15,505
                                                                                       ---------                 ---------
      Total current assets                                                               365,046                   242,620
                                                                                       ---------                 ---------

Property, at cost:
  Buildings and equipment                                                              1,125,519                 1,033,929
  Mine development                                                                       114,780                   114,780
  Mineral land                                                                            12,226                    12,226
  Land, other than mineral                                                                   867                       863
  Construction in progress                                                                96,957                    22,042
                                                                                       ---------                 ---------
      Total property                                                                   1,350,349                 1,183,840

  Less, Accumulated depreciation,
    amortization and depletion                                                           827,499                   793,121
                                                                                       ---------                 ---------
      Net property                                                                       522,850                   390,719
                                                                                       ---------                 ---------

Restricted cash                                                                           60,450                    58,328

Other assets,  including  $12,026 in escrow  deposits  at December  31, 1994 and investments (at cost) of $1,047 and $33,610
  at December 31, 1994 and 1993, respectively                                             20,160                    36,284
                                                                                      ----------                ----------

      Total                                                                           $  968,506                $  727,951
                                                                                      ==========                ==========












See accompanying notes to consolidated financial statements.

C4

                        SOUTHERN PERU COPPER CORPORATION
                         and CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS, December 31,

LIABILITIES:                                                                             1994                      1993
                                                                                         ----                      ----
                                                                                                (Dollars in Thousands)
Current liabilities:
  Current portion of long-term debt                                                  $   3,855
  Accounts payable:
    Trade                                                                               62,437                 $  22,273
    Other                                                                                3,437                     5,248
  Deferred Peruvian income taxes, current portion                                            -                     3,020
  Accrued liabilities:
    Interest                                                                             2,382                        21
    Salaries and wages                                                                   8,088                     6,661
    Taxes                                                                               18,372                     6,872
    Other                                                                               20,096                    13,764
                                                                                     ---------                 ---------
      Total current liabilities                                                        118,667                    57,859
                                                                                     ---------                 ---------

Long-term debt                                                                         114,118                    15,600
Long-term payable to former Joint Venturer                                                   -                     1,700
Accrued severance pay                                                                   14,806                    20,778
Deferred Peruvian income taxes                                                           6,242                     5,564
                                                                                     ---------                 ---------
      Total non-current liabilities                                                    135,166                    43,642
                                                                                     ---------                 ---------

Commitments and contingencies (Note 14)
Minority interest of labor shares
  in the Peruvian Branch                                                                79,824                    61,410
                                                                                     ---------                 ---------


STOCKHOLDERS' EQUITY (Note 11):


Common stock, par value $0.01; authorized
  100,000,000 shares, issued 76,251,193 shares,
  outstanding 65,717,493 shares                                                            763                       763
Additional paid-in capital                                                             122,477                   122,477
Retained earnings                                                                      571,609                   501,800
Treasury stock at cost, 10,533,700 shares                                              (60,000)                  (60,000)
                                                                                     ---------                 ---------
      Total stockholders' equity                                                       634,849                   565,040
                                                                                     ---------                 ---------

      Total                                                                          $ 968,506                 $ 727,951
                                                                                     =========                 =========








See accompanying notes to consolidated financial statements.

C5

                        SOUTHERN PERU COPPER CORPORATION
                         and CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS of OPERATIONS
                        for the years ended December 31,

                                                                                    1994              1993             1992
                                                                                    ----              ----             ----
                                                                                          (Dollars in Thousands
                                                                                      except for per share amounts)
Net sales:
  Stockholders and affiliates                                                      $ 78,386         $ 62,617          $117,765
  Other                                                                             623,292          484,894           504,268
                                                                                   --------         --------          --------
      Total net sales                                                               701,678          547,511           622,033
                                                                                   --------         --------          --------

Operating costs and expenses:
  Cost of products sold                                                             455,266          395,505           410,294
  Administrative and other expenses                                                  50,699           49,593            41,795
  Depreciation, amortization and depletion                                           39,742           34,601            32,491
  Provision for workers' participation                                               13,944            8,774            14,104
  Other expense (income)                                                                  -          (11,147)           (8,590)
                                                                                   --------        --------          --------
      Total operating costs and expenses                                            559,651          477,326           490,094
                                                                                   --------         --------          --------

Operating income                                                                    142,027           70,185           131,939

Interest income                                                                       6,521            4,469             4,200
Other income (includes exchange gains of $1,619,
  $9,031 and $5,624 in 1994, 1993 and 1992,
  respectively)                                                                      23,204           11,423             3,163
Interest expense                                                                     (7,779)            (568)             (448)
                                                                                   --------         --------          --------

  Earnings before taxes on income, minority
    interest of labor shares and cumulative effect
    of the change in accounting principle                                           163,973           85,509           138,854
                                                                                   --------         --------          --------

Taxes on income:
  Currently payable                                                                  56,481           40,080            71,238
  Deferred                                                                           (2,342)           5,081             1,468
                                                                                   --------         --------          --------
                                                                                     54,139           45,161            72,706
Minority interest of labor shares in income
    of Peruvian Branch                                                               18,610           11,218            20,510
                                                                                   --------         --------          --------
  Earnings before cumulative effect of the
    change in accounting principle                                                   91,224           29,130            45,638
Cumulative effect of the change in
  accounting principle                                                                    -          165,092                 -
                                                                                   --------         --------          --------
Net earnings                                                                       $ 91,224         $194,222          $ 45,638
                                                                                   ========         ========          ========

Per common share amounts:
  Earnings before cumulative effect of the
    change in accounting principle                                                 $   1.39         $   0.45          $   0.69
  Cumulative effect of the change in
    accounting principle                                                                  -             2.51                 -
                                                                                   --------         --------          --------
  Net earnings                                                                     $   1.39         $   2.96          $   0.69
                                                                                   ========         ========          ========
  Cash dividends                                                                   $   0.33         $   0.27          $   0.23
Weighted average number of shares outstanding
  (in thousands)                                                                     65,717           65,717            65,717

See accompanying notes to consolidated financial statements.

C6

                        SOUTHERN PERU COPPER CORPORATION
                         and CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS of CASH FLOWS
                        for the years ended December 31,

                                                                                      1994            1993              1992
                                                                                      ----            ----              ----
                                                                                           (Dollars in Thousands)
Cash flows from operating activities:
  Operations:
    Net earnings                                                                     $ 91,224        $194,222          $ 45,638
    Adjustments to reconcile net earnings to net
        cash provided by operating activities:
      Depreciation, amortization and depletion                                         39,742          34,601            32,491
      Provision for severance pay                                                      (5,972)         (7,200)          (18,849)
      Deferred income taxes (including related
        exchange gains of $489 and $377 in 1993
        and 1992, respectively)                                                        (2,342)       (160,500)            1,091
      Minority interest of labor shares, net of
       distributions                                                                   18,611           7,284             5,888
      Foreign exchange gains                                                             (224)         (2,118)           (1,577)
      Amortization of loan financing costs                                                548               -                 -
      Gain on sale of investments                                                     (18,431)              -                 -
      Write-down of unconsolidated investment                                               -           1,554                 -
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (47,705)         (1,005)           51,997
      Inventories (net of transfers to property
        of $3,496, $3,992 and $3,884 in 1994, 1993
        and 1992, respectively)                                                         3,502         (15,465)           15,663
      Prepaid expenses and other assets (net of
        proceeds from the sale of Peruvian tax
        credits of $21,026 and $18,341 in 1994 and
        1993, respectively)                                                            (4,568)         (4,418)           (6,924)
      Accounts payable and accrued liabilities                                         47,683         (12,277)           (3,725)
      Interest and income taxes payable                                                13,618          (8,994)            7,095
                                                                                     --------       --------           --------
        Net cash from operating activities                                            135,686          25,684           128,788
                                                                                     --------        --------          --------

Cash flows used for investing activities:
  Capital expenditures                                                               (116,912)        (31,859)          (23,063)
  Purchase of refinery                                                                (65,000)              -                 -
  Investments in unconsolidated companies                                                   -          (2,732)             (489)
  Investments in marketable securities                                                 (7,159)        (33,683)             (639)
  Proceeds from the sale of investments                                                50,252             900                 -
  Other, net                                                                                -            (372)             (126)
                                                                                     --------        --------          --------
        Net cash used for investing activities                                       (138,819)        (67,746)          (24,317)
                                                                                     --------        --------          --------

Cash flows provided by (used for) financing activities:
  Dividends declared and paid                                                         (21,415)        (18,000)          (15,000)
  Proceeds from long-term borrowings                                                  104,176          15,600                 -
  Repayment of borrowings                                                              (1,803)              -           (37,677)
  Escrow deposits on long-term loans                                                  (12,026)              -                 -
  Installment payment on purchase of Joint
    Venture interest                                                                   (4,200)         (4,300)           (4,235)
                                                                                     --------        --------          --------
        Net cash provided by (used for) financing
         activities                                                                    64,732          (6,700)          (56,912)
                                                                                     --------        --------          --------

Effect of exchange rate changes on cash                                                    27            (446)           (1,022)
                                                                                     --------        --------          --------

        Net increase (decrease) in cash and cash
          equivalents                                                                  61,626         (49,208)           46,537
Cash and cash equivalents, beginning of year                                           31,710          80,918            34,381
                                                                                     --------        --------          --------
Cash and cash equivalents, end of year                                               $ 93,336        $ 31,710          $ 80,918
                                                                                     ========        ========          ========

See accompanying notes to consolidated financial statements.

C7

                        SOUTHERN PERU COPPER CORPORATION
                         and CONSOLIDATED SUBSIDIARIES
           CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY
                        for the years ended December 31,

                                                                                1994              1993             1992
                                                                                ----              ----             ----
                                                                                     (Dollars in Thousands)

Common stock:
  Balance at beginning and end of year,
  76,251,193 shares,(Note 11)                                                 $    763          $    763         $    763
                                                                              --------          --------         --------

Additional paid-in capital:
  Balance at beginning and end of year                                         122,477           122,477          122,477
                                                                              --------          --------         --------

Treasury stock:
  Balance at beginning and end of year,
  10,533,700 shares                                                            (60,000)          (60,000)         (60,000)
                                                                              --------          --------         --------

Retained earnings:
  Balance at beginning of year                                                 501,800           325,578          294,940
    Net earnings                                                                91,224           194,222           45,638
    Dividends paid                                                             (21,415)          (18,000)         (15,000)
                                                                              --------          --------         --------
  Balance at end of year                                                       571,609           501,800          325,578
                                                                              --------          --------         --------
      Total stockholders' equity                                              $634,849          $565,040         $388,818
                                                                              ========          ========         ========











See accompanying notes to consolidated financial statements.

C8

                        SOUTHERN PERU COPPER CORPORATION
                         and CONSOLIDATED SUBSIDIARIES
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

Southern Peru Copper Corporation (the Company) is a Delaware corporation which prepares its financial statements in accordance with generally accepted accounting principles in the United States. Investments in companies less than 20% owned or for which the Company does not exercise significant influence over financial or operating policies are carried at cost. The Company operates two copper mines, a smelter and a refinery in Peru (Peruvian Branch) and substantially all of its assets are located there. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Certain reclassifications have been made in the financial statements from amounts previously reported.

Net sales:

Net sales represent the invoiced value of products containing copper, silver and molybdenum. Price estimates used for provisionally priced shipments are based on the Company's judgment of the current price level and its susceptibility to decline during the settlement period.

Cash equivalents and marketable securities:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Marketable securities include liquid investments with a maturity of more than three months when purchased and are carried at cost, which approximates market value.

Peruvian tax credits:

Excess Peruvian tax credits are recorded as prepaid expenses and are utilized to pay Peruvian taxes, are sold or are refunded by the Peruvian Tax Department. The carrying value of the Peruvian tax credits approximates their market value.

Inventories:

Inventories are carried at the lower of average cost or market value. Costs incurred in the production of inventory exclude general and administrative costs.

Property:

Maintenance, repairs and gains or losses on assets retired or sold are reflected in earnings as incurred. The cost of renewals is capitalized and the property unit being replaced is retired. The cost of betterments is capitalized. General and administrative costs incurred in mining exploration and development are expensed as incurred.

Buildings and equipment are depreciated on the straight-line method over estimated lives from 5 to 34 years, or the estimated life of the mine if shorter. Mine development cost and the cost of Toquepala and Cuajone mineral lands are capitalized and charged to earnings on the unit-of-production method using economic ore reserves.

Concentration of Credit Risk:

Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable.

C9

The Company invests or maintains available cash with various high quality banks or in commercial paper of highly rated companies. As part of its cash management process, the Company regularly monitors the relative credit standing of these institutions, and, by policy, limits the amount of credit exposure to any one institution.

During the normal course of business, the Company provides credit to its customers. Although the accounts receivable resulting from these transactions are not collateralized, the Company has not experienced significant problems with collection of accounts receivable.

The largest ten trade receivable balances accounted for 57% of the trade accounts receivable at December 31, 1994, of which one customer represented 13%. At December 31, 1993, the largest ten trade receivable balances accounted for 50%, of which one customer represented 10%.

Income taxes:

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) effective January 1, 1993. SFAS No. 109, issued in February 1992, requires the adoption of the "liability" method of calculating deferred taxes. Prior to the adoption of SFAS No. 109, the Company provided for income taxes under the provisions of Accounting Principles Board Opinion No. 11.

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

2. CHANGES IN ACCOUNTING PRINCIPLES

The Company adopted SFAS No. 109 effective January 1, 1993. The cumulative effect as of January 1, 1993 of this change in accounting principle was a credit to income of $165.1 million and is shown separately on the Company's Consolidated Statement of Operations for the year ended December 31, 1993. The adoption of the new method resulted in an additional charge to 1993 net earnings of $4.1 million.

Effective January 1, 1994 the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments in debt securities and equity securities be designated as trading, held to maturity or available for sale. The Company's investments, consisting primarily of commercial paper with maturities of 180 days or less, are classified as held to maturity securities since the Company has the intent and ability to hold such securities to maturity. The effect of adopting this statement including the cumulative effect, as of January 1, 1994, is immaterial.

During 1994, the Company adopted SFAS No. 112, "Employer's Accounting for Postemployment Benefits" which had no impact. In addition, in October 1994, the Financial Accounting Standards Board issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", which requires disclosures related to derivatives with which the Company has complied (see Note 7).

3. FOREIGN EXCHANGE

The functional currency of the Company is the U.S. dollar, since this is the primary economic environment of the Company's operations. The Company's sales, cash, trade receivables, fixed asset additions, trade payables and debt are primarily dollar-denominated. A portion of the operating costs of the Company is denominated in Peruvian Soles.

C10

All income, except for dividend and interest income of $5.4 million, $3.9 million and $3.3 million earned in 1994, 1993 and 1992, respectively, and gains from the sale of certain investments (see Note 4), are derived from operations conducted by the Company's Peruvian Branch. Export proceeds are deposited directly to the Company's accounts, which can be maintained either in Peru or abroad.

4. INVESTMENTS

During 1994, the Company sold three of its investments for $50.3 million. The sales of these investments, primarily indirect interests in other Peruvian mining companies carried at cost, resulted in a pretax gain of $18.4 million ($12.4 million after tax).

5. ACQUISITION

On May 31, 1994, the Company purchased the Peruvian government owned Minero Peru Ilo refinery for $65.0 million in cash and a commitment to make an additional $20.2 million of capital improvements over three years. Prior to the acquisition, the Company was required to toll refine copper at the refinery under a contract with Minero Peru. The costs of operating the refinery have been included in the consolidated operating results since the date of acquisition. The purchase price has been allocated to the assets acquired based on preliminary estimates which will be revised upon finalization of the purchase price allocation.

6. PERUVIAN AND U.S. TAXES

Taxes on income represent Peruvian income taxes, except for the provision (benefit) for U.S. taxes of $7.3 million, ($1.5) million and $0.4 million in 1994, 1993 and 1992, respectively. United States taxes have been substantially eliminated through the utilization of foreign taxes as either credits or deductions from taxable income. At December 31, 1994, the foreign tax credit carryforward available to reduce possible future U.S. income taxes amounted to approximately $45.3 million of which $9.3 million expires in 1996, $20.5 million expires in 1998 and $15.5 million expires in 1999. The Company has not recognized the benefit of these foreign tax credits since it is unlikely that realization will occur.

The components of the Peruvian deferred tax liability are:


                                                                                             December 31,
                                                                                    1994                1993
                                                                                    ----                ----
                                                                                     (Dollars in Millions)

Current:
  Inventories                                                                       $    -              $  3.0
                                                                                    ------              ------
Non-current:
-----------
  Property, plant and equipment                                                        5.9                 5.8
  Deferred financing costs                                                             1.0                   -
  Other                                                                               (0.7)               (0.2)
                                                                                    -------             -------
      Net non-current deferred liability                                               6.2                 5.6
                                                                                     ------              ------
Total net deferred tax liability                                                    $  6.2              $  8.6
                                                                                     ======              ======

Peruvian source income in 1994 is taxed at graduated rates up to a maximum of 30%, compared to 37% in 1993, with monthly payments required. Income generated by the Cuajone mine, however, was subject to the contract rate of 54.5% during the post-investment recovery period which concluded in October 1993.

C11

The results of the Cuajone mine are taxed at the lower general rate following the conclusion of the post-recovery period.

Income taxes paid were $42.4 million, $47.7 million and $60.0 million in 1994, 1993 and 1992, respectively.

The Peruvian income tax at the maximum statutory rate is reconciled to the actual tax provisions as follows:

                                                                                  1994             1993              1992
                                                                                  ----             ----              ----
                                                                                             (Dollars in Millions)

Peruvian income tax at maximum statutory rates                                  $  49.2          $  31.6           $  51.4
Income taxed at rates higher (lower) than
  maximum statutory rates                                                           5.4             (3.5)             (5.3)
Effect of decrease in statutory tax rate on
  deferred tax liability                                                           (1.4)               -                 -
Income taxed at Cuajone contract rate                                                 -             11.8              17.1
Effect of exchange transactions                                                     0.9              8.5              13.7
Effect of labor shares                                                                -             (1.1)             (4.2)
Reversal of taxes previously accrued                                                  -             (2.1)                -
                                                                                -------           -------            -------

      Taxes on income                                                           $  54.1          $  45.2           $  72.7
                                                                                =======           =======           =======


7. NET SALES

Net sales were to the following customers:


                                                                                   1994             1993                1992
                                                                                   ----             ----                ----
                                                                                             (Dollars in Millions)
Stockholders and affiliates:
  ASARCO Incorporated                                                            $ 45.6           $ 34.1            $ 71.0
  The Marmon Group, Inc.- Cerro Sales Corporation                                  16.5             13.1              23.6
  Phelps Dodge Refining Corporation                                                 9.6              9.5              23.2
  Newmont Mining Corporation                                                        6.7              5.9               -
                                                                                 ------           ------            ------
                                                                                 $ 78.4           $ 62.6            $117.8
Other:
  Japanese Group (a group of Japanese customers
    purchasing under a single sales contract)                                      78.6             47.7              57.7
  Metallgesellschaft Corporation                                                   37.3             61.5              46.8
  S.A. Sogem, N.V. (under a long-term
    supply contract, see below)                                                    81.8                -                 -
  Others (none of which are individually 10% or
    more of annual sales)                                                         425.6            375.7             399.7
                                                                                 ------           ------            ------
      Net sales                                                                  $701.7           $547.5            $622.0
                                                                                 ======           ======            ======

C12

The Company sells copper in blister and refined form at industry standard commercial terms. Substantially all of the Company's copper is sold under annual contracts. The pricing is based on prevailing monthly average London Metal Exchange (LME) copper prices for a quotational period, generally being the month of, the month prior, or the month following the actual or contractual month of shipment or delivery according to the terms of the contracts.

Under the terms of a sales contract with Mitsui & Co., Ltd. (Mitsui), the Company is required to supply Mitsui, at its option, up to 24,000 metric tons of copper cathodes annually for a seven-year period from January 1, 1994 through December 31, 2000. Pricing of the cathodes is based upon the LME monthly average settlement price plus a producer premium for refined copper cathodes which is agreed upon annually based on world market terms.

Under the terms of a sales contract with Union Miniere, the Company is required to supply Union Miniere through its agent, S.A. Sogem N.V., with 42,000 metric tons of blister copper annually for a ten-year period from January 1, 1994 through December 31, 2003. The price of the copper contained in blister copper supplied under the contract is determined based on the LME monthly average settlement price less a refining allowance which is agreed upon annually based on world market terms.

At December 31, 1994, the Company had put options for the second half of 1995 covering 14,250 metric tons of copper production at an average exercise price of $1.07 per pound. Under the put option contracts, the Company has the right, but not the obligation to sell copper at the exercise price, thereby effectively providing the Company with a minimum price for a portion of its production. The put options are carried at cost ($0.5 million at December 31, 1994), which approximates fair market value.


8. MINORITY INTEREST OF LABOR SHARES AND WORKERS' PARTICIPATION

The Minority Interest of the Labor Shares and workers' participation in earnings is based on the earnings of the Company's Peruvian Branch. The amounts payable in respect of Labor Shares and workers' participation are calculated on the basis of accounting principles acceptable in Peru and cannot therefore be directly derived from the consolidated financial statements which are prepared in accordance with U.S. generally accepted accounting principles. Labor Shares currently represent 17.5% of the Branch's registered capital and are entitled to participate in 17.5% of distributions of the Branch's after-tax earnings. The 17.5% share of the Branch's after-tax earnings attributable to the Labor Shares is recorded as a minority interest on the Company's financial statements. The holders of Labor Shares receive 17.5% of any cash distribution by the Branch. Such distributions are recorded as a reduction of the minority interest of the Labor Shares.

Provisions for workers' participation are calculated at 8% of pre-tax earnings as required by Peruvian law. This participation is accrued and expensed on a monthly basis and is recorded on the financial statements as a provision for workers' participation. The Company distributes the accrued participation to workers following the final results for the year.

Under Peruvian law, the holders of the Labor Shares are also entitled to preemptive rights, which require the Branch to offer holders the right to purchase a sufficient number of shares to maintain their existing ownership percentage of the Branch whenever the Company invests additional capital in the Branch. There are no legal requirements for the Company to repurchase Labor Shares.

C13

9. DEBT AND AVAILABLE CREDIT FACILITIES

The Company had $118.0 million and $15.6 million outstanding in long-term debt at December 31, 1994 and 1993, respectively, pursuant to various loan agreements described below, of which $3.9 million is currently due. There were no outstanding short-term borrowings as of December 31, 1994. Lines of credit available for export financing amounted to $73.0 million at December 31, 1994. Interest paid for short-term borrowings was $0.4 million, $0.6 million and $1.7 million in 1994, 1993 and 1992, respectively. Interest paid for long-term borrowings was $6.0 million in 1994 of which $1.6 million was capitalized. The carrying value of the debt approximates its fair market value, since the interest rates are variable. Fees paid in 1994 relating to the long-term debt were $3.5 million and are amortized over the respective terms of the loans.

At December 31, 1994 the Company had five loan agreements outstanding that would permit up to $255.6 million of borrowings, of which $135.8 million was available to the Company. Two of the facilities would allow drawdowns of $165.0 million until January 1996, of which $84.8 million was still available as of December 31, 1994; one facility would allow the Company to borrow up to $60.6 million until May 1995, of which $40.5 million was still available as of December 31, 1994; and two other facilities allowed drawdowns until December 31, 1994 of up to $30.0 million, of which $10.5 million was still available. The Company has negotiated an extension of the drawdown period to December 31, 1995 for these two agreements. Aggregate maturities of the borrowings outstanding at December 31, 1994 are as follows:

Fiscal Year                                                  Dollars in Millions

1995                                                            $   3.9
1996                                                               19.4
1997                                                               24.3
1998                                                               23.6
1999                                                               22.2
and thereafter                                                     24.6
                                                                -------
Total                                                           $ 118.0
                                                                =======


Certain of the financing agreements contain covenants which either limit or in certain circumstances prohibit dividends paid to stockholders. Under a $115.0 million credit facility, dividends paid cannot exceed certain quarterly and annual limits. With respect to each of the first three quarters, dividends paid cannot exceed the lesser of $7.5 million, 50% of net income (as defined therein) for the prior fiscal quarter or 50% of year-to-date net income less dividends paid during such year. With respect to the final quarter of a fiscal year, dividends may be paid to the extent that total dividends for such fiscal year do not exceed 50% of the first $50 million of net income plus 100% of net income in excess of $50 million. Another loan restricts the payment of dividends based on prior and projected cash flow available for debt service (as defined therein). This loan's restrictions do not currently limit the Company's ability to pay dividends. Under a third loan, the Company may not declare a dividend if the aggregate amount of all dividend payments declared in any fiscal quarter is greater than the sum of 50% of the first $12.5 million of Consolidated Net Income (as defined therein) of the Company for the prior fiscal quarter and 100% of the Consolidated Net Income in excess of $12.5 million for such prior fiscal quarter. However, this agreement permits dividends with respect to the final quarter of each fiscal year to the extent that total dividends for such fiscal year do not exceed 50% of the first $50 million of earnings plus 100% of earnings in excess of $50 million.

C14

One of the Company's financing agreements requires it to hedge a portion of its copper production depending on certain defined conditions. For 1994, the Company was required to hedge 130,000 metric tons of copper at an exercise price of $0.70 per pound. To comply with this requirement, the Company purchased put options at a cost of $1.8 million, which established a minimum price but did not limit potential gains from price increases. After 1994 and until the financing is repaid, the Company is required to hedge up to 130,000 metric tons of copper per year when the forward copper price (as defined therein) does not exceed the Company's cash costs, including capital and debt service, by at least $0.15 per pound. As of December 31, 1994, the Company was not required to purchase options under the terms of the agreement. Under the agreement the Company's hedging costs need not exceed $4.0 million per year, and the Company is not required to hedge more than 50,000 metric tons in any quarter. To date, the forward copper price has been sufficiently above the Company's cash costs, including capital and debt service, that no further hedging has been required. The put options for 1994 did not have a significant impact on earnings.

The financing agreements are secured by pledges of receivables of 66,000 metric tons of copper per year and liens on assets in the categories of product inventory, fixed assets and mining concessions. In addition, the agreements require the Company to maintain specified ratios of debt to equity, current assets to current liabilities and cash flow to debt service. Any reduction of (or commitment to reduce) ASARCO Incorporated's interest in the Company to less than 50% of the outstanding capital stock of the Company would constitute an event of default under certain of the financing agreements. The Company is in compliance with the various loan covenants as of December 31, 1994. Included in Other Assets are amounts held in escrow accounts as required by two of the Company's loan agreements. The funds will be released from escrow as scheduled loan repayments are made.

The Company has an additional loan commitment to borrow up to $35.0 million to support specific capital projects. This loan commitment has a fixed interest rate of 6.43% for a term of 8 years. The commitment is subject to negotiation of final agreements. During 1994, the Company paid commitment fees of $0.4 million.


10. PENSION BENEFIT PLAN

The Company has two noncontributory, defined benefit pension plans covering salaried employees in the United States and certain employees in Peru. Benefits are based on salary and years of service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. Plan assets are primarily invested in guaranteed investment contracts, mutual funds and money market instruments.

Net pension costs for the years ended December 31, consists of:

                                                                                          1994                        1993
                                                                                          ----                        ----
                                                                                                 (Dollars in Millions)

Service cost                                                                            $  0.5                       $  0.3
Interest cost on projected benefit obligations                                             0.4                          0.3
Return on plan assets                                                                      0.4                         (0.3)
Other items                                                                               (0.5)                         0.4
                                                                                        ------                        ------
                                                                                        $  0.8                       $  0.7
                                                                                        ======                        ======


C15

The funded status of the plans at December 31, using the projected unit credit method is:

                                                                                          1994                      1993
                                                                                          ----                      ----
                                                                                               (Dollars in Millions)
Assets and obligations:
  Vested benefit obligation                                                              $  4.1                    $  3.4
  Non vested benefits                                                                       0.3                       0.2
                                                                                         ------                    ------
      Accumulated benefit obligation                                                     $  4.4                    $  3.6
                                                                                         ======                    ======

Projected benefit obligation                                                               $5.5                    $  4.7
Less, Plan assets at fair value                                                             3.5                       2.5
                                                                                         ------                    ------
  Excess of projected benefit obligation
    over plan asset                                                                        (2.0)                     (2.2)
Items not yet recognized in earnings:
  Unrecognized initial net plan obligation                                                  2.5                       2.5
  Unrecognized (gain) loss                                                                 (0.3)                      0.1
                                                                                          ------                    ------
      Net accrued cost                                                                   $  0.2                    $  0.4
                                                                                          ======                    ======

The actuarial computations are based upon a discount rate on benefit obligations of 8.75%, an expected long-term rate of return on plan assets of 8% and annual salary increases of 4%. Pension information for 1992 is not presented due to immateriality.


11. COMMON STOCK

At December 31, 1994, the stockholders of the Company were as follows:

                                                                                                      Percent of Total
                                                                             Number of               Outstanding Common
                                                                           Common Shares                   Shares
                                                                           -------------            -------------------
ASARCO Incorporated                                                            34,379,145                     52.31%
Cerro Trading Company, Inc.                                                    13,600,334                     20.70
Phelps Dodge Overseas Capital Corporation                                      10,680,799                     16.25
Newmont Gold Company                                                            7,057,215                     10.74
                                                                              -----------                    ------
                                                                               65,717,493                    100.00%
                                                                              ===========                    ======

On November 4, 1994, the Company's stockholders approved a 100 for 1 stock split consisting of the issuance of 100 shares of Common Stock for each one share of Common Stock held of record on November 1, 1994. All of the share and per share information included in the accompanying consolidated financial statements has been adjusted to give retroactive effect to the stock split. In addition, the Company's stockholders approved an increase in the Company's authorized Common Stock from 984,370 to 100,000,000 shares and a change in its par value from $100 to $0.01 per share.

The Company declared and paid cash dividends of $21.4 million, $18.0 million and $15.0 million in 1994, 1993 and 1992, respectively.

C16

12. RELATED PARTY TRANSACTIONS

ASARCO Incorporated (ASARCO), a stockholder of the Company, provides various support services to the Company. In 1994, 1993 and 1992, these activities were principally related to legal, tax and treasury support services. The amounts paid to ASARCO for these services were $0.2 million, $0.4 million, and $0.2 million in 1994, 1993 and 1992, respectively. Sales to ASARCO and other affiliates are disclosed in Note 7.

Fomenta, S.A., a wholly-owned Peruvian subsidiary, holds a 28.5% interest in the capital of Metalurgica Peruana S.A., (MEPSA). MEPSA, a Peruvian company, is engaged in the manufacture of metallurgical products used in the mining industry. The Company purchases grinding media from MEPSA for use at the Company's concentrators. Purchases were $8.0 million, $5.3 million, and $6.7 million in 1994, 1993 and 1992, respectively.

13. CUAJONE JOINT VENTURER

In September 1991, the Company purchased the Joint Venture interest in the Cuajone mine from Billiton, B.V. for $15.2 million, to be paid in annual installments through 1996. Provisions existed for acceleration of these payments as stockholder dividends are made. Under the terms of this agreement, $4.2 million, $4.3 million and $4.2 million were paid in 1994, 1993 and 1992, respectively. The final payment under the terms of the purchase agreement was made on October 25, 1994.

14. COMMITMENTS AND CONTINGENCIES

Refining Assessment:

During 1993, assessment claims by Minero Peru for additional refining charges for services provided in past years were settled by arbitration in the Company's favor. This resulted in the reversal of a prior years' accrual of $11.1 million which is included in 1993 earnings.

Cuajone Investment Recovery:

In December 1991, the Company and the Government of Peru signed an agreement resolving all open issues concerning the conclusion of the investment recovery contract which governed the development and operation of the Cuajone mine. The Company agreed to undertake an investment program over the five years 1992-1996, and the Peruvian Government agreed not to discriminate against the Company in comparison with treatment given to other mining companies. As part of this agreement, in 1991 the Company transferred $55.0 million from its accounts in New York to an interest bearing account with the Central Reserve Bank of Peru, to be withdrawn by the Company at its discretion solely for application to the investment program. At December 31, 1994, the carrying amount of this deposit was $60.5 million, which approximates its fair value.

The five projects specified in the investment program are in various stages of completion. External financing, as described in Note 9, has been obtained by the Company for use in the investment program.

Litigation:

On February 26, 1993 the Mayor of Tacna brought a lawsuit against the Company seeking $100 million in damages from alleged harmful deposition of tailings, slag and smelter emissions. On September 9, 1994, the First Civil Court of Tacna dismissed the complaint. The plaintiff appealed and on December 29, 1994, the Superior Court reversed the lower court's decision and remanded the case to that court for further proceedings.

C17

On May 27, 1994, the Company received approval from the Ministry of Mines and Energy for a modified tailings impoundment to be constructed at Quebrada Honda at a projected cost of $27 million. This concluded another lawsuit previously brought by the Mayor of Tacna, also relating to the disposal of mine tailings.

In another pending lawsuit, a group named the Association of Retired Employees of Southern Peru Copper Corporation has challenged the accounting of the Company's Peruvian Branch and its allocations of financial results to the Mining Community during the 1970's. On July 22, 1994, the amended complaint was dismissed by the Thirteenth Civil Court of Lima. The plaintiff appealed to the Superior Court of Lima. The lower court's dismissal was affirmed by the Superior Court of Lima on December 16, 1994. There is generally no further right of appeal; however, the Peruvian Supreme Court may grant discretionary review on limited issues in exceptional cases.

It is the opinion of management that the outcome of the legal proceedings mentioned, as well as other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position or results of operations of the Company and its consolidated subsidiaries. However, it is possible that the outcome of the legal proceedings mentioned could have a material effect on quarterly or annual operating results, when they are resolved in future periods.

D1


                              ASARCO Incorporated
                                 EXHIBIT INDEX


Exhibit                                                                                                   Indexed
  No.                             Description                                                             on Page
------                           -------------                                                           ---------

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


D2

                              ASARCO Incorporated
                                 EXHIBIT INDEX

Exhibit                                                                                                     Indexed
  No.                            Description                                                                on Page
------                          -------------                                                              ---------

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

4. Instruments defining the rights of security holders, including indentures

              (a)    There are currently various separate indentures, agreements or similar instruments under which long-term debt of Asarco is currently  outstanding.  The Registrant hereby agrees to furnish to the Commission,  upon request,  a copy of any of the  instruments  which  define  the  rights of  holders of
                     long-term  debt   securities.   None  of  the   outstanding
                     instruments  represent  long-term debt securities in excess of 10% of the total  assets of  Asarco as of  December  31,
                     1994

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

              (d)    Second Rights Agreement  Amendment dated as of February 23,
                     1995 between the Company and The Bank of New York (Filed as an Exhibit to the Company's report on Form 8-K filed on February 24, 1995 and incorporated herein by reference)

              (e) Indenture Agreement dated as of February 1, 1993 between the Company and Bankers Trust Company, as Trustee, covering the issuance of debt securities registered by the Company in April 1992, not to exceed $250 million (Filed as an Exhibit to the Company's 1992 Annual Report on form 10-K and incorporated herein by reference)

10.           (a)    Stock Option Plan as last amended on November 30, 1994                                 D9-D12


D3
                              ASARCO Incorporated
                                 EXHIBIT INDEX

Exhibit                                                                                                     Indexed
  No.                            Description                                                                on Page
------                          -------------                                                              ---------

              (b) Form of Employment Agreement entered into in 1985, as amended in March and April 1989, among the Company and currently 11 of its executive officers, including Messrs.
                     R.  de J.  Osborne,  F.R.  McAllister,  K.R.  Morano,  R.M.
                     Novotny and R.J. Muth (Filed as an Exhibit to the Company's
                     Quarterly  Report on Form 10-Q for the  quarter  ended June
                     30, 1989 and incorporated herein by reference)

              (c)    Deferred Fee Plan for Directors, as amended through January
                     26, 1994 (Filed as an Exhibit to the Company's  1993 Annual
                     Report on Form 10-K and incorporated herein by reference)

              (d)    Supplemental   Pension  Plan  for   Designated   Mid-Career
                     Officers, as amended through January 25, 1995                                         D13-D17

              (e)    Retirement  Plan for  Non-Employee  Directors,  as  amended
                     through January 25, 1995                                                              D18-D22

              (f)    Directors' Stock Award Plan, as amended through January 27,
                     1993  (Filed as an Exhibit  to the  Company's  1992  Annual
                     Report on Form 10-K and incorporated herein by reference)

              (g)    Stock Incentive Plan adopted by the Company's  Shareholders
                     on April 25, 1990, as last amended on November 30, 1994                               D23-D29

11.           Statement re Computation of Earnings Per Share                                                  D4

21.           Subsidiaries of the Registrant                                                                 D5-D8

23. Report of Independent Accountants on Financial Statement Schedules and Consent of Independent Accountants are included on page A62 of this Annual Report on Form 10-K.



Report on Form 11-K relating to the Savings Plan for Salaried Employees of ASARCO Incorporated and Participating Subsidiaries is to be filed by amendment on Form 10-K/A.

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.

D4


Exhibit 11 Statement re Computation of Earnings per Share
           ----------------------------------------------

This calculation is submitted in accordance with regulation S-K item 601(b)(11).


Fully Diluted Earnings per Common Share
(in thousands, except per share amounts)

                                                                                   For the years ended December 31,

                                                                                1994              1993             1992
                                                                                ----              ----             ----
Net earnings (loss) applicable to common stock
  before cumulative effects of changes in
  accounting principles                                                          $64,034         $(70,676)        $(29,127)
    Cumulative effect of changes in accounting
      principles                                                                       -          (86,295)         (53,964)
                                                                                 -------          --------        ---------
Net earnings (loss) applicable to common stock                                   $64,034         $ 15,619         $(83,091)
                                                                                 =======          ========        =========


Weighted average number of common shares
  outstanding                                                                     41,905           41,594           41,364
    Shares issuable from assumed excercise
      of Common Stock Purchase Warrants                                                -                -                -
    Shares issuable from assumed excercise
      of Stock Options                                                                91                7               40
                                                                                  ------           ------          -------
Weighted average number of common shares
  outstanding, as adjusted                                                        41,996           41,601           41,404
                                                                                  ======           ======          =======

Fully diluted earnings per share:
  Net earnings (loss) applicable to common
    stock before cumulative effects of changes
    in accounting principles                                                       $1.52          $ (1.70)         $ (0.70)
      Cumulative effect of changes in accounting
        principles                                                                     -             2.08            (1.31)
                                                                                   -----           -------         --------
  Net earnings (loss) applicable to common
    stock                                                                          $1.52           $   .38         $ (2.01)
                                                                                   =====           =======         ========

Primary earnings per share:
  Net earnings (loss) applicable to common
    stock before cumulative effect of changes
    in accounting principles                                                       $1.53          $ (1.70)         $ (0.70)
      Cumulative effect of changes in
        accounting principles                                                          -             2.08            (1.31)
                                                                                   -----           -------          -------
  Net earnings (loss) applicable to common
    stock                                                                          $1.53           $  .38          $ (2.01)
                                                                                   =====           =======         ========


D5

Item 14.     (c) Exhibit 21    Subsidiaries of the Registrant

                                                                                              Percentage of
                                                                                            voting securities           Key to
                                                                                              owned or other            notes
                                       Name of Company                                       bases of control           below
                                      -----------------                                     ------------------          ------

         PARENTS:  None
         -------
         Registrant:  ASARCO Incorporated                                                                                (A)

         SUBSIDIARIES AND OTHER ASSOCIATED COMPANIES:
         -------------------------------------------
1        Air Resources Corporation (Delaware)                                          100.0                             (C)
2        Alta Mining and Development Company (Utah)                                       62.4                           (C)
3        American Limestone Company, Inc. (Delaware)                                     100.0                           (A)
4        American Smelting and Refining Company (New Jersey)                             100.0                           (C)
5        AR Mexican Explorations Inc. (Delaware)                                         100.0                           (A)
6           Compania Minera Real de Las Lomas, S.A. de C.V.                                  100.0                       (A)
           (Mexico)
7           Minera San Bernardo, S.A. de C.V. (Mexico)                                       100.0                       (A)
8           Minera Santa Regina, S.A. de C.V. (Mexico)                                       100.0                       (A)
9        AR Mexican Holdings, Inc. (Delaware)                                            100.0                           (A)
10          AR Specialty Chemicals, S. A. de C.V. (Mexico)                                   100.0                       (A)
11            Enthone-OMI de Mexico S.A. de C.V. (Mexico)                                         100.0                  (A)
12              Rafco Kemicals S.A. de C.V. (Mexico) (See 45)                                          17.0            (B) (E)
13       AR Montana Corporation (Delaware)                                               100.0                           (A)
14       Asarco Australian Holdings, Inc. (Delaware)                                   100.0                             (A)
15          M.I.M. Holdings Limited (Australia)                                               15.4                     (B) (E)
16       Asarco (Delaware) Incorporated (Delaware)                                       100.0                           (A)
17          Grupo Mexico, S.A. de C.V. (Mexico) (See 25 & 101)                                 2.4                     (B) (E)
18       Asarco Exploration Company, Inc. (New York)                                   100.0                             (A)
19          ASARCO Guyane Francaise S.A.R.L.                                           100.0                             (A)
20       Asarco Exploration Company of Canada, Limited
           (Canada)                                                                    100.0                             (A)
21       Asarco Finance Limited (Bermuda)                                                100.0                           (C)
22       Asarco International Corporation (Delaware)                                     100.0                           (A)
23       Asarco International Corp. FSC (Virgin Islands)                               100.0                             (A)
24       Asarco de Mexico (Delaware) Inc.                                              100.0                             (A)
25          Grupo Mexico, S.A. de C.V. (Mexico) (See 17 & 101)                                 0.09                    (B) (E)
26       Asarco Oil and Gas Company, Inc. (New York)                                     100.0                           (A)
27       ASARCO Santa Cruz, Inc. (Delaware)                                              100.0                           (A)
28          Covington Land Company (Delaware)                                                100.0                       (A)
29          CP Water Company (Arizona)                                                        50.0                       (A)
30       Asarco Trans-Ural Company (Delaware)                                          100.0                             (A)
31          Asarco Aginskoe, Inc. (Delaware)                                                 100.0                       (A)
32            A/O KAMGOLD (Russia)                                                                 25.0                (B) (E)
33       BioTrace Laboratories, Incorporated (Utah)                                      100.0                           (A)
34       Bridgeview Management Company, Inc. (New Jersey)                              100.0
35       Compania Minera Asarco, S.A. (Chile)                                            100.0                           (A)
36       Copper Basin Railway, Inc. (Delaware)                                            45.0                         (B) (D)
37       Domestic Realty Company, Inc. (Montana)                                         100.0                           (A)
38       Encycle, Inc. (Delaware)                                                        100.0                           (A)
39          Hydrometrics, Inc. (Delaware)                                                    100.0                       (A)
40          Encycle/Texas, Inc. (Delaware)                                                   100.0                       (A)
41       Enthone, Incorporated (New York)                                                100.0                           (A)
42          Ionic International Inc. (Michigan)                                              100.0                       (A)
43          Meltex, Inc. (Japan)                                                              16.25                    (B) (D)
44            Enthone-OMI (Singapore) Pte. Ltd. (Singapore)                                         8.0                  (A)
            (See 93)
45          Rafco Kemicals, S.A. de C.V. (Mexico) (See 12)                                    34.0                     (B) (E)
46       Enthone-OMI, Inc. (Delaware)                                                    100.0                           (A)
47          Ebara-Udylite Co., Ltd. (Japan)                                                   45.0                     (B) (D)
48          Electroplating Engineers of Japan Ltd. (Japan)                                    25.0                     (B) (D)
           (See 82)

D6

Form 10-K

Item 14.    (c) Exhibit 21    Subsidiaries of the Registrant

                                                                                              Percentage of
                                                                                            voting securities           Key to
                                                                                              owned or other            notes
                                       Name of Company                                       bases of control           below
                                      -----------------                                     ------------------         -------


         SUBSIDIARIES AND OTHER ASSOCIATED COMPANIES, cont'd:
         ----------------------------------------------------

49            Alpha Metals of Japan (Japan)                                                        50.0                (B) (D)
50            Electroplating Engineers S.A. (Switzerland)                                          24.0                (B) (D)
             (see 52)
51          Enthone-OMI (Benelux) B.V. (The Netherlands)                                     100.0                       (A)
52            Electroplating Engineers S.A. (Switzerland)                                          20.0                (B) (D)
             (see 50)
53            Enthone-OMI (France) S.A. (France) (See 58)                                          28.5                  (A)
54            OMETEC, S.A. (Switzerland)                                                           51.0                  (A)
55          Enthone-OMI (Canada) Inc. (Ontario, Canada)                                      100.0                       (A)
56          Enthone-OMI (Deutschland)GmbH (Germany) (See 80)                                  75.0                       (A)
57           Imasa B.V. (The Netherlands)                                                    100.0                       (A)
58          Enthone-OMI (France) S.A. (France) (See 53)                                       71.5                       (A)
59          Enthone-OMI Holdings (U.K.) Ltd. (United                                      82.41                          (A)
           Kingdom) (see 76)
60            AMZA Ltd. (Israel)                                                                   33.3                (B) (D)
61            Enthone-OMI Marketing (Europe) Ltd. (United                                         100.0                  (A)
              Kingdom)
62            Enthone-OMI (U.K.) Limited (United Kingdom)                                    100.0                       (A)
63            Friedr. Blasberg Svenska AB (Sweden)  (See 67)                                       24.7                (B) (D)
64          Imasa Limited (United Kingdom)                                                   100.0                       (A)
65            L.P.W. Chemie GmbH (Germany)                                                         49.0                (B) (D)
66              Blasberg Oberflaechentechnik GmbH (Germany)                                           100.0              (A)
67                Friedr. Blasberg Svenska AB (Sweden)                                                     24.7        (B) (D)
               (See 63)
68              Galvano Production Chemie GmbH (Germany)                                              100.0              (A)
69              Nihon LPW K.K. (Japan)                                                                  5.0            (B) (E)
70            OMI International (Portugal) Lda. (Portugal)                                   100.00
71          Enthone-OMI (Hong Kong) Company Limited (Hong                                      5.5                       (A)
           Kong) (See 91)
72          Enthone-OMI (Italia) S.p.A. (Italy) (See 77)                                      51.6                       (A)
73          Enthone-OMI K.K. (Japan)                                                         100.0                       (A)
74          Enthone-OMI (Sverige) A.B. (Sweden)                                              100.0                       (A)
75          Finima S.A. (France)                                                             100.0                       (A)
76           Enthone-OMI Holdings (U.K.) Ltd. (United                                           17.59                    (A)
             Kingdom) (See 59)
77            Enthone-OMI (Italia) S.p.A. (Italy) (See 72)                                         48.4                  (A)
78            Imasa A.G. (Switzerland)                                                             40.0                (B) (D)
79            Internacional de Manufacturas Asociadas, S.A.                                       100.0                  (A)
             (Spain)
80              Enthone-OMI (Deutschland) GmbH (Germany)
                 (See 56)                                                                              25.0
81          OMI Holding S.A. (Switzerland)                                                   100.0                       (A)
82            Electroplating Engineers of Japan Ltd. (Japan)                                       25.0                (B) (D)
             (See 48)
83            Enthone-OMI (Suisse) S.A. (Switzerland)                                             100.0                  (A)
84          OMI International Corporation (Delaware)                                         100.0                       (A)
85            Enthone-OMI (Australia) Pty. Ltd. (Victoria,                                        100.0                  (A)
              Australia)
86            Enthone-OMI (Austria) GmbH (Austria)                                                100.0                  (A)
87            Enthone-OMI (Espana) S.A. (Spain)                                                   100.0                  (A)
88              Walmanick S.A. (Spain)                                                                  4.7            (B) (E)
89              Westbridge S.A. (Spain)                                                                 4.7            (B) (E)

D7

Form 10-K

Item 14.    (c) Exhibit 21    Subsidiaries of the Registrant

                                                                                               Percentage of
                                                                                             voting securities           Key to
                                                                                              owned or other             notes
                                       Name of Company                                       bases of control            below
                                      ----------------                                      ------------------           ------

         SUBSIDIARIES AND OTHER ASSOCIATED COMPANIES, cont'd:
         -----------------------------------------------------

90            Enthone-OMI (Europe) Corporation (Delaware)                                         100.0                   (A)
91            Enthone-OMI (Hong Kong) Company Limited (Hong                                        94.5                   (A)
            Kong) (See 71)
92              Hua-Mei Electroplating Co. Ltd. (People's                                              45.0             (B) (D)
               Rep.of China)
93            Enthone-OMI (Singapore) Pte. Ltd. (Singapore)                                        60.0                   (A)
              (See 44)
94              Enthone-OMI (Malaysia) SDN BHD (Malaysia)                                             100.0               (A)
95       Federal Mining and Smelting Company (Idaho)                                     100.0                            (A)
96       Federated Metals Canada Limited (Canada)                                        100.0                            (A)
97          Federated Genco Limited (Canada)                                                  60.0                      (B) (D)
98       Federated Metals Corporation (New York)                                         100.0                            (A)
99          Lone Star Lead Construction Corp. (New York).                                    100.0                        (A)
100      Geominerals Insurance Company, Ltd. (Bermuda)                                   100.0                            (A)
101      Grupo Mexico, S.A. de C.V. (Mexico) (See 17 & 25)                                21.1                          (B) (E)
102      Lac d'Amiante du Quebec, Ltee (Delaware)                                        100.0                            (A)
103         LAQ Canada, Ltd. (Delaware)                                                           100.0                   (A)
104      Mines Trading Company Ltd. (United Kingdom)                                     100.0                            (A)
105      Mining Development Company (Delaware)                                           100.0                            (A)
106         Puya Raymondi Empresa Minera S.A. (Bolivia)                                       70.0                        (A)
107      Minto Explorations Ltd. (British Columbia)                                       32.1
108      Mission Exploration Company (Delaware)                                          100.0                            (A)
109           Lesarco, Inc. (Phillipines)                                                     30.0
110      NCBR, Inc. (Delaware)                                                           100.0                            (A)
111      Neptune Mining Company (Delaware)                                                52.2                          (B) (D)
112      Northern Peru Mining Corporation (Delaware)                                     100.0                            (A)
113         Corporacion Minera Nor Peru, S.A. (Peru)                                               80.0                   (A)
114      Protective Technologies International, Inc.
          (Delaware)                                                                     100.0                            (A)
115      Silver Valley Resources Corporation (Delaware)                                   50.0                            (A)
116      Southern Peru Copper Corporation (Delaware)                                      52.3                          (B) (D)
117      The International Metal Company (New York)                                      100.0                            (A)
118      Tulipan Company, Inc. (Delaware)                                                 52.3                          (B) (E)

D8
                                     NOTES
                                    ------
(A)Included in financial statements of Registrant and consolidated subsidiaries at December 31, 1994, filed as part of this Form 10-K.

(B)Excluded   from   financial   statements  of  Registrant   and   consolidated
subsidiaries filed as part of this Form 10-K, except to the extent noted in Notes D and E. These companies are not in the aggregate considered significant.


(C)Inactive, having no assets or liabilities.


(D)Carried on the equity method. None of the 50%-or-less owned companies constitutes a significant subsidiary. Separate Financial Statements are submitted herewith for Southern Peru Copper Corporation and its consolidated subsidiaries.



(E)M.I.M. and Grupo Mexico are carried on the cost method. Commencing in the third quarter of 1988, Asarco changed from its equity method of accounting for Southern Peru Copper Corporation and commencing in 1994 returned to the equity method of accounting.

D9

                                 Exhibit 10(a)

                              ASARCO INCORPORATED

                               STOCK OPTION PLAN
                      As last amended on November 30, 1994


1. Purpose of the Plan. The Plan is designed to increase the interest of the executive and other key salaried employees of the Company and of its subsidiaries in the Company's business through the added incentive created by the opportunity afforded for stock ownership under the Plan.

2. Administration of the Plan. The Plan will be administered by a Committee of not less than three directors selected by the Board, to serve at the pleasure of the Board. A member of the Committee will not be eligible, while a member, to receive an Option under the Plan. He may, however, exercise Options previously granted to him. Any action taken by a majority of the Committee shall be the action of the Committee. The decision of the Committee on any questions concerning or involved in the interpretation or administration of the Plan shall, as between the Company and the Option holders, be final and conclusive. The Committee may consult with counsel, who may be of counsel to the Company, and shall not incur any liability for any action taken in good faith in reliance upon the advice of counsel. Grants of Options to individuals selected by the Committee will be subject to approval thereof by the Board of Directors and will become effective upon execution and delivery by the Company of the documents setting forth the terms of the Options. Within the limitations of the Plan, the number of shares for which Options will be granted from time to time and the periods for which the Options will be outstanding will be determined by the Committee.

Options granted under the Plan may be either incentive stock options, as defined in Section 422A(b) of the Internal Revenue Code, or options which do not meet the requirements of said Section 422A(b) of the Code, hereinafter referred to as non-qualified stock options.

3. Participants. Participants will be selected by the Committee from among the executive and key salaried employees of the Company or of any subsidiary of the Company, including officers.

4. Number of Shares. Subject to Section 5, the number of shares of Common Stock of the Company which may be subject to Options granted pursuant to the Plan after January 26, 1983 shall not exceed 1,100,000, plus the number of shares of Common Stock (not in excess of 443,776) subject to Options granted pursuant to the Plan prior to such date which thereafter lapse without being exercised. More than one Option may be granted to the same participant. For Options granted prior to 1987, subject to adjustment as provided below, no participant may be granted incentive stock options in any one calendar year to purchase more than $100,000 of Common Stock of the Company, valued at the time of the grant, provided, however, that one-half of any unused portion of such amount may be carried over for grants to such participants in any of the three succeeding calendar years. For incentive stock options granted after December 31, 1986, the aggregate fair market value (determined at the time of grant) of shares of Common Stock with respect to which incentive stock options are first exercisable under the terms of the Option and the Plan, or under all incentive stock option plans (as defined in Section 422A of the Internal Revenue Code) of the Company, or of its subsidiaries, during any calendar year shall not exceed $100,000. Shares subject to the Plan may be either authorized but unissued shares (which will not be subject to pre-emptive rights) or shares that were once issued and subsequently reacquired by the Company. If any Option is surrendered before exercise or lapses without exercise or for any other reason ceases to be exercisable, the shares reserved therefor shall continue to be available under the Plan.

D10

5. Stock Adjustment. To the extent permitted in the case of incentive stock options by Sections 422A and 425 of the Internal Revenue Code, in the event that the outstanding shares of Common Stock of the Company are increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation, through reorganization, merger, consolidation, liquidation, recapitalization, reclassification, stock split-up, combination of shares or dividend payable in stock of the class which is subject to this Plan, appropriate adjustment in the number and kind of shares as to which Options may be granted and as to which Options or portions thereof then unexercised shall be exercisable, and in the Option Price thereof, shall be made to the end that the proportionate number of shares or other securities as to which Options may be granted and the Option holder's proportionate interest under outstanding Options shall be maintained as before the occurrence of such event. Any such adjustment in the shares or other securities subject to outstanding Options (including any adjustment in the Option Price) shall be made in such manner as not to constitute a modification as defined by subsection
(h)(3) of Section 425 of the Internal Revenue Code.

6. Option Price. The Option Price will be not less than 100% of the fair market value of the shares at the time of the granting of the Option. Such fair market value shall be determined by the Committee and shall be taken at not less than the mean of the high and low prices of the Common Stock on the New York Stock Exchange on the day on which the Option is granted, or, if no sale of the Common Stock shall have been made on the Exchange on that day, then on the next preceding day on which there was such a sale.

7. Terms of Options. Each Option will provide by its terms that it is not exercisable after the expiration of ten years from the date such Option is granted. Within this limitation the Committee will determine the expiration dates of the Options. Options may be exercised at any time or from time to time, within their terms, in whole or in part.

Unless the terms of an Option provide to the contrary, upon exercise, the Option Price is payable in cash or by delivering Common Stock of the Company owned by the grantee having a fair market value (determined as provided in Section 6) at least equal to the Option Price, or a combination of Common Stock and cash; and payment of the Option Price by any means shall be made prior to the delivery of the shares as to which the Option was exercised. The payment of taxes, if any, upon the exercise of an Option pursuant to this Section 7 or a stock appreciation right relating thereto pursuant to Section 10, shall be in cash at the time of exercise or on the applicable tax date under Section 83 of the Code, if later; provided, however, that such tax withholding obligations with respect to Options (including stock appreciation rights relating thereto) other than incentive stock options (including stock appreciation rights relating thereto) may be met by the withholding of Common Stock of the Company otherwise deliverable to the grantee pursuant to procedures approved by the Committee. Options other than incentive stock options may also be exercised in accordance with a cashless exercise program under which either (A) if so instructed by the grantee, shares may be issued directly to the grantee's broker or dealer upon receipt of the purchase price in cash from the broker or dealer or (B) shares may be issued by the Company to the grantee's broker or dealer in consideration of such broker's or dealer's irrevocable commitment to pay to the Company that portion of the proceeds from the sale of such shares that is equal to the exercise price of the Option(s) relating to such shares.

8. Listing and Registration. The Company, in its discretion, may postpone the issuance and delivery of shares upon any exercise of an Option until completion of such stock exchange listing, or registration or other qualification of such shares under any state or federal law, rule or regulation as the Company may consider appropriate; and may require any person exercising an Option to make such representations and furnish such information as it may consider appropriate in connection with the issuance of the shares in compliance with applicable law.

D11

9. Consideration for Grant of Options. The grantee of an Option will, at the time of the grant, be required to enter into an employment contract with the Company for a period of not less than two years, subject to retirement pursuant to the Company's Retirement Benefit Plan for Salaried Employees, and on other terms approved by the Board of Directors, including the right of the Company to terminate the employment at any time on two months notice.

10. Form of Options and Conditions to Their Exercise. It is intended, except as otherwise provided herein, that the Options shall conform to the requirements of Sections 422A and 425 of the Internal Revenue Code and to the provisions of this Plan and shall otherwise be as determined by the Committee and approved by the Board of Directors. The terms "parent corporation" and "subsidiary corporation" shall have the meanings given to them by Section 425 of the Internal Revenue Code. All section references to the Internal Revenue Code in this Plan are intended to include any amendments or substitutions therefor in the Code subsequent to the adoption of the Plan.

The Options by their terms will provide that they will not be transferable by the grantee otherwise than by will or the laws of descent and distribution and that each is exercisable, during the lifetime of the grantee, only by him. Each incentive stock option granted prior to November 24, 1987, will provide that the Option is not exercisable while there is outstanding (within the meaning of Section 422A(c)(7) of the Internal Revenue Code as in effect prior to amendments introduced by the Tax Reform Act of 1986) any incentive stock option which was granted, before the granting of the Option, to the grantee to purchase Common Stock of the Company or any corporation which at the time of the granting of the Option is a parent or a subsidiary of the Company or a predecessor corporation of any such corporation.

An Option may be exercised only if at all times during the period beginning with the date of the granting of the Option and ending on the date of such exercise, the grantee was an employee of either the Company or of a parent or subsidiary of the Company or of another corporation referred to in Section 422(a)(2) of the Internal Revenue Code, unless such continuous employment is terminated by such employer, or by retirement under the Company's Retirement Benefit Plan for Salaried Employees, or otherwise terminated with the written consent of the employer. If such continuous employment is so terminated, the Option may also be exercised within a period to be provided in the Option or by agreement with the grantee of an Option not to exceed three years after such termination of continuous employment, but in no event later than the termination date of the Option. If the grantee should die at any time when the Option, or any portion thereof, shall be exercisable by him, the Option will be exercisable within a period provided for in the Option or by agreement with the grantee of the Option, not to exceed the three years next succeeding his death, by the person or persons to whom his rights under the Option shall have passed by will or by the laws of descent and distribution, but in no event at a date later than the termination of the Option.

Notwithstanding the foregoing, the Committee may, in its sole discretion, grant to a grantee of an Option (whether outstanding on April 23, 1980 or granted thereafter) the right (hereinafter referred to as a "stock appreciation right") to elect, in the manner described below, in lieu of exercising his Option for all or a portion of the shares covered by such Option, to relinquish his Option with respect to any or all of such shares and to receive from the Company a payment having a value equal to the amount by which (a) the fair market value of a share of Common Stock on the date of such election, multiplied by the number of shares as to which the grantee shall have made such election, exceeds (b) the total purchase price for that number of shares of Common Stock under the terms of such Option. A grantee who makes such an election shall receive payment in the sole discretion of the Committee (i) in cash equal to such excess; or (ii) in the nearest whole number of shares of Common Stock of the Company having an aggregate value which is not greater than the cash amount calculated in (i) above; or (iii) a combination of (i) and (ii) above. A stock appreciation right may be exercised only when the amount described in (a) above exceeds the amount described in (b) above. An election to exercise stock appreciation rights shall be deemed to have been made on the day written notice of such election, addressed to the Committee, is received at the Company's offices at 180 Maiden Lane, New York, New York 10038. In the case of exercises of stock appreciation rights the fair market value of a share of Common Stock on any date shall be the closing sale price for such date as reported in New York Stock Exchange Composite Transactions. An Option or any portion thereof with respect to which a grantee has elected to exercise the stock appreciation rights described above shall be surrendered to the Company and such Option shall thereafter remain exercisable according to its terms only with respect to the number of shares as to which it would otherwise be exercisable, less the number of shares with respect to which stock appreciation rights have been exercised. The grant of a stock appreciation right shall be evidenced by such form of agreement as the Committee may prescribe. The agreement evidencing stock appreciation rights will provide that they will not be transferable by the grantee otherwise than by will or the laws of descent and distribution and that they will be exercisable, during the lifetime of the grantee, only by him. Tax withholding obligations, if any, arising upon the exercise of a stock appreciation right with respect to an Option shall be satisfied in accordance with the last sentence of Section 7.

D12

11. Term of Plan. Options may be granted under the Plan at any time after it has been adopted by the Stockholders and on or before January 25, 1993 at the end of which period the Plan will expire, except as to Options then outstanding which shall remain in effect until their exercise, expiration or termination.

12. Amendment of Plan. The Plan may be amended at any time by the Board of Directors provided that (except pursuant to Section 5) no amendment made without approval of stockholders shall increase the total number of shares which may be issued under Options granted pursuant to the Plan, or reduce the minimum Option Price, or extend the latest date upon which Options may be granted or shall be exercisable, or change the class of employees eligible to receive Options. No amendment of the Plan shall, without the optionee's consent, adversely affect any Option then outstanding.

D13

                                 Exhibit 10(d)

                              ASARCO INCORPORATED

                           SUPPLEMENTAL PENSION PLAN
                       FOR DESIGNATED MID-CAREER OFFICERS
                      As Amended through January 25, 1995


WHEREAS, the Organization and Compensation Committee (the "Committee") of the Board of Directors of ASARCO Incorporated (the "Company") has been advised by its independent compensation consultants that executive officers who join or have joined the Company in mid-career, and subsequently serve as vice president or higher rank for ten or more years, usually do not have sufficient time before retirement to accrue benefits under existing pension plans of the Company adequate to their needs or appropriate to reflect their experience or employment responsibilities, and that a supplemental retirement benefits plan for such persons should be adopted to remove these inequities, to encourage the continued association of these executives with the Company, and to assure that the Company is able to attract and retain executives with valuable prior experience; and

WHEREAS, the Committee has recommended the adoption of, and the Board of Directors has approved and decided to adopt, the Asarco Supplemental Pension Plan for Designated Mid-Career Officers (the "Plan") to permit the Company to provide supplemental retirement benefits to key officers identified by the Committee who otherwise would receive retirement benefits which would not reflect their experience prior to employment with the Company or would not be appropriate for the position of responsibility which they hold with the Company.

NOW, THEREFORE, the Company hereby adopts the Plan effective November 24, 1987.

1.    DEFINITIONS.

         1.1 Committee. Committee is the Organization and Compensation Committee of the Board of Directors of ASARCO Incorporated (the "Company").

         1.2 Executive. Executive is an officer of the Company holding a rank of Vice President or higher who is determined by the Committee in its sole discretion to be a person who when first employed by the Company already had prior business or professional experience which was valuable to the Company and relevant to the position for which he was employed. This term shall also include the Executive's spouse in the event Benefit payments, as described hereinafter, to such spouse have commenced under the Plan.

         1.3 Final Compensation Rate. The Final Compensation Rate of the Executive shall mean the average of the sixty highest consecutive monthly amounts of his basic compensation, bonuses, and payments he received for his trust account each month under the Salary Adjustment Program and Contingent Stock Allotment Plan in the one hundred twenty months preceding his retirement or termination of employment prior to age 65. Basic compensation shall include any amount of salary or bonus which is deferred under any deferred compensation plan of the Company, at the time the services giving rise to the deferred income are performed.

         1.4 Primary Insurance Amount. The Primary Insurance Amount shall be the Executive's Primary Insurance Amount for social security purposes, determined on the basis of the Executive's actual compensation with respect to years of employment with the Company. With respect to years of employment, if any, prior to employment with the Company, the Committee shall estimate the employee's income that is treated as wages for purposes of the Social Security Act. If the Executive's employment with the Company is terminated prior to age 65, for years following termination of employment, it shall be assumed for purposes of calculating the Primary Insurance Amount that the Executive earns compensation so as to accrue maximum Social Security benefits.

D14


2. SUPPLEMENTAL BENEFIT. All supplemental benefits under the Plan shall be determined according to this Section 2.

         2.1 Benefit. The base annual Benefit payable to the Executive on or after age 65 shall be determined by multiplying his annualized Final Compensation Rate by 0.55 (fifty-five percent). This amount shall be reduced by the sum of (i) the annual amount of any benefits accrued to the date of termination of employment with the Company (other than benefits attributable to pre- or post-tax contributions made by the Executive) which are payable, which have been paid or which will become payable to the Executive from any defined benefit or money purchase pension plan (whether qualified or nonqualified) maintained by the Company or any other employer at any time, and (ii) his annual Primary Insurance Amount. In the event the Executive has received, is receiving, or is scheduled to receive benefits from another such pension plan in any form other than a single life annuity (including a single sum distribution or a variable annuity) or at a time other than when benefits commence under this Plan, the benefits to be taken into account under (i) above shall be determined in good faith by the Company based on actuarial assumptions and factors reasonably utilized under the ASARCO Salaried Retirement Plan (the "Salaried Plan") as of the date of determination, or to the extent such factors or assumptions do not contemplate a particular situation which arises under this Plan, based upon the factors applied by the Pension Benefit Guaranty Corporation for purposes of determining the present value of benefits upon termination of a plan with insufficient assets. In the event of a controversy concerning the calculation of benefits described in (i) above, the Committee shall in good faith determine the amount of benefits pursuant to Section 5 of the Plan. The benefit remaining after this reduction shall constitute the Executive's net annual Benefit.

         2.2 Form and Timing of Payment. The net annual Benefit shall be payable to the Executive annually, in equal monthly installments, for life, commencing upon the day upon which the Executive is first eligible to receive benefits from the Salaried Plan (whether or not benefits have actually commenced from such plan) (the "Commencement Date") except as provided under Section 3.1 below; provided, however, if the Executive is married at his date of death, his surviving spouse shall receive a lifetime benefit of 50% of the amount of the Executive's Benefit for her lifetime; and further provided, however, that an Executive may, (i) at least twelve (12) months prior to the date on which the Executive terminates employment with the Company (the "Date of Termination") or
                  (ii) in the event of termination by reason of "disability" (as defined for purposes of the Salaried Plan), prior to the Date of Termination, elect in writing to receive his Benefit in a lump sum, payable as soon as practicable following the later of the Commencement Date and the Date of Termination, except as provided under Section 3.1 below. Any such election may be revoked, provided that no such revocation shall be given effect unless it is made in writing at least twelve (12) months prior to the Date of Termination. The amount of such lump sum shall be the lump sum equivalent value of the Benefit, determined (after taking into account, if applicable, the reductions for early commencement of Benefits set forth in
                  Section 3.2) by using the following actuarial assumptions for the Executive (and spouse, if married at the date of determination):

                  Interest Rate:     The rate  will be the  yield on U.S.
                                     Treasury debt obligations with a 10-year maturity. The rate will be determined as of the Date of Termination or, if elected by the Participant at least 12 calendar months prior to the Date of Termination, the rate in effect as of the date 12 calendar months prior to the Date of Termination.

D15

                  Mortality Table:   The  Mortality   Table  contained  in  U.S.
                                     Internal  Revenue  Service  Revenue  Ruling
                                     95-6  or  any  succeeding   Revenue  Ruling
                                     issued by the Internal Revenue Service for use in applying the provisions of sections
                                     415  and  417(e)  of the  Internal  Revenue
                                     Code.

         2.3 Eligibility for Benefit. Except for payments under Section 3.3 no Benefit shall be payable unless the Executive shall have been in the employ of the Company as a Vice President or officer of higher rank for a period of at least 10 years on his date of termination of employment.

3. TERMINATION OF EMPLOYMENT PRIOR TO AGE 65. If the Executive terminates employment prior to age 65, for any reason, his rights and Benefits under the Plan will be determined in accordance with this Section 3.

         3.1 Benefit Commencement. The commencement date of Benefit payments shall be the day upon which the Executive is first eligible to receive benefits from the Salaried Plan (and the Executive shall have no right to elect any other commencement date); provided, however, that at the option of the Company, the Company may require that the Executive's benefit commencement date shall be age 65, if later than the date Benefits would otherwise commence hereunder. The option provided to the Company herein shall not be exercised unreasonably or in bad faith.

         3.2 Benefit Adjustment. If the Executive terminates prior to age 65 for reasons other than death or total and permanent disability, as determined by the Company's physician, his Benefit shall be reduced by 33/100 of one percent (0.0033) for each month such termination precedes the month in which he attains age 65.

         3.3 Death and Disability. If the employment of the Executive with the Company terminates prior to age 65 but after completion of at least 10 years service with the Company, whether or not as an officer, due to reason of total and permanent disability, as determined by the Company's physician, the Executive will be eligible for immediate commencement of Benefit payments pursuant to Section 2. Further, no reduction in Benefits will be made under Section 3.2 above. If the employment of the Executive with the Company terminates prior to the age 65 but after completion of at least 10 years service with the
                  Company, whether or not as an officer, for the reason of death, the Executive's surviving spouse, if any, shall be eligible for immediate commencement of the survivor portion of the Executive's Benefit set forth in Section 2.2 above, except that if the spouse is more than 60 months younger than the Executive, such spouse's benefit shall be reduced by 1/12 of 1% for each full month by which the spouse is more than 60 months younger than the Executive; provided, however, that in determining the amount of such survivor benefit, no reduction shall be made pursuant to Section 3.2 for the early commencement of benefits; and further provided, however, that if at the time of the Executive's death, a valid lump sum election is in effect with respect to the Executive's Benefit, the survivor portion of such Benefit (after applying the factors set forth above) shall be paid in a lump sum as soon as practicable after the Executive's death, and the amount of such lump sum shall be determined in a manner consistent with the actuarial assumption set forth in Section 2.2 above.

         3.4      Company  Consent.  Except for termination of employment  under
                  Section 3.3 above, if the Executive voluntarily terminates employment with the Company prior to age 65 without the express, written consent of the Company, all rights of the Executive to Benefits hereunder shall thereupon terminate; it being understood that if the Executive's employment is terminated at the Company's request, no Benefits hereunder shall be forfeited pursuant to this Section 3.4.

D16

4. INDEMNIFICATION. The Company shall pay any and all legal fees and expenses incurred by the Executive in seeking to obtain or enforce any rights under the Plan, provided that Executive is successful in obtaining or enforcing such rights.

5. ADMINISTRATION. Issues relating to the administration of the Plan and payment of Benefits thereunder shall be determined in good faith by the Committee pursuant to the terms of the Plan.

6. AMENDMENT. The Plan may not be terminated or amended except by action of the Board of Directors of the Company, and may not be amended to terminate or reduce or adversely affect Benefits to any Executive then participating in the Plan without the approval of such Executive.

7. GOVERNING LAW; BINDING EFFECT. The Plan shall be governed and construed and enforceable in accordance with the laws of the State of New Jersey. If the Company is consolidated or merged with or into another corporation, or if another entity purchases all, or substantially all of the Company's assets the surviving or acquiring corporation shall succeed to the Company's rights and obligations under the Plan. The Plan shall inure to the benefit of, and is enforceable by, the Executive's personal or legal representatives, executors, administrators, successors, heirs, devisees, and legatees. If the Executive dies while married and any amounts are payable under the Plan, all such amounts, unless otherwise provided, shall be paid in accordance with the terms of the Plan to the Executive's surviving spouse.

8. NATURE OF OBLIGATIONS. The Company's obligations to pay Benefits under the Plan shall be contractual in nature only, however, the amounts of such payments may be held in a trust, the assets of which shall be subject to the claims of the Company's general creditors in the event of bankruptcy or insolvency only. Any benefit paid from such trust shall reduce the amount of benefits owed by the Company.

9. NOTICE. Any notice or filing required or permitted to be given to the Company shall be sufficient if in writing and hand delivered or when sent by Registered or Certified mail to the principal office of the Company, directed to the attention of the Secretary of the Company. Any notice to the Executive must be in writing and is effective when delivered or when mailed by Registered or Certified mail, return receipt requested, postage prepaid to the Executive or his personal representatives at his last known address.

10. EMPLOYMENT. Nothing contained in the Plan nor any action taken hereunder shall be construed as a contract guaranteeing the Executive continued status as an employee. Further, if the Executive has committed willful misconduct in office materially injurious to the Company or has been convicted of a felony relating to conduct in office affecting the Company constituting willful violation of criminal law, any rights of the Executive under the Plan shall terminate.

11. VALIDITY. In the event any provision of this Plan is held invalid, void, or unenforceable, the same shall not affect in any respect whatsoever the validity of any other provision of this Plan.

12.      ASSIGNMENT.   Executive  may  not  assign,  alienate,   anticipate,  or
         otherwise encumber any rights, duties or amounts which he may be entitled to receive under the Plan.

13. PROTECTIVE PROVISIONS. The Executive shall cooperate in good faith with the Company in furnishing any and all information reasonably requested by the Company in order to determine and facilitate Benefit payments under the Plan.

14. GENDER, SINGULAR AND PLURAL. All pronouns in any variations thereof shall be deemed to refer to the masculine or feminine as the identity of the person or persons may require. As the context may require, the singular may be read as the plural and the plural as the singular.

D17

15. CAPTIONS. The captions to the sections and paragraphs of the Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

IN WITNESS WHEREOF the Plan, as amended through January 25, 1995, has been adopted by the Company upon the recommendation of the Committee and the approval of its Board of Directors.

                                    ASARCO Incorporated



                                    By /s/ David B. Woodbury
                                       ---------------------
                                         Vice President

Attest:


/s/ C. D. Gonzalez
------------------
Assistant Secretary

D18

                                 Exhibit 10(e)

                    ASARCO INCORPORATED RETIREMENT PLAN FOR
                             NON-EMPLOYEE DIRECTORS
                      As Amended through January 25, 1995


Effective as of January 27, 1988, ASARCO Incorporated ("ASARCO") hereby establishes the ASARCO Incorporated Retirement Plan for Non-Employee Directors, a non-qualified deferred compensation plan for the exclusive benefit of its non-employee directors, pursuant to authorization of the Board of Directors of ASARCO.


                                   ARTICLE I
                                  INTRODUCTION

Section 1.1 Name of Plan. The name of the plan is the "ASARCO Incorporated Retirement Plan for Non-Employee Directors." It is also referred to as the "Plan."

Section 1.2  Effective  Date.  The effective date of the Plan is January 27,
             1988.

                                   ARTICLE II
                                  DEFINITIONS

Section 2.1 "Board" shall mean the Board of Directors of ASARCO.

Section 2.2 "Compensation  Committee"  shall  mean  the  Organization  and
            Compensation Committee of the Board or its delegate.


Section 2.3 "Non-Employee  Director" shall mean a director  serving on the
             Board of ASARCO who is not an employee of ASARCO or any of its subsidiaries or affiliated business entities.

Section 2.4 "Participant" shall mean a Non-Employee Director.

Section 2.5 "Plan Year" shall mean a calendar year.

Section 2.6 "Year of  Service"  shall  mean 365 days of  membership  on the
             Board both before and after the Effective Date; provided, however, that in no event shall membership on the Board from the date of one annual meeting of stockholders of ASARCO to the date of the next consecutive annual meeting of such stockholders be treated as less than one Year of Service. Membership on the Board shall be cumulative for periods of service on the Board which are not consecutive.

                                  ARTICLE III
                            BENEFITS UNDER THE PLAN

Section 3.1 Eligibility to Receive Benefits Under The Plan. A Participant under this Plan shall be eligible to receive benefits under this Plan only if, at the time of termination from service on the Board or at any later date, such Participant has not earned an accrued benefit under any qualified retirement plan sponsored by ASARCO or any of its subsidiaries or affiliated businesses. If a Participant earns an accrued benefit under any such qualified retirement plan after payments under this Plan to the Participant have commenced, all future payments made from this Plan on behalf of such Participant shall immediately be forfeited.

D19

Section 3.2 Vesting of Benefits Under the Plan. A Participant shall be vested in benefits provided under the Plan in accordance with the following schedule:



                           Years of Service                            Vested
                           as an ASARCO Director                     Percentage
                           ---------------------                     ----------
                           less than 5                                       0%
                           5 but less than 6                                50%
                           6 but less than 7                                60%
                           7 but less than 8                                70%
                           8 but less than 9                                80%
                           9 but less than 10                               90%
                           10 or more                                      100%


Section 3.3 Amount of Annual Benefit Payable Under The Plan. A vested Participant who is eligible to receive benefits under this Plan shall be entitled to receive an annual benefit equal to the amount of the annual retainer fee in effect for service on the Board at the time the Participant's most recent service on the Board is terminated. Notwithstanding the above, the aggregate annual amount, if any, payable during the remainder of the calendar year in which the Participant terminates service with the Board, shall be equal to:

                         a) The amount of the annual  retainer fee in effect at
                            the time of termination from the Board, minus

                         b) The pro rata  portion,  if any, of the annual
                            retainer fee  for  the  year  the   Participant's
                            service is terminated, and during which the Participant served in the capacity of a director.


Section 3.4 Form of Benefit. Except as provided in Section 3.5, benefits payable to a Participant shall be paid in the form of a quarterly single life annuity in an amount equal to one-fourth of the annual benefit determined in accordance with Section 3.3.

                         In no event shall any benefits be payable under the Plan after the death of a Participant.

Section 3.5              Time and  Duration  of  Payments  Under  the  Plan.
                         Benefits under the Plan shall commence as of the last day of the calendar quarter coincident with or next following the later of the date the Participant attains age 65 or the date the Participant terminates service on the Board (the "Date of Termination"). Such payments shall be made on the last day of each calendar quarter thereafter and shall continue until the last day of the calendar quarter preceding the Participant's death; provided, however, that a Participant may, (i) at least twelve (12) months prior to the Date of Termination or
                         (ii) in the event of termination by reason of disability (as determined by the Compensation Committee), prior to the Date of Termination, elect in writing to receive such payments in a lump sum, payable as soon as practicable following the later of the date the Participant attains age 65 or the Date of Termination. Any such election may be revoked, provided that no such revocation shall be given effect unless it is made in writing at least twelve (12) months prior to the Date of Termination. The amount of such lump sum shall be the lump sum equivalent value of a Participant's benefits under the Plan, determined by using the following actuarial assumptions:

D20

                  Interest Rate:     The rate  will be the  yield on U.S.
                                     Treasury debt obligations with a 10-year maturity. The rate will be determined as of the Date of Termination or, if elected by the Participant at least 12 calendar months prior to the Date of Termination, the rate in effect as of the date 12 calendar months prior to the Date of Termination; provided, however, if at the Date of Termination the Participant has not attained age 64, such Participant shall have the right to elect, up to the time of attaining age 64, to apply the rate in effect as of the date 12 calendar months prior to the date that benefits commence under the Plan.

                  Mortality Table:   The  Mortality  Table  contained in
                                     U.S.   Internal   Revenue  Service  Revenue
                                     Ruling  95-6  or  any  succeeding   Revenue
                                     Ruling  issued  by  the  Internal   Revenue
                                     Service for use in applying the provisions of sections 415 and 417(e) of the Internal
                                     Revenue Code.

                         Notwithstanding any other provision of this Plan to the contrary, the Chairperson of the Compensation Committee may, in his or her sole discretion, direct that payments be made before such payments are otherwise due if, for any reason (including, but not limited to, a change in the tax or revenue laws of the United States of America, a published ruling or similar announcement issued by the Internal Revenue Service, a regulation issued by the Secretary of the Treasury or his delegate, or a decision by a court of competent jurisdiction involving a Participant), it believes that a Participant has recognized or will recognize income for federal income tax purposes with respect to amounts that are or will be payable under the Plan before they are paid. In making this determination, the Chairperson shall take into account the hardship that would be imposed on the Participant by the payment of federal income taxes under such circumstances.

Section 3.6              Non-Assignability  of  Interests.   The  interests
                         herein and the right to receive benefits hereunder may not be anticipated, alienated, sold, transferred, assigned, pledged, encumbered, or subjected to any charge or legal process, and if any attempt is made to do so, or a Participant becomes bankrupt, the interests under the Plan of the person affected may be terminated by the Compensation Committee.

Section 3.7 No Offsets. Under no circumstances shall ASARCO be entitled to offset benefits payable pursuant to the Plan to a Participant in any manner with respect to any claim it may have against such Participant.

D21

                                   ARTICLE IV
                              PLAN ADMINISTRATION

Section 4.1 Administration. The Plan shall be administered by the Compensation Committee. The Compensation Committee shall have the authority to interpret the Plan and any such interpretation shall be final and binding on all parties. The Compensation Committee shall have the authority to delegate the duties and responsibilities of maintaining records, issuing such regulations as it deems appropriate, and making distributions hereunder.

                                   ARTICLE V
                           AMENDMENT AND TERMINATION

Section 5.1 Amendment and Termination. The Board may amend or terminate the Plan at any time, provided that no such amendment or termination shall adversely affect the amounts payable under the Plan before the time of such amendment or termination unless the Participant becomes entitled to a benefit equal in value to such amount under another plan or practice adopted by ASARCO. ASARCO will pay for all distributions made pursuant to the Plan and for all costs, charges and expenses relating to the administration of the Plan.

                                   ARTICLE VI
                                 MISCELLANEOUS

Section 6.1 Limitation of Rights. Neither the establishment of this Plan, nor any modification hereof, nor the payment of any benefits hereunder, shall be construed as giving to any Participant or other person any legal or equitable right against ASARCO, or any officer or employee thereof, except as herein provided. Under no circumstances shall participation in the Plan be construed to confer upon any individual the right to remain a member of the Board.

                         ASARCO's obligation to pay any benefits under this Plan shall be contractual in nature only, however, the amounts of such benefits may be held in a trust, the assets of which shall be subject to the claims of ASARCO's general creditors in the event of bankruptcy or insolvency only. Any benefit paid from such trust shall reduce the amount of benefits owed by ASARCO.

Section 6.2 Application of Payments. If, for any reason, the Compensation Committee shall determine that it is not desirable because of the incapacity of the person who shall be entitled to receive any payments hereunder, to make such payments directly to such person, the Compensation Committee may apply such payment for the benefit of such person in any way that it shall deem advisable or may make any such payment to any third person who, in the judgment of the Compensation Committee, will apply such payment for the benefit of the person entitled thereto. In the event of such payment ASARCO and the Board shall be discharged from all further liability for such payment.

Section 6.3 Applicable Law. All questions pertaining to the construction, validity and effect of the Plan shall be determined in accordance with the laws of the United States and the laws of the State of New Jersey.

D22

IN WITNESS WHEREOF the Plan, as amended through January 25, 1995, has been adopted by the Company upon the recommendation of its Organization and Compensation Committee and the approval of its Board of Directors.

                                    ASARCO Incorporated



                                    By /s/ David B. Woodbury
                                       ----------------------
                                           Vice President

Attest:


/s/ C. D. Gonzalez
-------------------
Assistant Secretary

D23

                                 Exhibit 10(g)

                              ASARCO INCORPORATED

                              STOCK INCENTIVE PLAN
                      As last amended on November 30, 1994


1.       Purpose

The purpose of this Stock Incentive Plan (the "Plan") is to increase the interest of the executive and other key salaried employees of ASARCO Incorporated (the "Company") and of its subsidiaries in the Company's business through the added incentive created by the opportunity afforded for stock ownership under the Plan. Such ownership will provide such employees with a further stake in the future welfare of the Company, and encourage them to remain with the Company and its subsidiaries. It is also expected that the Plan will encourage qualified persons to seek and accept employment with the Company and its subsidiaries. Pursuant to the Plan, such employees will be offered the opportunity to acquire common stock through the grant of options, the award of restricted stock under the Plan, bonuses payable in stock or a combination thereof.

As used herein, the term "subsidiary" shall mean any present or future corporation which is or would be a "subsidiary corporation" of the Company as the term is defined in Section 425 of the Internal Revenue Code of 1986, as amended from time to time (the "Code"). In the Plan, whenever the context so indicates, the singular or plural and the masculine or feminine shall each be deemed to include the others.


2.       Administration of the Plan

The Plan shall be administered by the Organization and Compensation Committee (the "Committee") as appointed from time to time by the Board of Directors of the Company, which Committee shall consist of not less than three (3) members of such Board of Directors: none of such members of the Committee shall be eligible to be granted options or awarded restricted stock or receive bonuses payable in stock under the Plan or shall have been so eligible within one year prior to appointment.

In administering the Plan, the Committee may adopt rules and regulations for carrying out the Plan. The interpretation and decision with regard to any question arising under the Plan made by the Committee shall be final and conclusive on all employees of the Company and its subsidiaries participating or eligible to participate in the Plan. The Committee may consult with counsel, who may be of counsel to the Company, and shall not incur any liability for any action taken in good faith in reliance upon the advice of counsel. The Committee shall determine the employees to whom, and the time or times at which, grants or awards shall be made and the number of shares to be included in the grants or awards. Grants of options or stock or other awards to individuals selected by the Committee will become effective upon execution and delivery by the Company of the documents setting forth the terms of the options or awards. Within the limitations of the Plan, the number of shares for which options will be granted from time to time and the periods for which the options will be outstanding will be determined by the Committee. The Board of Directors of the Company may, by resolution, establish procedures to be followed by the Committee.


3.       Shares of Stock Subject to the Plan

The total number of shares that may be optioned or awarded under the Plan is 2,000,000 shares of the no par value common stock of the Company (the "Common Stock") of which 300,000 shares may be awarded as restricted stock, except that said numbers of shares shall be adjusted as provided in Paragraph 13 of the Plan. Any shares subject to an option which for any reason expires, is relinquished or is terminated unexercised and any restricted stock which is forfeited may again be optioned or awarded under the Plan. Shares subject to the Plan may be either authorized but unissued shares (which will not be subject to pre-emptive rights) or shares that were once issued and subsequently reacquired by the Company.

D24

4.       Eligibility

Key salaried employees, including officers, of the Company and its subsidiaries (but excluding non-employee Directors as well as members of the Committee) are eligible to be granted options and awarded restricted stock under the Plan and to have their bonuses payable in stock. The employees who shall receive awards or options under the Plan shall be selected from time to time by the Committee, in its sole discretion, from among those eligible, which may be based upon information furnished to the Committee by the Company's management, and the Committee shall determine, in its sole discretion, the number of shares to be covered by the award or awards and by the option or options granted to each such employee selected.


5.       Duration of the Plan

No award or option may be granted under the Plan after April 24, 2000, but awards or options theretofore granted may extend beyond that date.


6.       Terms and Conditions of Stock Options

All options granted under this Plan shall be either Incentive Stock Options as defined in section 422A of the Code or options other than Incentive Stock Options. Each such option shall be subject to all the applicable provisions of the Plan, including the following terms and conditions, and to such other terms and conditions not inconsistent therewith as the Committee shall determine.

(a) The option price per share shall be determined by the Committee. However, (i) in the case of Incentive Stock Options, the option price shall not be less than 100% of the fair market value at the time the Incentive Stock Option is granted and (ii) in the case of other options, the option price shall not be less than 50% of the fair market value at the time such other option is granted. The fair market value shall be the mean of the high and low sales prices for the Common Stock as reported on the Composite Tape for New York Stock Exchange issues for the day on which the option is granted or, if there is no sale of the shares reported on the Composite Tape on the date the option is granted, then on the next preceding day on which there was such a sale, or alternatively the mean of the bid and asked prices reported on the Composite Tape at the close of the market on the date the option was granted shall be deemed to be the fair market value of the shares. In the event that the method for determining the fair market value of the shares provided for in this Paragraph 6(a) shall not be practicable, then the fair market value per share shall be determined by such other reasonable method as the Committee shall, in its discretion, select and apply at the time of grant of the option concerned.

(b) Each Incentive Stock Option shall be exercisable during and over such period ending not later than ten years, or such later date as may be allowable under the Code, from the date it was granted, as may be determined by the Committee and stated in the option. Each other option shall be exercisable during and over such period as may be determined by the Committee and stated in the option.

(c) Unless otherwise provided in the option, no option shall be exercisable within six months from the date of the granting of the option, except as provided in Paragraph 13 of the Plan.

(d) Each option shall state whether it will or will not be treated as an Incentive Stock Option.

D25

(e) Each option may be exercised by giving written notice to the Company specifying the number of shares to be purchased, which shall be accompanied by payment in full including applicable taxes, if any. Payment, except as provided in the option, shall be (i) in cash, or
         (ii) in shares of Common Stock of the Company already owned by the optionee (the value of such stock shall be its fair market value on the date of exercise as determined under Paragraph 6(a)), (iii) by a combination of cash and shares of Common Stock of the Company, (iv) in accordance with a cashless exercise program under which either (A) if so instructed by the optionee, shares may be issued directly to the optionee's broker or dealer upon receipt of the purchase price in cash from the broker or dealer, or (B) shares may be issued by the Company to an optionee's broker or dealer in consideration of such broker's or dealer's irrevocable commitment to pay to the Company that portion of the proceeds from the sale of such shares that is equal to the exercise price of the option(s) relating to such shares, or (v) in such other manner as permitted by the Committee at the time of grant or thereafter. No optionee shall have any rights to dividends or other rights of a shareholder with respect to shares subject to his option until he has given written notice of exercise of his option and paid in full for such shares.

(f) Notwithstanding the foregoing, the Committee may, in its sole discretion, grant to a grantee of an option (whether outstanding on April 25, 1990 or granted thereafter) the right (hereinafter referred to as a "stock appreciation right") to elect, in the manner described below, in lieu of exercising his option for all or a portion of the shares covered by such option, to relinquish his option with respect to any or all of such shares and to receive from the Company a payment having a value equal to the amount by which (a) the fair market value of a share of Common Stock on the date of such election, multiplied by the number of shares as to which the grantee shall have made such election, exceeds (b) the total purchase price for that number of shares of Common Stock under the terms of such option. A grantee who makes such an election shall receive payment at the sole discretion of the Committee (i) in cash equal to such excess; or (ii) in the nearest whole number of shares of Common Stock of the Company having an aggregate value which is not greater than the cash amount calculated in
         (i) above; or (iii) a combination of (i) and (ii) above. A stock appreciation right may be exercised only when the amount described in
         (a) above exceeds the amount described in (b) above. An election to exercise stock appreciation rights shall be deemed to have been made on the day written notice of such election, addressed to the Committee, is received at the Company's offices at 180 Maiden Lane, New York, New York 10038. In the case of exercises of stock appreciation rights the fair market value of a share of Common Stock on any date shall be the closing sale price for such date as reported on the Composite Tape for New York Stock Exchange issues. An option or any portion thereof with respect to which a grantee has elected to exercise the stock appreciation rights described above shall be surrendered to the Company and such option shall thereafter remain exercisable according to its terms only with respect to the number of shares as to which it would otherwise be exercisable, less the number of shares with respect to which stock appreciation rights have been exercised. The grant of a stock appreciation right shall be evidenced by such form of agreement as the Committee may prescribe. The agreement evidencing stock appreciation rights shall be personal and will provide that they will not be transferable by the grantee otherwise than by will or the laws of descent and distribution and that they will be exercisable, during the lifetime of the grantee, only by him.

(g) An option may be exercised only if at all times during the period beginning with the date of the granting of the option and ending on the date of such exercise, the grantee was an employee of either the Company or of a parent or subsidiary of the Company or of another corporation referred to in Section 422A(a)(2) of the Code, unless such continuous employment is terminated by such employer, or by retirement under a retirement plan of the Company or a subsidiary, or otherwise terminated with the written consent of the employer. If such continuous employment is so terminated, the option may also be exercised within a period to be provided in the option or by agreement with the grantee of an option not to exceed three years after such termination of continuous employment, but in no event later than the termination date of the option. If the grantee should die at any time when the option, or any portion thereof, shall be exercisable by him, the option will be exercisable within a period provided for in the option or by agreement with the grantee of the option, not to exceed the three years next succeeding his death, by the person or persons to whom his rights under the option shall have passed by will or by the laws of descent and distribution, but in no event at a date later than the termination of the option.

(h) The option by its terms shall be personal and shall not be transferable by the optionee otherwise than by will or by the laws of descent and distribution. During the lifetime of an optionee, the option shall be

D26
         exercisable only by him.

(i) Notwithstanding any intent to grant Incentive Stock Options, an option granted will not be considered an Incentive Stock Option to the extent that it together with any earlier Incentive Stock Options permits the exercise for the first time in any calendar year of more than $100,000 in value of Common Stock (determined at the time of grant).

(j) The Committee may, but need not, require such consideration from an optionee at the time of granting an option as it shall determine, either in lieu of, or in addition to, the limitations on exercisability provided in Paragraph 6(c).

(k) The Committee may impose such restrictions on the resale of Common Stock received by officers upon exercise of options or stock appreciation rights as may be necessary to comply with Rule 16b-3 under the Securities Exchange Act of 1934 or comparable successor rules.

7.       Terms and Conditions of Restricted Stock Awards

The 14,200 outstanding shares of restricted stock issued under agreements dated as of June 28, 1989 under authorizations by the Committee and Board of Directors on that date, shall be deemed to have been issued under this Plan and shall be subject to the terms and provisions of the Plan. All awards of restricted stock under the Plan shall be subject to all the applicable provisions of the Plan, including the following terms and conditions, and to such other terms and conditions not inconsistent therewith, as the Committee shall determine.

(a) Awards of restricted stock may be in addition to or in lieu of option grants.

(b) During a period set by the Committee at the time of each award of restricted stock (the "restriction period"), the recipient shall not be permitted to sell, transfer, pledge, or assign the shares of restricted stock; except that such shares may be used, if the award permits, to pay the option price of any option granted under the Plan provided an equal number of shares delivered to the optionee shall carry the same restrictions as the shares so used.

(c) Shares of restricted stock shall become free of all restrictions if the recipient dies or his employment terminates by reason of permanent disability, as determined by the Committee, during the restriction period and, to the extent set by the Committee at the time of the award or later, if the recipient retires under a retirement plan of the Company or a subsidiary during such period. The Committee may require medical evidence of permanent disability, including medical examinations by physicians selected by it. If the Committee determines that any such recipient is not permanently disabled or that a retiree's restricted stock is not to become free of restrictions, the restricted stock held by either such recipient, as the case may be, shall be forfeited and revert to the Company.

(d) Shares of restricted stock shall be forfeited and revert to the Company upon the recipient's termination of employment during the restriction period for any reason other than death, permanent disability or, to the extent determined by the Committee, retirement under a retirement plan of the Company or a subsidiary except to the extent the Committee, at its sole discretion, finds that such forfeiture might not be in the best interest of the Company and, therefore, waives all or part of the application of this provision to the restricted stock held by such recipient.

D27

(e) Stock certificates for restricted stock shall be registered in the name of the recipient but shall be appropriately legended and returned to the Company by the recipient, together with a stock power, endorsed in blank by the recipient. The recipient shall be entitled to vote shares of restricted stock and shall be entitled to all dividends paid thereon, except that dividends paid in Common Stock or other property shall also be subject to the same restrictions.

(f) Restricted stock shall become free of the foregoing restrictions upon expiration of the applicable restriction period and the Company shall deliver Common Stock certificates evidencing such stock.


8.       Bonuses Payable in Stock

In lieu of cash bonuses otherwise payable under the Company's compensation practices to employees eligible to participate in the Plan, the Committee, in its sole discretion, may determine that such bonuses shall be payable in stock or partly in stock and partly in cash. Such bonuses shall be in consideration of services previously performed and as an incentive toward future services and shall consist of shares of Common Stock free of any restrictions imposed by the Plan. The number of shares of Common Stock payable in lieu of an amount of each bonus otherwise payable shall be determined by dividing such amount by the fair market value of one share of Common Stock on the date the bonus is payable, with fair market value determined in accordance with Paragraph 6(a).


9.       Limited Rights

Any option granted under the Plan may, at the discretion of the Committee, at the time of grant or thereafter contain provision for limited rights, as described herein. A limited right shall be exercisable upon the occurrence of an event specified in the option as an exercise event, and shall expire thirty (30) days after the occurrence of such event. Exercise events may include, at the discretion of the Committee and as specified in the option, consummation of a tender or exchange offer for shares of the Company's Common Stock outstanding at the commencement of such offer or a proxy contest the result of which is the replacement of a majority of the members of the Company's Board of Directors, or consummation of a merger or reorganization of the Company in which the Company does not survive or in which the shareholders of the Company receive stock or securities of another corporation or cash, or a liquidation or dissolution of the Company or other similar events. Limited rights shall permit optionees to receive in cash for each share covered by an option, without regard to the date on which the option otherwise would be exercisable, either (i) the highest market price per share that the Company's Common Stock traded as reported on the Composite Tape for New York Stock Exchange issues for the sixty days immediately preceding the exercise event or (ii) if provided by the Committee in its discretion at the time of grant, the highest market price per share that the Company's Common Stock traded as reported on the Composite Tape for New York Stock Exchange issues on the date of exercise, less the option price per share specified in the option. In the event the exercise event is consummation of a tender or exchange offer, the value per share set by the offeror shall be substituted for the highest market price per share provided in clause (i) in the preceding sentence. Limited rights shall not extend the exercise period of any option and, to the extent exercised, shall reduce the shares of Company Common Stock available under the Plan and the shares of such Stock covered by the options to which the limited rights relate.


10.      Transfer, Leave of Absence

For the purpose of the Plan: (a) a transfer of an employee from the Company to a subsidiary, or vice versa, or from one subsidiary to another, and (b) a leave of absence, duly authorized in writing by the Company or a subsidiary, shall not be deemed a termination of employment.

D28

11.      Rights of Employees

(a) No person shall have any rights or claims under the Plan except in accordance with the provisions of the Plan.

(b) Nothing contained in the Plan shall be deemed to give any employee the right to be retained in the service of the Company or its subsidiaries.

12.      Tax Withholding Obligations

(a) The payment of taxes, if any, upon the exercise of an option pursuant to Paragraph 6(e) or a stock appreciation right pursuant to Paragraph 6(f), shall be in cash at the time of exercise or on the applicable tax date under Section 83 of the Code, if later; provided, however, tax withholding obligations may be met by the withholding of Common Stock otherwise deliverable to the optionee pursuant to procedures approved by the Committee.

(b) Recipients of restricted stock, pursuant to Paragraph 7, shall be required to pay taxes to the Company upon the expiration of restriction periods or such earlier dates as elected pursuant to Section 83 of the Code; provided, however, tax withholding obligations may be met by the withholding of Common Stock otherwise deliverable to the recipient pursuant to procedures approved by the Committee. In no event shall Common Stock be delivered to any awardee until he has paid to the Company in cash the amount of tax required to be withheld by the Company or has elected to have his withholding obligations met by the withholding of Common Stock in accordance with the procedures approved by the Committee or otherwise entered into an agreement satisfactory to the Company providing for payment of withholding tax.

(c)      The Company shall  withhold from any cash bonus  described in Paragraph
         8,  an  amount  of  cash   sufficient  to  meet  its  tax   withholding
         obligations.

13.      Changes in Capital

Upon changes in the Common Stock by a stock dividend, stock split, reverse split, subdivision, recapitalization, merger, consolidation (whether or not the Company is a surviving corporation), combination or exchange of shares, separation, reorganization or liquidation, the number and class of shares available under the Plan as to which stock options and restricted stock may be awarded, the number and class or shares under each option and the option price per share shall be correspondingly adjusted by the Committee, such adjustments to be made in the case of outstanding options without change in the total price applicable to such options. If a transaction shall occur or be proposed which the Committee in its sole discretion determines may materially adversely affect the market value of the Common Stock after such transaction, the Committee may,
(i) cancel all restrictions on restricted stock previously awarded to recipients under the Plan, (ii) accelerate the time of exercise so that all stock options which are outstanding shall become immediately exercisable in full without regard to any limitations of time or amount otherwise contained in the Plan or the options and/or (iii) determine that the options shall be adjusted and make such adjustments by substituting for Common Stock subject to options, stock or other securities as may be issuable by another corporation in the transaction if such stock or other securities are publicly traded or, if such stock or other securities are not publicly traded, by substituting stock or other securities of an affiliate of such corporation if the stock or other securities of such affiliate are publicly traded, in which event the aggregate option price shall remain the same and the amount of shares or other securities subject to option shall be the amount of shares or other securities which could have been purchased on the closing date or expiration date of such transaction with the proceeds which would have been received by the optionee if the option had been exercised in full prior to such transaction or expiration date and the optionee had exchanged all of such shares in the transaction. No optionee shall have any right to prevent the consummation of any of the foregoing acts affecting the number of shares available to the optionee. Notwithstanding the foregoing adjustments any changes to Incentive Stock Options shall, unless the Committee determines otherwise, only be effective to the extent such adjustments or changes do not adversely affect the tax status of such option.

D29

14.      Use of Proceeds

Proceeds from the sale of shares pursuant to options granted under this Plan shall constitute general funds of the Company.



15.      Amendments

The Board of Directors may amend, alter or discontinue the Plan, including without limitation any amendment considered to be advisable by reason of changes to the Code, but no amendment, alteration or discontinuation shall be made which would impair the rights of any holder of an award of restricted stock or option or stock bonus theretofore granted, without his consent, or which, without the approval of the shareholders, would:

(a) except as is provided in Paragraph 13 of the Plan, increase the total number of shares reserved for the purpose of the Plan;

(b) except as is provided in Paragraphs 6(f) and 13 of the Plan, decrease the option price of an Incentive Stock Option to less than 100% of the fair market value on the date of the granting of the option; or

(c)      extend the duration of the Plan.

The Committee may amend the terms of any award of restricted stock or option theretofore granted, retroactively or prospectively, but no such amendment shall impair the rights of any holder without his consent.