Form 10-Q
period 1995-03-31
ASARCO INC
filed 1995-05-12
CIK 7649

1995
                                 First Quarter
                                   Form 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995            Commission file number 1-164
                  --------------                                   -----





                              ASARCO INCORPORATED
             (Exact name of registrant as specified in its charter)



           New Jersey                                         13-4924440
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)



     180 Maiden Lane, New York, N.Y.                                10038
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                         Yes   X     No ____


As of April 30, 1995 there were outstanding 42,200,737 shares of Asarco Common Stock, without par value.

                              ASARCO Incorporated
                                and Subsidiaries


                               INDEX TO FORM 10-Q



                                                                                             Page No.

Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Consolidated Statement of Earnings
  Three Months Ended March 31, 1995 and 1994                                                     2

Consolidated Balance Sheet
  March 31, 1995 and December 31, 1994                                                           3

Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1995 and 1994                                                     4

Notes to Consolidated Financial Statements                                                      5-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                            8-11

Exhibit I - Report of Independent Accountants


Part II.  Other Information:

Item 1.  Legal Proceedings                                                                      12

Item 4.  Submission of Matters to a Vote of
         Security Holders                                                                       13

Item 6.  Exhibits and Reports on Form 8-K                                                       13

Signatures                                                                                      14

Exhibit II - Independent Accountants' Awareness Letter

                              ASARCO Incorporated
                                and Subsidiaries

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (unaudited)

                                                                                      3 Months Ended
                                                                                         March 31,
                                                                                1995                   1994
                                                                                      (in thousands)

Sales of products and services                                                 $791,007               $442,981

Operating costs and expenses:
  Cost of products and services                                                 570,086                407,709
  Selling, administrative and other                                              32,435                 19,742
  Provision (recovery) for bad debts                                                574                 (3,430)
  Depreciation and depletion                                                     31,631                 20,850
  Research and exploration                                                        5,110                  3,874
                                                                               --------               --------
  Total operating costs and expenses                                            639,836                448,745
                                                                               --------               --------

Operating income (loss)                                                         151,171                 (5,764)
Interest expense                                                                (18,903)               (14,271)
Other income                                                                      7,819                  5,244
Gain on sale of Asarco Australia Limited                                              -                 58,512
                                                                               --------               --------

Earnings before taxes on income, minority interests and equity
    earnings                                                                    140,087                 43,721
Taxes on income                                                                  43,377                 21,088
Minority interests in net earnings of consolidated subsidiaries
                                                                                (31,369)                  (121)
Equity in earnings of nonconsolidated associated companies, net of taxes of $50 in 1995 and $486 in 1994
                                                                                    371                  4,094
                                                                               --------               --------

Net earnings                                                                   $ 65,712               $ 26,606
                                                                               ========               ========

Per share amounts:

Net earnings (a)                                                               $   1.56               $    .64
                                                                               ========               ========

Cash dividends                                                                 $   0.10               $   0.10

Weighted average number of shares outstanding                                    42,154                 41,771



(a)      The effect on the  calculation  of net earnings per common share of the
         Company's   Common  Stock   equivalents   (shares   under  option)  was
         insignificant.




See notes to financial statements

                              ASARCO Incorporated
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                                      March 31,              December 31,
                                                                                        1995                     1994
                                                                                                  (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                                                               $   106,679            $    18,321
  Marketable securities                                                                        36,150                      -
  Accounts and notes receivable, net                                                          476,252                383,724
  Inventories                                                                                 398,798                299,148
  Other assets                                                                                 56,027                 46,124
                                                                                          -----------            -----------
     Total current assets                                                                   1,073,906                747,317

Investments:
  Cost and available-for-sale                                                                 681,097                751,888
  Equity                                                                                       62,435                391,489
Property                                                                                    3,906,048              2,509,072
Accumulated depreciation and depletion                                                     (2,036,534)            (1,203,573)
Intangible assets                                                                              47,844                 48,356
Other assets                                                                                  130,804                 46,476
                                                                                          -----------            -----------
  Total Assets                                                                            $ 3,865,600            $ 3,291,025
                                                                                          ===========            ===========

LIABILITIES
Current liabilities:
  Bank loans                                                                              $    11,699            $     5,125
  Current portion of long-term debt                                                            21,279                 13,330
  Accounts payable                                                                            313,442                296,983
  Salaries and wages                                                                           28,310                 20,159
  Taxes on income                                                                              69,174                 43,152
  Reserve for closed plant and environmental matters                                           40,882                 55,946
  Other liabilities                                                                            48,853                 30,838
                                                                                          -----------            -----------
     Total current liabilities                                                                533,639                465,533
                                                                                          -----------            -----------

Long-term debt                                                                              1,010,643                914,601
Deferred income taxes                                                                         143,917                156,450
Reserve for closed plant and environmental matters                                             58,987                 66,458
Postretirement benefit obligations other than pensions
                                                                                               93,601                 95,186
Other liabilities and reserves                                                                 86,880                 72,967
                                                                                          -----------            -----------
     Total non-current liabilities                                                          1,394,028              1,305,662
                                                                                          -----------            -----------

MINORITY INTERESTS                                                                            403,308                  2,443
                                                                                          -----------            -----------

COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                                              577,467                572,591
Unrealized gain on securities reported at fair value                                           44,574                 91,627
Retained earnings                                                                             912,584                853,169
                                                                                          -----------            -----------
  Total Common Stockholders' Equity                                                         1,534,625              1,517,387
                                                                                          -----------            -----------

  Total Liabilities, Minority Interests and Common Stockholders' Equity
                                                                                          $ 3,865,600            $ 3,291,025
                                                                                          ===========            ===========


(a)  Common shares: authorized 80,000; outstanding:                                            42,184                 42,102

See notes to financial statements

                              ASARCO Incorporated
                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                              3 Months Ended
                                                                                                March 31,
                                                                                                1995 1994
                                                                                              (in thousands)

OPERATING ACTIVITIES

Net earnings                                                                               $ 65,712           $ 26,606
Adjustments to reconcile net earnings to net cash provided from operating activities:
   Depreciation and depletion                                                                31,631             21,174
   Deferred income taxes                                                                     12,051             20,359
   Treasury stock used for employee benefits                                                  1,608              1,291
   Undistributed equity (earnings) losses                                                       322             (2,065)
   Net gain on sale of investments and property                                                (452)           (59,119)
   Increase (decrease) in reserve for closed plant
     and environmental matters                                                              (22,535)               479
   Minority interests                                                                        31,369                121
   Cash provided from (used for) operating  assets and  liabilities,  net of the consolidation of SPCC:
      Accounts and notes receivable                                                           2,693               (744)
      Inventories                                                                            15,478             (2,660)
      Accounts payable and accrued liabilities                                              (36,798)             7,194
      Other operating liabilities and reserves                                              (17,081)             3,154
      Other operating assets                                                                 (5,008)            (1,475)
      Foreign currency transaction (gains) losses                                            (2,256)             2,276
                                                                                           --------             --------

Net cash provided from operating activities                                                  76,734             16,591
                                                                                           --------           --------

INVESTING ACTIVITIES

Capital expenditures                                                                        (76,347)           (10,296)
Sale of securities, investments and property                                                 41,390             79,491
Sale of available-for-sale securities                                                         6,230              8,172
Purchase of available-for-sale securities                                                    (6,708)            (8,056)
Purchase of investments                                                                     (35,072)                 -
Cash effect of the consolidation of SPCC                                                     93,348                  -
                                                                                            --------           --------

Net cash provided from investing activities                                                  22,841             69,311
                                                                                           --------           --------

FINANCING ACTIVITIES

Debt incurred                                                                                 9,990                125
Debt retired                                                                                (16,890)           (78,788)
Net treasury stock transactions                                                                (236)                22
Dividends paid                                                                               (4,216)            (4,178)
                                                                                           --------           --------
Net cash used for financing activities                                                      (11,352)           (82,819)

Effect of exchange rate changes on cash                                                         135                (79)
                                                                                           --------           --------
Increase (decrease) in cash and cash equivalents                                             88,358              3,004
Cash and cash equivalents at beginning of period                                             18,321             12,500
                                                                                           --------           --------
Cash and cash equivalents at end of period                                                 $106,679           $ 15,504
                                                                                           ========           ========



See notes to financial statements

                              ASARCO Incorporated
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A. On April 5, 1995, the Company acquired an additional 10.7% interest in Southern Peru Copper Corporation (SPCC) for $116.4 million, increasing its ownership from 52.3% to 63%. As a result of the acquisition, the Company has consolidated the financial statements of SPCC in its financial statements based on its 52.3% ownership, effective January 1, 1995. The Company previously accounted for its investment in SPCC by the equity method. The Company will account for the acquisition as a purchase transaction. The excess of the purchase price over the Company's interest in the net book value of SPCC attributable to the shares acquired is estimated to be assigned to proven and probable sulfide reserves, proven and probable leachable reserves and mineralized material.

         In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. Their report is filed as an exhibit to this filing. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 annual report on Form 10-K.

B.       Inventories were as follows:
         (in millions)
                                                                                       March 31,         Dec. 31,
                                                                                          1995             1994
                                                                                         ------           -------
           Inventories of smelters, refineries and other
             metal plants at LIFO cost or market                                        $  12.6           $  12.5
           Provisional cost of metals received for
             which prices have not yet been fixed                                          59.4              78.5
           Mine inventories at FIFO cost or market                                        104.7             119.8
           Metal inventory (average cost or less)                                          50.9                 -
           Materials and supplies (average cost or less)                                  144.0              65.9
           Other                                                                           27.2              22.4
                                                                                        -------           -------
                Total                                                                   $ 398.8           $ 299.1

         At March 31, 1995, replacement cost exceeded inventories carried at LIFO cost by approximately $142.3 million (December 31, 1994 - $143.2 million).

C.       Hedging activities:

         At March 31, 1995 the Company had copper put options with an average strike price of 91.3 cents per pound covering 103,149 tons or approximately 44% of Asarco's expected copper production for the remaining nine months of 1995. The cost of acquiring these puts was $3.7 million. Copper put options with an average strike price of 96.7 cents per pound covering 89,039 tons or approximately 26% of Asarco's expected 1996 copper production were acquired at a cost of $2.5 million. In addition, SPCC had copper put options with an average strike price of 107.9 cents per pound covering 66,139 tons or approximately 33% of its expected copper production for the remaining nine months of 1995. The cost of acquiring these puts was $2.1 million. Copper put options with an average strike price of 96.7 cents per pound covering 62,832 tons or approximately 21% of its expected 1996 copper production were acquired at a cost of $1.4 million.

D.       Supplemental disclosures of cash flow information:
         (in millions)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                     1995              1994
                                                                                     ----              ----
          Cash paid for:
            Interest expense (net of amount capitalized)                            $  17.8           $  16.6
            Income taxes (net of refunds)                                               9.5               0.7

E. In the first quarter of 1994, the Company sold its remaining interest in Asarco Australia Limited, its gold mining investment, for US $79.5 million. The sale resulted in a pre-tax gain of $58.5 million ($31.9 million after-tax).


F.       Taxes on income:

         Taxes on income in the first quarter of 1995 reflect increased taxes due to higher earnings and the consolidation of SPCC. The three month period ending March 31, 1994 includes taxes resulting from the gain on the sale of Asarco Australia Limited. Reported earnings from the consolidated subsidiary Asarco Australia Limited were previously treated as permanently reinvested. First quarter 1994 taxes also reflect tax benefits resulting from operating losses.


G. Capsulized quarterly earnings information is provided for SPCC, a significant associated company previously accounted for by the equity method. Equity earnings are not shown for the comparable 1995 period as the Company is consolidating the financial statements of SPCC in its financial statements effective with the first quarter of 1995.

         (in millions)                                                                     SPCC

                                                                                    Three Months Ended
                                                                                      March 31, 1994

         Net Sales                                                                          $ 146.9
                                                                                             =======

         Earnings before Taxes                                                              $  15.3
         Taxes on Income                                                                       (7.7)
                                                                                             -------

         Net Earnings                                                                       $   7.6
                                                                                             =======

         Asarco's ownership percentage                                                         52.3%

         Asarco's pre-tax equity earnings                                                   $   4.0
                                                                                             =======

         Equity in earnings of other nonconsolidated associated companies included in the Consolidated Statement of Earnings for the three months ended March 31, 1995 and 1994 were $.4 million and $.6 million, respectively.

H.       Consolidation of SPCC - Pro Forma Results of Operations:

         Note A describes the Company's acquisition of an additional 10.7% of SPCC at April 5, 1995. The table below summarizes unaudited pro forma consolidated results of operations of Asarco Incorporated and Subsidiaries for the quarters ended March 31, 1995 and 1994, assuming that Asarco had acquired an additional 10.7% of the outstanding stock of SPCC on January 1, 1995 and January 1, 1994, respectively. In preparing the pro forma data, adjustments have been made for the amortization of the excess of the purchase price over the Company's interest in the net book value of SPCC attributable to the shares acquired, the interest expense on additional debt incurred in connection with the acquisition, the income tax benefit from amortization and additional interest expense and the SPCC earnings attributable to Asarco's additional interest net of the related income tax expense. The unaudited pro forma financial information is based on management's assumptions and does not purport to represent the results that actually would have occurred if the acquisition had, in fact, been completed on the dates assumed.

          Pro Forma Results of Operations                                        Three Months Ended
          (in millions, except per share amounts)                                     March 31,
                                                                                 1995               1994
                                                                                 ----               ----

          Sales of products and services                                       $ 791.0            $ 579.7
          Net earnings                                                         $  68.7            $  25.9
          Net earnings per common share                                        $  1.63            $  0.62

I.       Subsequent Event:

         On April 21, 1995, the Company sold $150 million of 8.5% debentures due May 1, 2025. The sale was made under Asarco's universal shelf registration statement filed with the U.S. Securities and Exchange Commission in October, 1994 for up to $300 million of securities. The Company intends to use the proceeds to repay, in part, revolving credit bank borrowings. Borrowings under the revolving credit were used to fund the purchase of an additional 10.7% interest in SPCC on April 5, 1995 and for general corporate purposes.


J.       Impact of New Accounting Standards:

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company is currently assessing the impact of this statement, which will be effective for financial statements issued for fiscal years begining after December 15, 1995.

                                 Part I Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Earnings: The Company reported net earnings of $65.7 million, or $1.56 per share, for the first quarter ended March 31, 1995, compared with net earnings of $26.6 million, or $.64 per share, for the first quarter of 1994. Results for the first quarter of 1994 included a $31.9 million after-tax gain, ($58.5 million pre-tax) on the sale of the Company's remaining interest in Asarco Australia Limited and a $2.6 million after-tax gain related to recovery of a bad debt previously written off. The improvement in earnings was principally due to higher base metal prices and increased earnings by SPCC.

On April 5, 1995, Asarco acquired an additional 10.7% interest in SPCC for $116.4 million, increasing its ownership from 52.3% to 63%. As a result of the acquisition, Asarco is consolidating the financial statements of SPCC in its financial statements, effective with the first quarter of 1995. Asarco had previously accounted for its investment in SPCC by the equity method. Had SPCC been consolidated in the Company's financial statements in the first quarter of 1994, based on its 52.3% ownership, there would have been no effect on net earnings.


Prices: Prices for the Company's metals are established principally on the New York Commodity Exchange ("COMEX") or the London Metal Exchange ("LME").

Price/Volume Data:

                                                                                      Three Months Ended
                                                                                           March 31,
     Average Metal Prices                                                            1995             1994
     --------------------                                                            ----             ----

     Copper     (per pound - COMEX)                                                 $  1.38          $   .87
     Copper     (per pound - LME)                                                      1.33              .85
     Lead       (per pound - LME)                                                       .28              .22
     Silver     (per ounce)                                                            4.70             5.28
     Gold       (per ounce)                                                          379.00           384.00
     Zinc       (per pound-LME)                                                         .49              .44
     Molybdenum (per pound - Metals Week Dealer Oxide)                                13.77             2.75

                                                                                         Three Months Ended
                                                                                              March 31,
        Sales Volume (in thousands):                                                   1995              1994
        ---------------------------                                                    ----              ----

        Copper     (pounds)
          Asarco                                                                        257,520           295,152
          SPCC                                                                          127,196           170,036
                                                                                        -------           -------
          Consolidated                                                                  384,716           465,188

          Asarco Beneficial Interest                                                    324,044           384,080

        Lead       (pounds)
          Asarco                                                                         99,302            91,538
          SPCC                                                                                -                 -
                                                                                        -------           -------
          Consolidated                                                                   99,302            91,538

          Asarco Beneficial Interest                                                     99,302            91,538

        Silver     (ounces)
          Asarco                                                                          9,576             7,484
          SPCC                                                                              528               894
                                                                                        -------           -------
          Consolidated                                                                   10,104             8,378

          Asarco Beneficial Interest                                                      9,852             7,952

        Gold       (ounces)
          Asarco                                                                             51                11
          SPCC                                                                                -                 -
                                                                                        -------           -------
          Consolidated                                                                       51                11

          Asarco Beneficial Interest                                                         51                11

        Zinc       (pounds)(1)
          Asarco                                                                         57,182            61,486
          SPCC                                                                                -                 -
                                                                                        -------           -------
          Consolidated                                                                   57,182            61,486

          Asarco Beneficial Interest                                                     57,182            61,486

        Molybdenum (pounds)(1)
          Asarco                                                                          1,331               844
          SPCC                                                                            1,892             1,458
                                                                                        -------           -------
          Consolidated                                                                    3,223             2,302

          Asarco Beneficial Interest                                                      2,321             1,607

         (1)      Volume   represents   pounds  of  zinc  and  molybdenum  metal
                  contained in concentrate.

         Note: SPCC presented at 100%. Asarco's interest in SPCC was 52.3% through March 31, 1995. Consolidated and Asarco Beneficial Interest amounts shown for 1994 are proforma and assume that Asarco consolidated SPCC effective January 1, 1994 based on Asarco's 52.3% ownership of SPCC and is presented for comparison purposes.

At March 31, 1995, the Company had copper put options with an average strike price of 91.3 cents per pound covering 103,149 tons or approximately 44% of Asarco's expected copper production for the remaining nine months of 1995. The cost of acquiring these puts was $3.7 million. Copper put options with an average strike price of 96.7 cents per pound covering 89,039 tons or approximately 26% of Asarco's expected 1996 copper production were acquired at a cost of $2.5 million. In addition, SPCC had copper put options with an average strike price of 107.9 cents per pound covering 66,139 tons or approximately 33% of its expected copper production for the remaining nine months of 1995. The cost of acquiring these puts was $2.1 million. Copper put options with an average strike price of 96.7 cents per pound covering 62,832 tons or approximately 21% of its expected 1996 copper production were acquired at a cost of $1.4 million. The cost of the put options for both Asarco and SPCC are amortized during the period in which the options are exercisable.

The pre-tax gain (loss) on the Company's hedging activities, net of amortized transaction costs for the three month period ending March 31, 1995 and 1994 were as follows:

                               Hedging Activities
                                 (in thousands)

                                                                                Three Months Ended
                                                                                    March 31,
                     Metal                                                     1995                1994
                     -----                                                     ----                ----
                     Copper                                                $  (735)              $ 3,389
                     Zinc                                                         -                   62
                                                                            -------              -------
                        Total Gain (Loss)                                  $  (735)              $ 3,451
                                                                            =======              =======

Sales: Sales in the first quarter of 1995 were $791.0 million, compared with $443.0 million in the first quarter of 1994. The increase in sales reflected $199.5 million due to the consolidation of SPCC, higher base metal prices and increased specialty chemical and aggregate sales.

Cost of Products & Services: Cost of products and services were $570.0 million in the first quarter of 1995, compared with $407.8 million in the first quarter of 1994. The increase in costs reflected $95.6 million due to the consolidation of SPCC, the higher price effect on costs of outside copper purchases and higher costs in specialty chemicals due to increased sales volumes.

Other Expenses: Selling, administrative and other costs increased to $32.4 million in the first quarter of 1995 from $19.7 million in the first quarter of 1994, primarily due to the consolidation of SPCC. Depreciation and depletion expense increased to $31.6 million for the first quarter of 1995 from $20.9 million in the first quarter of 1994, primarily due to the consolidation of SPCC. The provision (recovery) for bad debts for the first quarter 1994 included a recovery of $4.0 million from the settlement of litigation related to a bad debt written off in 1991.

Nonoperating Items: Interest expense in the first quarter ended March 31, 1995 was $18.9 million compared with $14.3 million in the first quarter of 1994. The increase reflected $1.5 million due to the consolidation of SPCC, a higher debt level and higher interest rates on short term borrowings. The increase in minority interests is a result of the consolidation of SPCC.

Taxes on Income: Taxes on income for the first quarter 1995 were $43.4 million, compared with $21.1 million for the first quarter of 1994. The increase was due to an increase in earnings and the consolidation of SPCC, partially offset by the higher taxes resulting from the gain on the sale of Asarco Australia Limited in the first quarter of 1994. Reported earnings from the consolidated subsidiary Asarco Australia Limited were previously treated as permanently reinvested.

Cash Flows: Net cash provided from operating activities was $76.7 million in the first quarter of 1995, compared with cash provided from operating activities of $16.6 million in the first quarter of 1994. The improvements reflected the consolidation of SPCC and higher net earnings partially offset by an increase in cash used for closed plants and environmental matters, primarily at the Company's former Tacoma, Washington smelter.

Net cash provided from investing activities was $22.8 million in the first quarter of 1995, compared with cash provided from investing activities of $69.3 million in the first quarter of 1994. The change reflected the cash effect of the consolidation of SPCC, $43.4 million of SPCC capital expenditures, higher mine development costs at the Ray mine in the first quarter of 1995, and cash provided from the proceeds of the sale of Asarco Australia Limited in the first quarter of 1994.

Financing activities included the prepayment of the Company's 9-3/4% Sinking Fund Debentures at par value plus a premium of .9% in the first quarter of 1994.

Liquidity and Capital Resources: At March 31, 1995, the Company's debt as a percentage of total capitalization was 35.0%, compared with 38.1% at December 31, 1994. Consolidated debt at the end of the first quarter 1995 was $1,043.6 million compared with $933.1 million at the end of 1994. The increase in debt reflected $126.4 million due to the consolidation of SPCC. Additional indebtedness permitted under the terms of the Company's credit agreements totaled $714 million at March 31, 1995.

On April 21, 1995, the Company sold $150 million of 8.5% debentures due May 1, 2025. The sale was made under Asarco's universal shelf registration statement filed with the U.S. Securities and Exchange Commission in October, 1994 for up to $300 million of securities. The Company used the proceeds to repay, in part, revolving credit bank borrowings. Borrowings under the revolving credit were used to fund the purchase of an additional 10.7% interest in SPCC on April 5, 1995 and for general corporate purposes.

The Company expects that it will meet its cash requirements for 1995 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

In April, the Board of Directors declared an increased quarterly dividend on the common stock of 20 cents per share payable June 1, 1995 to stockholders of record at the close of business on May 8, 1995.

Impact of New Accounting Standards: In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company is currently assessing the impact of this statement, which will be effective for financial statements issued for fiscal years begining after December 15, 1995.

COOPERS & LYBRAND L.L.P.




                                                                   Exhibit I


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:

We have reviewed the accompanying interim condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of March 31, 1995 and the related interim condensed consolidated statements of earnings and cash flows for the three month periods ended March 31, 1995 and 1994. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

As described in Note A, the Company has consolidated the financial statements of Southern Peru Copper Corporation effective January 1, 1995.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.






                                                Coopers & Lybrand L.L.P.




New York, New York
April 24, 1995

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


1. Asarco and two of its  wholly-owned  subsidiaries,  Lac  d'Amiante du Quebec,
Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Form 10-K for 1994 and prior years. As of March 31, 1995, there were pending against Asarco and its subsidiaries 840 lawsuits brought by 9388 primary and 7094 secondary plaintiffs in 24 states and one Canadian province seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. In addition, on April 11, 1995 a lawsuit naming both Asarco and Capco along with 177 other defendants was brought by 1,443 primary and 880 secondary plaintiffs in state court in Texas. As of March 31, 1995, LAQ, Asarco and Capco have settled or have been dismissed from a total of 4,889 asbestos personal injury lawsuits brought by approximately 36,257 primary and 23,004 secondary plaintiffs.

2. With respect to the environmental matters concerning the Company's former smelter site in Tacoma, Washington, reported on Form 10-K for 1994, during the first quarter of 1995 the Environmental Protection Agency ("EPA")issued a Record of Decision ("ROD"). The ROD incorporates the remedy set forth in the agreement in principle reached among the Company, the City of Tacoma, the Town of Ruston and the Metropolitan Park District, which provides for site redevelopment and the placement of untreated soils in an on-site containment facility.

3. With respect to the lawsuits alleging that the Company was illegally discharging untreated water from its Omaha plant without a permit, reported on Form 10-K for 1994, on March 24, 1995 the federal court in Nebraska granted partial summary judgment in favor of the EPA and citizen plaintiffs and against the Company, holding that the Company had been unlawfully discharging water without a permit until June 1994. The judge ruled that factual issues including issues related to damages remained for trial and scheduled the case for trial during the summer of 1995. In the meantime settlement discussions between the Company and EPA are continuing.

4. In March 1995 the Company was sued in federal court in Tacoma, Washington by a retirement home with 200 residents and 21 acres of property seeking damages for diminution of property value, response costs and attorneys' fees. The suit contains allegations similar to those advanced in the Tacoma class action settled by the Company in January 1995, and reported on Form 10-K for 1994.

5. With respect to the action pending in state court in Duval County, Texas concerning alleged exposure to materials, including metals, reported on Form 10-K for 1994, further amendments to the complaint were filed during the first quarter of 1995 increasing the number of plaintiffs to approximately 379.

6. With respect to the lawsuit filed in May 1989 in state court in Butte, Montana by Montana Mining Properties, reported on Form 10-K for 1994 and prior years, in April 1995 the Supreme Court of Montana reversed, as to all defendants except Asarco, the trial court's grant of summary judgment and it remanded the case for trial. Accordingly, Asarco is no longer a party to the litigation, but the case remains pending against Asarco's partner in the Montana Resources partnership and the partnership itself, in which Asarco has a 49.9 percent interest.

7. On March 7, 1995, a 60-day notice under the Clean Water Act was received from the Land and Water Fund of the Rockies on behalf of its client the Cabinet Resource Group (the "Group"), alleging that the Company has failed to obtain a water discharge permit for its Troy unit. The notice indicates that upon the expiration of the statutory 60-day waiting period a lawsuit may be initiated against the Company by the Group. No action has yet been filed and the Company is discussing the matter with the Group.

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on April 26, 1995, stockholders were asked to elect six directors (the remaining directors continue to serve in accordance with their previous election), to approve the selection of auditors for 1995, and to vote on a shareholder proposal concerning the Company's non-employee directors' retirement plan.

Votes cast in the election of directors were as follows:

Names                                                           Number of Shares

                                                            For                Withheld
James W. Kinnear                                         35,357,052              193,225
Francis R. McAllister                                    35,232,012              318,265
Michael T. Nelligan                                      35,356,410              193,867
John D. Ong                                              35,355,085              195,192
Martha T. Muse                                           35,338,537              211,740
David C. Garfield                                        35,363,756              186,521


Stockholders approved the selection of auditors as follows:

For                                   Against                    Abstain
35,242,352                            239,719                    68,206


The shareholder proposal received the following votes:

For                                   Against                    Abstain

10,810,888                           18,976,225                  802,171

     There were 4,960,993 "broker nonvotes" relating to the shareholder proposal at the meeting: that is, brokers holding shares in nominee name for beneficial owners were not permitted under applicable regulations to vote on the matters presented at the annual meeting in the absence of any instructions from the beneficial owners after timely delivery to them of soliciting proxy materials.



Item 6 - Exhibits and Reports on Form 8-K

(b) Current Reports on Form 8-K

1 - Current Report dated April 6, 1995 reporting the purchase by the Company on April 5, 1995 of the 10.7% interest in Southern Peru Copper Corporation ("SPCC") held by Newmont Gold Company.

2 - Current Report dated April 7, 1995 on Form 8-K/A amending the Current Report on Form 8-K dated April 6, 1995 to delete certain unrelated information which forms part of a Current Report on Form 8-K filed on February 24, 1995.

3 - Current Report filed on April 24, 1995 on the acquisition of the 10.7% interest in SPCC and including unaudited pro forma consolidated financial statements for the year-ended December 31, 1994 to give effect to the acquisition and the resulting consolidation of SPCC based on the Company's 63% interest in SPCC as though the purchase had occurred in 1994.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ASARCO Incorporated
                                                   (Registrant)




Date:   May 11, 1995                            /s/ Kevin R. Morano
                                                -------------------
                                                Kevin R. Morano
                                                Vice President, Finance and
                                                Chief Financial Officer



Date:   May 11, 1995                             /s/ William Dowd
                                                 ----------------
                                                 William Dowd
                                                 Controller

                                                                  Exhibit II

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated April 24, 1995 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of March 31, 1995 and for the three month periods ended March 31, 1995 and 1994 and included in this Form 10-Q for the quarter ended March 31, 1995 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, and 33-34606) and Form S-3 (File Nos. 33-45631 and 33-55993).
Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                Coopers & Lybrand L.L.P.




New York, New York
April 24, 1995