Form 10-K/A
period 1994-12-31
ASARCO INC
filed 1995-06-26
CIK 7649

ASARCO Incorporated

                                                    FORM 10-K/A
                                                 December 31, 1994


                                                       INDEX


                                                                                        Page
                                                                                       Number

FORM 10-K/A                                                                              i


ITEM 14                                                                                  ii


EXHIBIT INDEX                                                                          D1-D3


FORM 11-K                                                                             D30-D43



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                1994 FORM 10-K/A

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

                                                 Name of each exchange on
      Title of each class                            which registered
Common Stock, without par value                  New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes___X___     No_____

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

                      ASARCO Incorporated and Subsidiaries

                                  FORM 10-K/A
                               December 31, 1994



The undersigned registrant hereby amends the 1994 Annual Report on Form 10-K as set forth in the pages attached hereto to add the information, financial statements and exhibits required by Form 11-K filed with respect to the Savings Plan of ASARCO Incorporated and Participating Subsidiaries pursuant to Rule 15d-21.

The following item has been refiled to reflect such amendments:


Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.

     As the Exhibits are considered a "discrete  filing item",  the Exhibits and
Exhibit Index as amended have been refiled.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ASARCO Incorporated


                                    By  /s/  K. R. Morano
                                             K. R. Morano
                                             Vice President and
                                             Chief Financial Officer


Date:  June 22, 1995

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

                              ASARCO Incorporated
                                 EXHIBIT INDEX

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

              (g)  Stock Incentive Plan adopted by the Company's  Shareholders
                   on April 25, 1990, as last amended on November 30, 1994                                 D23-D29

11.           Statement re Computation of Earnings Per Share                                                  D4

21.           Subsidiaries of the Registrant                                                                 D5-D8

23. Report of Independent Accountants on Financial Statement Schedules and Consent of Independent Accountants are included on page A63 of this Annual Report on Form 10-K.

99.           Report on Form 11-K  relating  to the  Savings  Plan for  Salaried
              Employees of ASARCO  Incorporated and Participating  Subsidiaries.
              D30-D43

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.

                                       D3

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                ----------------


                                   FORM 11-K

                                ----------------


                                 ANNUAL REPORT


                        PURSUANT TO SECTION 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                               -----------------


                           Commission File No. 1-164


                               -----------------


                  For the fiscal year ended December 31, 1994



                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries



                              ASARCO Incorporated
                                180 Maiden Lane
                            New York, New York 10038

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries


                       Financial Statements and Schedules

                           December 31, 1994 and 1993

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries


                                     INDEX


                                                                                                     Page
                                                                                                    Number

Report of Independent Accountants                                                                     D31

Statement of Net Assets Available for
 Benefits, with Fund Information at December 31, 1994                                                 D32

Statement of Net Assets Available for
 Benefits, with Fund Information at December 31, 1993                                                 D33

Statement of Changes in Net Assets Available
 for Benefits, with Fund Information for the year ended
 December 31, 1994                                                                                    D34

Notes to Financial Statements                                                                       D35-D40

Supplemental Schedules:
  Form 5500 Item 27a-Schedule of Assets Held
   for Investment Purposes at December 31, 1994                                                       D41

  Form 5500 Item 27d-Schedule of Reportable
   Transactions for the year ended December 31, 1994                                                  D42

Consent of Independent Accountants                                                                    D43


























                                      D30

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Savings Plan Committee of ASARCO Incorporated and Participating Subsidiaries:


We have audited the accompanying statements of net assets available for benefits of the Savings Plan of ASARCO Incorporated and Participating Subsidiaries (the "Plan") as of December 31, 1994 and 1993, and the related statement of changes in net assets available for benefits for the year ended December 31, 1994. These financial statements are the responsibility of the Plan administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1994 and 1993 and the changes in net assets available for benefits for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules, as listed in the index on page D30, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the accompanying statements of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the statements of net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                        COOPERS & LYBRAND L.L.P.


New York, New York
June 1, 1995









                                      D31

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries Statement of Net Assets Available for Benefits, with Fund Information at December 31, 1994
                             (dollars in thousands)

                          Vanguard
                            Index    Asarco               Short                Vanguard  Vanguard  Vanguard
                  Fixed     Trust    Common    VMMR     Term U.S.   Vanguard   Extended    U.S.    Windsor
                 Income      500     Stock     Prime    Treasury   Wellington   Market    Growth      II       Loan
ASSETS:           Fund    Portfolio   Fund   Portfolio  Portfolio     Fund       Fund      Fund      Fund      Fund     Total
                  -----    ------     ----    -------    -------     -----      -----     -----     -----     -----     -----

Investments, at
 fair value
 (Notes 3 and
 4):

ASARCO Common
 Stock Fund
 1,965,216
 units (cost:
 $18,612)                            $20,930                                                                            $20,930
Vanguard:
Money Market
 Reserves Prime
 Portfolio
 (cost
 approximates
 market)          $1,849                       $16,907                                                                   18,756
Index Trust -
 500 Portfolio
 392,126 units
 (cost: $16,006)           $16,850                                                                                       16,850
Fixed Income
 Securities
 Fund - Short
 Term U.S.
 Treasury
 Portfolio
 855,135 units
 (cost:  $8,734)                                           $8,372                                                         8,372
Vanguard
 Wellington
 Fund 291,936
 units (cost:
 $5,870)                                                               $5,660                                             5,660
Index Extended
 Market Fund -
 68,269 units
 (cost: $1,292)                                                                  $1,264                                   1,264
U.S. Growth
 Fund 84,911
 units (cost:
 $1,278)                                                                                   $1,302                         1,302
Windsor II Fund
 249,901 units
 (cost: $4,209)                                                                                      $3,953               3,953
Loans to
 Participants
 (Note 6)                                                                                                   $3,750        3,750
                  ------    ------    ------    ------     ------      ------    ------    ------    ------ ------       ------
     Total
 Investments       1,849    16,850    20,930    16,907      8,372       5,660     1,264     1,302     3,953 3,750        80,837
Contributions
 Receivable:
  Participant                  139        21        84         65          81        28        20        65                 503
  Company                                182                                                                                182
Interest                                                                                                       19            19
 Receivable
Loans Receivable
                                36         6        22         16          30         6         4        16  (136)
                  ------   -------   -------   -------     ------      ------    ------    ------    ------ -----        ------
 TOTAL ASSETS      1,849    17,025    21,139    17,013      8,453       5,771     1,298     1,326     4,034  3,633       81,541
                  ------   -------   -------   -------     ------      ------    ------    ------    ------ ------       ------


NET ASSETS
 AVAILABLE FOR    $1,849   $17,025   $21,139   $17,013     $8,453      $5,771    $1,298    $1,326    $4,034 $3,633      $81,541
 PLAN BENEFITS    ======   =======   =======   =======     ======      ======    ======    ======    ====== ======      =======





See notes to financial statements.


                                      D32

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries Statement of Net Assets Available for Benefits, with Fund Information at December 31, 1993
                             (dollars in thousands)

                          Vanguard                        Short
                            Index    Asarco               Term                 Vanguard  Vanguard  Vanguard
                  Fixed     Trust    Common    VMMR       U.S.      Vanguard   Extended    U.S.    Windsor
                 Income      500     Stock     Prime    Treasury   Wellington   Market    Growth      II       Loan
ASSETS:           Fund    Portfolio   Fund   Portfolio  Portfolio     Fund       Fund      Fund      Fund      Fund     Total
                  -----    ------     ----    -------    -------     -----      -----     -----     -----     -----     -----

Investments, at
 fair value
 (Notes 3 and
 4):

ASARCO
 Common
 Stock
 Fund
 1,930,424
 units
 (cost:
 $17,873)                           $16,525                                                                             $16,525
Vanguard:
Money Market
 Reserves Prime
 Portfolio
 (cost
 approximates
 market)           $ 2,373                        $12,213                                                                 14,586
Index Trust -
 500 Portfolio
 381,714 units
 (cost: $15,320)             $16,731                                                                                      16,731
Fixed Income
 Securities
 Fund - Short -
 Term U.S.
 Treasury
 Portfolio
 780,443 units
 (cost:  $8,034)                                             $8,101                                                        8,101
Vanguard
 Wellington
 Fund 180,033
 units (cost:
 $3,614)                                                                $3,673                                             3,673
Index Extended
 Market Fund -
 37,276 units
 (cost: $691)                                                                       $724                                     724
U.S. Growth
 Fund 47,733
 units (cost:
 $712)                                                                                       $713                           713
Windsor II Fund
 146,987 units
 (cost:
 $2,479)                                                                                              $2,505               2,505
Wachovia Bank
 of North
 Carolina:
 Guaranteed
 Investment
 Contracts (at
 cost plus
 interest)         9,710                                                                                                   9,710
Loans to
 Participants
 (Note 6)                                                                                                      $3,606      3,606
                  ------      ------  ------     ------     ------      ------     -----      ----     -----   ------    -------
     Total
 Investments      12,083      16,731  16,525     12,213      8,101       3,673       724       713     2,505    3,606     76,874
Contributions
 Receivable:
  Participant                    150      20         91         71          73        22        17        59                 503
  Company                                182                                                                                 182
Interest                                                                                                           18         18
 Receivable
Loans Receivable                  40       6         22         15          22         5         4        21     (135)
                 -------     ------- -------    -------     ------      ------      ----      ----    ------   ------     ------
     TOTAL        12,083      16,921  16,733     12,326      8,187       3,768       751       734     2,585    3,489     77,577
                 -------     ------- -------    -------     ------      ------      ----      ----    ------   ------     -------
 ASSETS
NET ASSETS
 AVAILABLE FOR
 PLAN BENEFITS   $12,083     $16,921 $16,733    $12,326     $8,187      $3,768      $751      $734    $2,585   $3,489    $77,577
                 =======     ======= =======    =======     ======      ======      ====      ====    ======   ======    =======



See notes to financial statements.


                                      D33

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries Statement of Changes in Net Assets Available for Benefits, with Fund Information at December 31, 1994
                             (dollars in thousands)

                          Vanguard                        Short
                            Index    Asarco               Term                 Vanguard  Vanguard  Vanguard
                  Fixed     Trust    Common     VMMR      U.S.      Vanguard   Extended    U.S.    Windsor
                 Income      500     Stock     Prime    Treasury   Wellington   Market    Growth      II       Loan
ADDITIONS:        Fund    Portfolio   Fund   Portfolio  Portfolio     Fund       Fund      Fund      Fund      Fund     Total
                  -----    ------     ----    -------    -------     -----      -----     -----     -----     -----     -----

Investment
 Income (Note 3)
  Dividends                 $   528  $  285     $  624    $   442     $   245    $   35    $   15    $  237             $ 2,411
  Interest        $  301                                                                                       $  215       516
                  ------     ------   ------    ------     ------      ------    ------    ------    ------    ------   -------
     Total           301        528     285        624        442         245        35        15       237       215     2,927

Net
 Appreciation
 (Depreciation)
 in the Fair
 Value of
 Investments
 (Note 3)                      (339)   4,072                 (481)       (281)      (57)       26      (281)              2,659


Contributions
 (Notes 3, 4 &
 5)
 Participants                 1,771     217        951        789         975       326       232       805               6,066
  Company                             2,177                                                                               2,177

Loan Repayments
 (Note 6)                       532      88        288        211         289        84        72       221     (1,785)

Transfer from
 other plan            6         55      55        105         44          43        23        13        41         7       392

Interfund
 transfers        (9,571)        90    (93)      5,862        713       1,431       250       332       986
                  ------    -------  -----      ------     ------      ------    ------    ------    ------    ------    ------
TOTAL ADDITIONS   (9,264)     2,637   6,801      7,830      1,718       2,702       661       690     2,009    (1,563)   14,221

DEDUCTIONS
  Withdrawals        858      2,033   2,258      2,624      1,228         530        61        73       417       163    10,245
  Loans (Note 6)     112        500     138        516        223         169        44        25       143    (1,870)
  Other                                 (1)          3          1                     9                                      12
                    ------    ------  -----       -----     ------       ----     ------      ---      ----    ------     ------
    TOTAL
 DEDUCTIONS          970      2,533   2,395      3,143      1,452         699       114        98       560    (1,707)   10,257

    Net
 Increase
(Decrease)       (10,234)       104   4,406      4,687        266       2,003       547       592     1,449       144     3,964


NET ASSETS
 AVAILABLE FOR
 PLAN BENEFITS,
 BEGINNING OF
 YEAR             12,083     16,921  16,733     12,326      8,187       3,768       751       734     2,585     3,489    77,577
                  ------    -------  ------     ------     ------      ------    ------    ------    ------    ------   -------

NET ASSETS
 AVAILABLE FOR
 PLAN BENEFITS,
 END OF YEAR      $1,849    $17,025  $21,139   $17,013     $8,453      $5,771    $1,298    $1,326    $4,034    $3,633   $81,541
                  ======    =======  =======   =======     ======      ======    ======    ======    ======    ======   =======




See notes to financial statements.







                                      D34

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                         Notes to Financial Statements



1.  Plan Description

       Effective January 1, 1980 ASARCO Incorporated (the "Company") established the Savings Plan of ASARCO Incorporated and Participating Subsidiaries (the "Plan"), which has been amended thereafter. Contributions were commenced in July 1980. The Plan is a defined contribution plan and is administered by the Savings Plan Committee in accordance with authority delegated by the Fiduciary Committee.

       The Plan is designed to provide a method of savings by eligible employees for their retirement and other needs, and to enable them to acquire a stock interest in the Company. In 1994, participants were able to invest in one or a combination of eight funds: the Vanguard Index Trust-500 Portfolio; the Asarco Common Stock Fund; the Vanguard Money Market Reserves-Prime Portfolio; the Fixed Income Securities Fund-Short term
       U.S. Treasury Portfolio; the Vanguard Wellington Fund; the Vanguard Windsor II; the Vanguard U.S. Growth Portfolio; and the Vanguard Index Trust-Extended Market Portfolio.

       Reference should be made to the Plan document for a complete description of the Plan including eligibility requirements and vesting provisions.


2.  Significant Plan Amendments

       On July 27, 1994 the Plan was amended effective July 1, 1994, to change the eligibility waiting period from one year to six months of employment; to accept rollovers from another employer's qualified savings plan; and to charge the cost of the loan administration fees to plan participants. In addition, on June 1, 1994, the Enthone-OMI, Inc. Retirement Savings Plan was merged into the Company's Plan.

       On November 23, 1993, the Plan was amended effective January 1, 1994 to comply with the Department of Labor regulations issued under Section 404(c) of ERISA and the Omnibus Budget Reconciliation Act of 1993, which limited annual covered compensation to $150,000.

       On April 28, 1993, the Plan was amended effective January 1, 1993 to permit direct rollover to another qualified plan or IRA and to impose a mandatory 20% withholding on the taxable portion of an in-service withdrawal or distribution not utilizing direct rollover.


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

                                      D35

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

       Upon enrollment in the Plan participants may direct their elected contributions to be invested in one or more of the following funds in multiples of 5%:

    o Fixed Income Fund - A fund which consists of fixed income contracts and money market investments. At times, this fund will maintain a significant portion of its assets in money market investments to provide liquidity for transactions. After January 1, 1993, exchanges and employee elected contributions were no longer invested in this fund and it was phased out shortly after December 31, 1994.

    o Vanguard Index Trust-500 Portfolio - A fund invested in all of the stocks included in the Standard & Poor's 500 Composite Index in approximately the same proportions as they are represented in the index.

    o Vanguard Money Market Reserves-Prime Portfolio - A fund invested in a portfolio of high quality money market instruments with maturities of one year or less.

                                      D36

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                   Notes to Financial Statements - Continued


    o     Vanguard  Fixed  Income  Securities   Fund-Short  Term  U.S.  Treasury
          Portfolio - A fund invested primarily in short-term U.S. Treasury securities with an average maturity of two to three years.

    o Vanguard Wellington Fund - A fund invested in bonds and common stocks. the bonds are held for relative stability of income and principal, while the common stocks are held for potential growth of capital and income.

    o Vanguard Index Trust - Extended Market Portfolio - A fund which provides investment results that correspond to the aggregate price and yield performance of the Wilshire 4500 Index. the Wilshire 4500 Index consists of over 4,500 U.S. common stocks (primarily medium and small capitalization stocks) that are not included in the standard & Poor's 500 Composite Stock Price Index.

    o Vanguard U.S. Growth Portfolio - a fund invested primarily in a diversified portfolio of common stocks with above-average growth potential.

    o Vanguard Windsor II - A fund invested in common stocks to provide capital appreciation and dividend income.

    o Asarco Common Stock Fund - A fund that invests exclusively in ASARCO Incorporated common stock with a small amount invested in the Vanguard Money Market Reserves-Prime Portfolio to allow for timely responsiveness to Plan transactions.

The Plan also maintains the following fund:

    o Loan Fund - A fund designed to facilitate the recordkeeping and other administrative functions relating to loans made to participants based on their account balances (See Note 6). These loans are receivables of the Plan.

There is some degree of risk with any investment, which is generally related to fluctuation in market value or, with respect to the Vanguard Money Market Reserves-Prime Portfolio and Fixed Income Funds, deterioration in credit quality. Participants are advised to read a Vanguard prospectus or the Plan's summary plan description before investing in any fund.

Vanguard as recordkeeper maintains individual account records reflecting each participant's net interest in each fund of the Plan in which such participant invests. Participant's net interests in each fund of the Plan are represented by units of participation. The following schedule shows the number of units and the net asset value per unit or per share in each fund as of December 31, 1994 and December 31, 1993:










                                      D37

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                   Notes to Financial Statements - Continued

                                             1994                                                          1993
                                             ----                                                          ----

                                                   Net Asset                                                     Net Asset
                                    Number of        Value                                        Number of        Value
                                      Units        Per Unit                                         Units        Per Unit

Fixed Income Fund                     1,849,115        $ 1.00   Fixed Income Fund                   12,082,786*      $ 1.00

Asarco Common Stock Fund              1,965,216*       $10.65   Asarco Common Stock Fund             1,930,424*      $ 8.56

Vanguard Index Trust - 500                                      Vanguard Index Trust - 500
  Portfolio                             392,126*       $42.97     Portfolio                            381,714*      $43.83

Vanguard Money Market Reserves                                  Vanguard Money Market Reserves
  -  Prime Portfolio                                             - Prime Portfolio
                                     16,907,259*       $ 1.00                                       12,213,498*      $ 1.00

Vanguard Fixed Income                                           Vanguard Fixed Income
  Securities  Fund - Short                                       Securities  Fund -  Short
  Term U.S. Treasury  Portfolio                                  Term U.S. Treasury  Portfolio
                                        855,135*       $ 9.79                                          780,443*      $10.38

Vanguard Wellington Fund                291,936*       $19.39   Vanguard Wellington Fund               180,033       $20.40

Vanguard Windsor II Fund                249,901        $15.82   Vanguard Windsor II Fund               146,987       $17.04

Vanguard U.S. Growth Fund                84,911        $15.33   Vanguard U.S. Growth Fund               47,733       $14.93

Vanguard Index Extended                                         Vanguard Index Extended Market          37,276       $19.43
  Market                                 68,269        $18.52

         *Represents 5% or more of net assets available for plan benefits.



5.  Contributions

         Each eligible employee wishing to participate in the Plan must elect to authorize pre-tax contributions by payroll deduction. Contributions are stated in whole percentages of 1% to 12% of the participant's basic earnings, as defined. A participant may elect to decrease or suspend the pre-tax contributions once each Plan Year. A participant may not otherwise alter the amount of the elected pre-tax contributions until the beginning of the next Plan Year. The Internal Revenue Code of 1986, as amended, (the "Code") limited the maximum amount an employee may contribute on a pre-tax basis to $9,240 and $8,994 in 1994 and 1993, respectively.

         Matching Company Contribution - The Company matches the first 6% of a participant's monthly contribution at the rate of 50%. The matching contribution may be made in either cash or ASARCO Common Stock and in the case of cash, the Trustee is required to purchase ASARCO Common Stock. Contributions for the year ended December 31, 1994 consisted of the following:

           Cash                                              $      160
           Asarco Common Stock                                2,176,840
                                                            ------------
                                                             $2,177,000
                                                            ============

                                      D38

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


6.  Loans

         The Plan provides for loans to participants who have participated in the Plan for at least one year, subject to certain limitations. The maximum loan allowed to each participant is limited to the lessor of 50% of the total value of the participant's accounts, or $50,000 reduced by the highest outstanding balance of any other Plan loan to such participant during the prior twelve-month period.

         A participant's loan is repayable within no more than five years or immediately upon termination of employment. Interest is currently accrued at the prime rate. Loans are secured by a lien on the participant's interest in the Plan. Loan repayments are made through payroll withholding from the participant's earnings. A participant may pre-pay a loan at any time without penalty.


7.  Tax Status

         The Plan, as amended through July 1, 1994, has received a favorable determination from the Internal Revenue Service ("IRS") that it is a qualified plan and trust under Section 401(a) of the Code and, thus, exempt from federal income taxes under provisions of Section 501(a) of the Code.


8.  Plan Expenses

         The Company pays all administrative expenses of the Plan including trust, recordkeeping, consulting, audit and legal fees, with the exception of loan administration fees which are charged to participants. In addition, the Company pays for investment fees related to the Fixed Income contracts held by the Wachovia Bank of North Carolina. All investment fees related to Vanguard Mutual Funds are paid from the net assets of such funds.

         All taxes (excluding transfer taxes on shares of Asarco Common Stock distributed to participants or their beneficiaries), brokerage commissions and expenses directly related to the investment of the Plan assets are paid from the assets of the relevant fund of the Plan.









                                      D39

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                   Notes to Financial Statements - Continued


9.  Termination Priorities

         The Company reserves the right to amend or discontinue the Plan by action of the Board at any time. In the event of termination or partial termination of the Plan or a complete discontinuance of matching Company contributions under the Plan, each affected participant shall be 100% vested in their share of the Plan net assets.


10.  Executive Life Contract

         All contributions and transfers to the Fixed Income Fund made from January to December 1988 were invested in a fixed income contract providing a 9.5% rate of interest maturing December 31, 1992 with Executive Life Insurance Company (ELIC Contract and ELIC, respectively) the California subsidiary of First Executive Corporation.

         On April 11, 1991, the California State Insurance regulators placed ELIC in conservatorship, freezing its assets and providing time to evaluate alternatives such as selling the company or rehabilitating it. During 1991, the Company made arrangements to protect participant's interest in this contract through its commitment to pay the full contract value as of December 31, 1991 plus interest based on the blended rate of all contracts held in the fixed income fund after December 31, 1991. Such rate is adjusted quarterly. The Company also obtained a five-year irrevocable letter of credit from Barclays Bank PLC, to further back this commitment. The Company received a Department of Labor exemption to proceed with this transaction and to obtain an assignment of the contract up to the amount advanced on behalf of ELIC plus the blended rate of interest. The Department of Labor exemption was effective as of December 2, 1991 and at that time the trustee and investment management responsibilities were transferred from State Street Bank and Trust Company to Wachovia Bank of North Carolina, N.A. (ELIC Contract Trustee).

         On September 3, 1993 the California Superior Court approved a rehabilitation plan for ELIC's successor, Aurora Life Assurance Company, in which plan sponsors were given the choice to participate in the rehabilitation plan. As a result of this rehabilitation plan the Fixed Income Fund received a payment from ELIC in the amount of $577,393 on such date.

         At December 31, 1993 the value of the ELIC Contract in the Plan was $1,950,314. During February 1994, the Company and the ELIC Contract Trustee elected not to participate in the rehabilitation plan. As a result, on April 4, 1994, ELIC paid $1,522,386 in cash to the ELIC Contract Trustee, who forwarded such amount to the Fixed Income Fund of the Plan. Between January 1994 and April 6, 1994, the Company paid the Plan an amount equivalent to the remaining contract value. This eliminated the ELIC Contract Obligation in the Fixed Income Fund as agreed under the assignment entered into between the Company and the Plan pursuant to the exemption dated December 2, 1991. Any future recoveries will be paid to the ELIC Contract Trustee and forwarded to the Company as reimbursement for payments to the Plan since December 2, 1991 or, in the case of any excess amounts, to the Plan participants.






                                      D40

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                               Form 5500 Item 27a
                Schedule of Assets Held for Investment Purposes
                              at December 31, 1994

                                                                   Cost or           Market          Rate of
                                                                 Book Value          Value          Interest        Maturity
                                                                                                                      Date

     Fixed Income Fund

       Vanguard Fiduciary Trust Company:
            Vanguard Money Market Reserves -
            Prime Portfolio Fund                                 $ 1,013,042   $ 1,013,042

       Wachovia Bank of North Carolina, N.A.:
            1990 Contract - Principal Mutual                         836,076       836,076          8.9%          01/03/95
                                                                   ---------    ------------
              Total Fixed Income Fund                              1,849,118     1,849,118

       Vanguard Fiduciary Trust Company:
            Vanguard Index Trust - 500 Portfolio                  16,006,428    16,849,665*

       Asarco Common Stock Fund                                   18,612,474    20,929,551*

       Vanguard Fixed Income Securities Fund - Short Term
            U.S. Treasury Portfolio                                8,734,281     8,371,771*

       Vanguard Money Market Reserves - Prime Portfolio           16,907,259    16,907,259*

       Vanguard Wellington Fund                                    5,869,957     5,660,635*

       Vanguard Index Extended Market Fund                         1,291,702     1,264,334

       Vanguard U. S. Growth Fund                                  1,277,573     1,301,689

       Vanguard Windsor II Fund                                    4,209,498     3,953,428

     Loan Fund
       Participants' Loans                                                 -     3,749,709         6.0%-10.5%
                                                                  ----------    ----------
       TOTAL INVESTMENTS                                         $74,758,290    $80,837,159
                                                                 ===========    ===========


* Represents 5% or more of net assets available for plan benefits.


















                                      D41

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries


                               Form 5500 Item 27d
                      Schedule of Reportable Transactions
                      for the year ended December 31, 1994

                                     Number of      Number of        Purchase          Selling          Basis of         Net Gain
      Description of Asset           Purchases        Sales           Price             Price            Asset           or (Loss)
      --------------------           ---------        -----           -----             -----            -----           ---------

Common Stock of
 ASARCO Incorporated                    106           167          $4,141,324        $3,807,958         $3,265,502        $542,456

Vanguard Index Trust
 500 Portfolio                           93           161          $4,229,040        $3,771,398         $3,796,666        $(25,268)

Vanguard Money Market
 Reserves-Prime Portfolio               177           174          $9,900,869        $5,207,108         $5,207,108        $      -

Vanguard Fixed Income
 Securities Fund-Short
 Term U.S. Treasury
 Portfolio                              135           151          $3,660,204        $2,908,260         $2,971,776        $(63,516)

Vanguard Wellington Fund                 98           122          $3,596,769        $1,327,589         $1,349,723        $(22,134)



































                                      D42

                       CONSENT OF INDEPENDENT ACCOUNTANTS




We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements of ASARCO Incorporated on Form S-3 (File Nos. 33-45631 and 33-55993) and on Form S-8 (File Nos. 2-67732, 2-83782 and
33-34606) of our report dated June 1, 1995 on our audits of the Statements of Net Assets Available for Benefits of the Savings Plan of ASARCO Incorporated and Participating Subsidiaries as of December 31, 1994 and 1993, the Supplemental Schedules as of December 31, 1994 and for the year then ended and the Statement of Changes in Net Assets Available for Benefits for the year ended December 31, 1994, which report is included in this Annual Report on Form 11-K. We also consent to the incorporation by reference of such report in the 1994 Annual Report on Form 10-K of ASARCO Incorporated.



                                                        COOPERS & LYBRAND L.L.P.




New York, New York
June 1, 1995





























                                      D43