Form 10-Q
period 1995-06-30
ASARCO INC
filed 1995-08-11
CIK 7649

1995
                                 Second Quarter
                                   Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995             Commission file number 1-164
                  -------------                                    -----





                              ASARCO Incorporated
             (Exact name of registrant as specified in its charter)



           New Jersey                                         13-4924440
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)



     180 Maiden Lane, New York, N.Y.                                10038
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



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

As of July 31, 1995 there were outstanding 42,426,414 shares of Asarco Common Stock, without par value.

                                                  ASARCO Incorporated
                                                    and Subsidiaries


                                                   INDEX TO FORM 10-Q



                                                                                             Page No.

Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Consolidated Statement of Earnings
  Three Months and Six Months Ended
  June 30, 1995 and 1994                                                                         2

Consolidated Balance Sheet
  June 30, 1995 and December 31, 1994                                                            3

Consolidated Statement of Cash Flows
  Three Months and Six Months Ended
  June 30, 1995 and 1994                                                                         4

Notes to Consolidated Financial Statements                                                      5-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                            9-13

Exhibit I - Report of Independent Accountants


Part II.  Other Information:

Item 1.  Legal Proceedings                                                                     14-15

Signatures                                                                                      16

Exhibit II - Independent Accountants' Awareness Letter

                              ASARCO Incorporated
                                and Subsidiaries

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (unaudited)

                                                                         3 Months Ended                      6 Months Ended
                                                                            June 30,                            June 30,
                                                                     1995              1994               1995             1994
                                                                         (in thousands)                      (in thousands)

Sales of products and services                                        $787,464         $487,756          $1,578,471        $930,737

Operating costs and expenses:
  Cost of products and services                                        580,571          440,465           1,150,657         848,174
  Selling, administrative and other                                     30,918           19,638              63,353          39,380
  Provision (recovery) for bad debts                                       491              696               1,065          (2,734)
  Depreciation and depletion                                            30,425           21,481              62,056          42,331
  Research and exploration                                               7,656            4,460              12,766           8,334
                                                                      --------          -------           ---------         -------
  Total operating costs and expenses                                   650,061          486,740           1,289,897         935,485
                                                                      --------          -------           ---------         -------

Operating income (loss)                                                137,403            1,016             288,574          (4,748)
Interest expense                                                       (24,424)         (14,730)            (43,327)        (29,001)
Other income                                                             5,077              267              12,896           5,511
Gain on sale of Asarco Australia Limited                                     -                -                   -          58,512
                                                                      --------         --------           ---------         -------

Earnings (loss) before taxes on income, minority interests
    and equity earnings                                                118,056          (13,447)            258,143          30,274
Taxes on income (benefit)                                               37,034           (6,137)             80,411          14,951
Minority interests in net earnings of consolidated
    subsidiaries                                                       (24,935)            (181)            (56,304)           (302)
Equity in earnings of nonconsolidated associated companies,
    net of taxes of $243 and $293 in 1995; $1,194 and $1,680
    in 1994                                                                323           12,853                 694          16,947
                                                                      --------         --------           ---------         -------

Net earnings                                                          $ 56,410         $  5,362           $ 122,122         $31,968
                                                                      ========         ========           =========         =======

Per share amounts:

Net earnings (a)                                                      $   1.34         $   0.13           $    2.90         $  0.76
                                                                      ========         ========           =========         =======

Cash dividends                                                        $   0.20         $   0.10           $    0.30         $  0.20

Weighted average number of shares outstanding                           42,212           41,829              42,183          41,800




(a)      The effect on the  calculation  of net earnings per common share of the
         Company's   Common  Stock   equivalents   (shares   under  option)  was
         insignificant.




See notes to financial statements

                              ASARCO Incorporated
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                                           June 30,              December 31,
                                                                                             1995                    1994
                                                                                                  (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                                $  210,523            $    18,321
  Marketable securities                                                                        16,927                      -
  Accounts and notes receivable, net                                                          443,768                383,724
  Inventories                                                                                 430,940                299,148
  Other assets                                                                                 58,592                 46,124
                                                                                           ----------            -----------
     Total current assets                                                                   1,160,750                747,317

Investments:
  Cost and available-for-sale                                                                 656,581                751,888
  Equity                                                                                       71,678                391,489
Property                                                                                    4,059,363              2,509,072
Accumulated depreciation and depletion                                                     (2,064,620)            (1,203,573)
Intangible assets                                                                              47,642                 48,356
Other assets                                                                                   76,088                 46,476
                                                                                           ----------            -----------
  Total Assets                                                                             $4,007,482            $ 3,291,025
                                                                                           ==========            ===========

LIABILITIES
Current liabilities:
  Bank loans                                                                               $   20,428            $     5,125
  Current portion of long-term debt                                                            30,436                 13,330
  Accounts payable                                                                            311,033                296,983
  Salaries and wages                                                                           36,044                 20,159
  Taxes on income                                                                              76,582                 43,152
  Reserve for closed plant and environmental matters                                           42,624                 55,946
  Other liabilities                                                                            48,796                 30,838
                                                                                           ----------            -----------
     Total current liabilities                                                                565,943                465,533
                                                                                           ----------            -----------

Long-term debt                                                                              1,135,706                914,601
Deferred income taxes                                                                         145,896                156,450
Reserve for closed plant and environmental matters                                             49,206                 66,458
Postretirement benefit obligations other than pensions                                         93,837                 95,186
Other liabilities and reserves                                                                 74,147                 72,967
                                                                                           ----------            -----------
     Total non-current liabilities                                                          1,498,792              1,305,662
                                                                                           ----------            -----------

MINORITY INTERESTS                                                                            366,145                  2,443
                                                                                           ----------            -----------

COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                                              581,250                572,591
Unrealized gain on securities reported at fair value                                           28,160                 91,627
Retained earnings                                                                             967,192                853,169
                                                                                           ----------            -----------
  Total Common Stockholders' Equity                                                         1,576,602              1,517,387
                                                                                           ----------            -----------

  Total Liabilities, Minority Interests and Common Stockholders' Equity                    $4,007,482            $ 3,291,025
                                                                                           ==========            ===========



(a)  Common shares: authorized 80,000; outstanding:                                            42,248                 42,102


See notes to financial statements

                                                              - 3 -

                              ASARCO Incorporated
                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                  3 Months Ended                 6 Months Ended
                                                                                     June 30,                       June 30,
                                                                                 1995            1994           1995          1994
                                                                                  (in thousands)                 (in thousands)
OPERATING ACTIVITIES
Net earnings                                                                    $56,410         $ 5,362        $122,122     $31,968
Adjustments  to  reconcile  net  earnings to net cash  provided  from (used for)
   operating activities:
   Depreciation and depletion                                                    30,425          21,796          62,056      42,970
   Deferred income taxes                                                         10,112          (6,693)         22,163      13,666
   Treasury stock used for employee benefits                                      1,223           1,151           2,831       2,442
   Undistributed equity (earnings) losses                                            84         (12,062)            406     (14,127)
   Net gain on sale of investments and property                                  (1,301)           (170)         (1,753)    (59,289)
   Increase (decrease) in reserve for closed plant and environmental
        matters                                                                  (8,039)        (11,788)        (30,574)    (11,309)
   Minority interests                                                            24,935             181          56,304         302
   Cash provided from (used for) operating  assets and  liabilities,  net of the consolidation of SPCC:
          Accounts and notes receivable                                          33,714         (75,352)         36,407     (76,096)
          Inventories                                                           (31,784)        (20,828)        (16,306)    (23,488)
          Accounts payable and accrued liabilities                                5,124          85,106         (31,674)     92,300
          Other operating liabilities and reserves                                2,193          (7,199)        (14,888)     (4,045)
          Other operating assets                                                 (5,534)         (4,931)        (10,542)     (6,406)
          Foreign currency transaction (gains) losses                               977              31          (1,279)      2,307
                                                                                -------         -------         -------       -----

Net cash provided from (used for) operating activities                          118,539         (25,396)        195,273      (8,805)
                                                                                -------         -------         -------      ------

INVESTING ACTIVITIES
Capital expenditures                                                           (110,035)        (13,636)       (186,382)    (23,932)
Sale of securities, investments and property                                     20,494             212          62,565      79,703
Release of restricted cash                                                       58,954               -          58,273           -
Sale of available-for-sale securities                                             2,914          54,502           9,144      62,674
Purchase of available-for-sale securities                                        (3,644)        (55,144)        (10,352)    (63,200)
Purchase of investments                                                            (938)           (215)        (36,010)       (215)
Acquisition of additional interest in SPCC                                     (116,444)              -        (116,444)          -
Consolidation of the opening cash balance of SPCC                                     -               -          93,348           -
                                                                               --------         -------        --------       -----

Net cash provided from (used for) investing activities                         (148,699)        (14,281)       (125,858)     55,030
                                                                               --------         -------        --------     -------

FINANCING ACTIVITIES
Debt incurred                                                                   154,733          45,754         164,723      45,879
Debt retired                                                                    (12,277)         (1,573)        (29,167)    (80,361)
Net treasury stock transactions                                                     471             460             235         482
Dividends paid                                                                   (8,443)         (4,183)        (12,659)     (8,361)
                                                                                -------         -------         -------     -------
Net cash provided from (used for) financing activities                          134,484          40,458         123,132     (42,361)
                                                                                -------         -------         -------     -------

Effect of exchange rate changes on cash                                            (480)           (252)           (345)       (331)
                                                                                -------         -------         -------     -------
Increase (decrease) in cash and cash equivalents                                103,844             529         192,202       3,533
Cash and cash equivalents at beginning of period                                106,679          15,504          18,321      12,500
                                                                                -------         -------        --------     -------
Cash and cash equivalents at end of period                                     $210,523         $16,033        $210,523     $16,033
                                                                               ========         =======        ========     =======


See notes to financial statements

                              ASARCO Incorporated
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


A. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1995 and the results of operations and cash flows for the three months and six months ended June 30, 1995 and 1994. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. Their report is filed as an exhibit to this filing. The results of operations for the three month and six month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 annual report on Form 10-K.

B.    Acquisition of Additional Interest in SPCC:

      On April 5, 1995, the Company acquired an additional 10.7% interest in Southern Peru Copper Corporation (SPCC) for $116.4 million, increasing its ownership from 52.3% to 63%. The additional shares acquired enabled the Company to elect a majority of the directors of SPCC. As a result, the Company has consolidated the financial statements of SPCC in its financial statements based on its 52.3% ownership, effective January 1, 1995 and 63% ownership, effective April 5, 1995. The Company previously accounted for its investment in SPCC by the equity method. The acquisition has been accounted for as a purchase transaction. The excess of the purchase price over the Company's interest in the net book value of SPCC attributable to the shares acquired is estimated to be assigned to proven and probable sulfide reserves, proven and probable leachable reserves and mineralized material.

C.    Inventories were as follows:
      (in millions)

                                                                                        June 30,         Dec. 31,
                                                                                          1995             1994
           Inventories of smelters, refineries and other
             metal plants at LIFO cost or market                                          $  14.6           $  12.5
           Provisional cost of metals received for
             which prices have not yet been fixed                                            69.9              78.5
           Mine inventories at FIFO cost or market                                          114.5             119.8
           Metal inventory at average cost or less                                           55.5                 -
           Materials and supplies at average cost or less                                   147.5              65.9
           Other                                                                             28.9              22.4
                                                                                          -------           -------
                Total                                                                     $ 430.9           $ 299.1
                                                                                          =======           =======

      Metal inventory represents the refined and in-process metal inventories of SPCC which is recorded at the lower of average cost or market value.

      At June 30, 1995, replacement cost exceeded inventories carried at LIFO cost by approximately $143.6 million (December 31, 1994 - $143.2 million).

D.    Hedging activities:

      At June 30, 1995 the Company had copper put options with an average strike price of 91.0 cents per pound covering 68,728 tons or approximately 41% of Asarco's expected domestic copper production for the remaining six months of 1995. The cost of acquiring these puts was $2.7 million. Copper put options with an average strike price of 98.1 cents per pound covering
      108,137 tons or approximately 32% of Asarco's expected 1996 domestic copper production were acquired at a cost of $3.7 million. In addition, at June 30, 1995 SPCC had copper put options with an average strike price of
      107.9 cents per pound covering 66,139 tons or approximately 47% of its expected copper production for the remaining six months of 1995. The cost of acquiring these puts was $2.1 million. Copper put options with an average strike price of 96.3 cents per pound covering 79,366 tons or approximately 26% of its expected 1996 copper production were acquired at a cost of $1.9 million.

E.    Supplemental disclosures of cash flow information:
      (in millions)

                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,
                                                                1995              1994             1995              1994
                                                                ----              ----             ----              ----
          Cash paid for:
            Interest (net of amounts capitalized)
                                                                $20.9             $13.3            $38.7             $29.9
            Income taxes (net of refunds)                        16.8               0.4             26.3               1.1

F. In the first quarter of 1994, the Company sold its remaining interest in Asarco Australia Limited, its gold mining investment, for US $79.5 million. The sale resulted in a pre-tax gain of $58.5 million ($31.9 million after-tax).

G.    Taxes on income:

      Taxes on income for the three month and six month periods ending June 30, 1995 reflect increased taxes due to higher earnings and the consolidation of SPCC. The six month period ending June 30, 1994 includes taxes resulting from the gain on the sale of Asarco Australia Limited. Reported earnings from the consolidated subsidiary Asarco Australia Limited were previously treated as permanently reinvested. Taxes on income for the six month period ending June 30, 1994 also reflect tax benefits resulting from operating losses.

H.    Capsulized   quarterly  earnings  information  is  provided  for  SPCC,  a significant associated company previously accounted for by the equity method. Equity earnings are not shown for the comparable 1995 period as the Company has consolidated the financial statements of SPCC in its financial statements effective January 1, 1995.

           (in millions)                                                                     SPCC
                                                                          Three Months Ended        Six Months Ended
                                                                             June 30, 1994           June 30, 1994
                                                                             -------------           -------------
           Net Sales                                                               $ 149.2                 $ 296.1
                                                                                   =======                 =======

           Earnings before Taxes                                                   $  41.0                 $  56.3
           Taxes on Income                                                           (15.5)                  (23.2)
                                                                                     -----                   -----

           Net Earnings                                                             $ 25.5                  $ 33.1
                                                                                    ======                  ======

           Asarco's ownership percentage                                              52.3%                   52.3%
                                                                                      ====                    ====

           Asarco's pre-tax equity earnings                                         $ 13.3                  $ 17.3
                                                                                    ======                  ======

                                                                - 6 -

      Equity in earnings of other nonconsolidated associated companies included in the Consolidated Statement of Earnings for the three months ended June 30, 1995 and 1994 were $566,000 and $753,000 respectively, and for the six months ended June 30, 1995 and 1994 were $987,000 and $1,343,000 respectively.

I.    Consolidation of SPCC - Pro Forma Results of Operations:

      Note B describes the Company's acquisition of an additional 10.7% of SPCC on April 5, 1995. The table below summarizes unaudited pro forma consolidated results of operations of Asarco Incorporated and Subsidiaries for the three months and six months ended June 30, 1995 and 1994, assuming that Asarco had acquired an additional 10.7% of the outstanding stock of SPCC on January 1, 1995 and January 1, 1994, respectively. In preparing the pro forma data, adjustments have been made for the amortization of the excess of the purchase price over the Company's interest in the net book value of SPCC attributable to the shares acquired, the interest expense on additional debt incurred in connection with the acquisition, the income tax benefit from amortization and additional interest expense and the SPCC earnings attributable to Asarco's additional interest net of the related income tax expense. The unaudited pro forma financial information is based on management's assumptions and does not purport to represent the results that actually would have occurred if the acquisition had, in fact, been completed on the dates assumed.

          Results of Operations:                                  Three Months Ended                 Six Months Ended
          (in millions, except per                                     June 30,                          June 30,
           share amounts)                                         Actual       Pro Forma            Pro Forma      Pro Forma
                                                                  1995             1994               1995            1994
          Sales of products and services                          $787.5          $631.0             $1,578.5        $1,210.7
          Net earnings                                            $ 56.4          $  6.4             $  125.1        $   32.3
          Net earnings per common share                           $ 1.34          $  .15             $   2.97        $    .77

J.    Contingencies and Litigation:

      The Company and two subsidiaries, at June 30, 1995, are defendants in 991 lawsuits brought by 11,786 primary and 6,476 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos, as well as three lawsuits for removal or containment of asbestos-containing products in structures. In addition, in June 1995, one of the subsidiaries was served with a complaint in a purported class action filed in Illinois state court that also names 139 other defendants. The class action is allegedly brought on behalf of a nationwide class of persons at an increased risk of developing asbestos-related diseases as a result of asbestos exposure. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

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

      The Company and certain subsidiaries are defendants in ten class and nonclass lawsuits in Texas seeking substantial compensatory and punitive damages for personal injury and contamination of property allegedly caused by present and former operations and product sales of the Company and its subsidiaries.
                                     - 7 -

      The Company and certain of its subsidiaries have received notices from the United States Environmental Protection Agency ("EPA") that they and in most cases numerous other parties are potentially responsible to remediate alleged hazardous substance releases at certain sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"). In addition, the Company and certain of its subsidiaries are defendants in lawsuits brought under CERCLA or state laws which seek substantial damages and remediation. Remedial action is being undertaken by the Company at some of these sites. In connection with the sites referred to above, as well as at other closed plants and sites where the Company is working with the EPA and state agencies to resolve environmental issues, the Company has made reasonable estimates, where possible, of the extent and cost of necessary remedial action and damages. As a result of feasibility studies, public hearings, engineering studies and discussions with the EPA and similar state agencies, for sites where it is probable that liability has been incurred and the amount of cost could be reasonably estimated, the Company recorded charges to earnings in 1992 of $72.4 million, and in 1994 of $51.2 million. Reserves for these matters total $91.8 million at June 30, 1995. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures charged to these reserves for the three months ended June 30, 1995 and 1994 were $9.4 and $14.0 million respectively, and for the six months ended June 30, 1995 and 1994 were $32.3 and $15.9 million respectively.

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


K. On April 21, 1995, the Company sold $150 million of 8.5% debentures due May 1, 2025. The sale was made under Asarco's universal shelf registration statement filed with the U.S. Securities and Exchange Commission in October, 1994 for up to $300 million of securities. The Company used the proceeds to repay, in part, revolving credit bank borrowings. Borrowings under the revolving credit were used to fund the purchase of an additional 10.7% interest in SPCC on April 5, 1995 and for general corporate purposes.

L.    Impact of New Accounting Standards:

      In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company is currently assessing the impact of this statement, which will be effective for financial statements issued for fiscal years beginning after December 15, 1995.

                                 Part I Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Earnings: The Company reported net earnings of $56.4 million, or $1.34 per share, for the second quarter ended June 30, 1995, compared with net earnings of $5.4 million, or $.13 per share, for the second quarter of 1994. The improvement in earnings was principally due to higher base metal prices, the Company's increased ownership of SPCC combined with improved operating results in all of the Company's major businesses.

For the six month period ended June 30, 1995, the Company reported net income of $122.1 million, or $2.90 per share, compared with net income of $32.0 million or $.76 per share for the comparable 1994 period. Results for the six month period ended June 30, 1994 included a $31.9 million after-tax gain, ($58.5 million pre-tax) on the sale of the Company's remaining interest in Asarco Australia Limited and a $2.6 million after-tax gain related to recovery of a bad debt previously written off.

On April 5, 1995, Asarco acquired an additional 10.7% interest in SPCC for $116.4 million, increasing its ownership from 52.3% to 63%. As a result of the acquisition, the Company has consolidated the financial statements of SPCC in its financial statements based on its 52.3% ownership, effective January 1, 1995 and 63% ownership, effective April 5, 1995. The Company had previously accounted for its investment in SPCC by the equity method. Had SPCC been consolidated in the Company's financial statements in 1994, based on its 52.3% ownership, there would have been no effect on net earnings.


Prices: Prices for the Company's metals are established principally on the New York Commodity Exchange ("COMEX") or the London Metal Exchange ("LME").

Price/Volume Data:

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
Average Metal Prices                                               1995            1994           1995            1994
- --------------------                                               ----            ----           ----            ----

Copper     (per pound - COMEX)                                    $ 1.33          $  .99         $ 1.35         $  .93
Copper     (per pound - LME)                                        1.31             .97           1.32            .91
Lead       (per pound - LME)                                         .27             .22            .28            .22
Silver     (per ounce - Handy & Harman)                             5.48            5.38           5.09           5.33
Gold       (per ounce - London Final)                                388             381            384            383
Zinc       (per pound - LME)                                         .47             .43            .48            .44
Molybdenum (per pound - Metals Week Dealer Oxide)                   7.21            3.16          10.49           2.96

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
        Sales Volume:                                       1995             1994              1995             1994
        ------------                                        ----             ----              ----             ----

        Copper     (tons)
          Asarco                                             128,890          137,299           257,650          284,875
          SPCC                                                75,602           77,361           139,200          162,379
                                                             -------          -------           -------          -------
          Consolidated                                       204,492          214,660           396,850          447,254

          Asarco Beneficial Interest                         176,557          177,759           338,579          369,799

        Lead       (tons)
          Asarco                                              49,424           55,547            99,075          101,316
          SPCC                                                     -                -                 -                -
                                                             -------          -------           -------          -------
          Consolidated                                        49,424           55,547            99,075          101,316

          Asarco Beneficial Interest                          49,424           55,547            99,075          101,316

        Silver     (000s ounces)
          Asarco                                               9,255            8,246            18,831           15,730
          SPCC                                                   613              639             1,141            1,533
                                                             -------           ------           -------          -------
          Consolidated                                         9,868            8,885            19,972           17,263

          Asarco Beneficial Interest                           9,641            8,580            19,493           16,532

        Gold       (ounces)
          Asarco                                              42,200           37,100            93,500           48,300
          SPCC                                                     -                -                 -                -
                                                             -------          -------            ------          -------
          Consolidated                                        42,200           37,100            93,500           48,300

          Asarco Beneficial Interest                          42,200           37,100            93,500           48,300

        Zinc       (tons)(1)
          Asarco                                              35,137           35,182            63,728           65,925
          SPCC                                                     -                -                 -                -
                                                             -------          -------           -------          -------
          Consolidated                                        35,137           35,182            63,728           65,925

          Asarco Beneficial Interest                          35,137           35,182            63,728           65,925

        Molybdenum (tons)(1)
          Asarco                                                 614              421             1,280              843
          SPCC                                                   763              879             1,709            1,608
                                                              ------           ------           -------          -------
          Consolidated                                         1,377            1,300             2,989            2,451

          Asarco Beneficial Interest                           1,095              881             2,256            1,684


         (1)   Volume represents tons of zinc and molybdenum metal contained in concentrate.


Note: SPCC presented at 100%. Asarco's interest in SPCC was 52.3% through the first quarter of 1995 and 63% effective with the second quarter of 1995. Consolidated and Asarco Beneficial Interest amounts shown for 1994 are proforma and assume that Asarco consolidated SPCC effective January 1, 1994 based on Asarco's 52.3% ownership of SPCC and is presented for comparison purposes.

At June 30, 1995, the Company had copper put options with an average strike price of 91.0 cents per pound covering 68,728 tons or approximately 41% of Asarco's expected domestic copper production for the remaining six months of 1995. The cost of acquiring these puts was $2.7 million. Copper put options with an average strike price of 98.1 cents per pound covering 108,137 tons or approximately 32% of Asarco's expected 1996 domestic copper production were acquired at a cost of $3.7 million. In addition, at June 30, 1995, SPCC had copper put options with an average strike price of 107.9 cents per pound covering 66,139 tons or approximately 47% of its expected copper production for the remaining six months of 1995. The cost of acquiring these puts was $2.1 million. Copper put options with an average strike price of 96.3 cents per pound covering 79,366 tons or approximately 26% of its expected 1996 copper production were acquired at a cost of $1.9 million.

The pre-tax gain (loss) on the Company's hedging activities, including amortized transaction costs for the three month and six month periods ending June 30, 1995 and 1994 were as follows:

                               Hedging Activities
                                 (in thousands)

                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
    Metal                                                  1995             1994              1995             1994
    -----                                                  ----             ----              ----             ----

    Copper                                                $(1,011)        $  (43)          $(1,746)           $3,346
    Zinc                                                      (10)         1,582               (49)            1,644
    Lead                                                      (90)             -              (105)                -
    Silver                                                    251            489               215               489
                                                          -------         ------           -------            ------
       Total Gain (Loss)                                  $  (860)        $2,028           $(1,685)           $5,479
                                                          =======         ======           =======            ======

Sales: Sales in the second quarter of 1995 were $787.5 million, compared with $487.8 million in the second quarter of 1994. The increase in sales reflected $198.4 million due to the consolidation of SPCC, higher base metal prices and increased specialty chemical sales. Sales for the six month period ended June 30, 1995 were $1,578.5 million, compared with $930.7 million for the comparable 1994 period. The increase in sales reflected $397.9 million due to the consolidation of SPCC, higher base metal prices and increased specialty chemical and aggregate sales. The decline in 1995 copper sales volume from the same period in 1994 is due to lower quantities of copper purchased by the Company for resale on essentially the same terms to customers to satisfy contractual commitments.

Cost of Products & Services: Cost of products and services were $580.6 million in the second quarter of 1995, compared with $440.5 million in the second quarter of 1994. The increase in costs reflected $99.0 million due to the consolidation of SPCC, higher costs in specialty chemicals due to increased sales volumes and the higher price effect on costs of outside copper purchases, partially offset by lower volume.

Cost of products and services for the six month period ended June 30, 1995 were $1,150.7 million, compared with $848.2 million for the comparable 1994 period. The increase in costs reflected $194.6 million due to the consolidation of SPCC, higher costs in specialty chemicals due to increase volumes and the higher price effect on costs of outside copper purchases, partially offset by lower volume.

The accelerated development program begun at the Ray mine in 1994 was completed during the second quarter of 1995, four months earlier than the original schedule, which allowed the Company to restart a portion of the previously curtailed Hayden mill at the Ray Complex. Production at Ray in the second quarter of 1995 increased nearly 20% over the year earlier period, which had been adversely impacted by the residual effects of the heavy rains in 1993.

Other Expenses: Selling, administrative and other costs were $30.9 million in the second quarter of 1995, and $63.4 million for the six month period ended June 30, 1995, compared with $19.6 million and $39.4 million for the respective periods in 1994. The increase was primarily due to the consolidation of SPCC. Depreciation and depletion expense were $30.4 million for the second quarter of 1995, and $62.1 million for the six month period ended June 30, 1995, compared with $21.5 million and $42.3 million for the respective periods in 1994. The increase was primarily due to the consolidation of SPCC. Research and exploration increased by $3.2 million in the second quarter of 1995 and $4.4 million for the six month period ended June 30, 1995 due to increased overseas exploration of gold and copper properties.

Nonoperating Items: Interest expense was $24.4 million in the second quarter of 1995, and $43.3 million for the six month period ended June 30, 1995, compared with $14.7 million and $29.0 million for the respective periods in 1994. The increase reflected $4.3 million due to the consolidation of SPCC, a higher debt level and higher interest rates on short term borrowings. Other income reflects increased interest income due to the consolidation of SPCC. The increase in minority interests is a result of the consolidation of SPCC.

Taxes on Income: Taxes on income for the three and six month periods ended June 30, 1995 were $37.0 million and $80.4 million, respectively, as compared to a tax benefit of $6.1 million and a tax expense of $15.0 million for the respective periods in 1994. The increase was due to an increase in earnings and the consolidation of SPCC, partially offset by the higher taxes resulting from the gain on the sale of Asarco Australia Limited in the first quarter of 1994. Taxes had not been previously provided as reported earnings from the consolidated subsidiary Asarco Australia Limited were treated as permanently reinvested.

Cash Flows: Net cash provided from operating activities was $118.5 million in the second quarter of 1995, compared with cash used for operating activities of $25.4 million in the second quarter of 1994. The improvements reflected the consolidation of SPCC and higher net earnings. Net cash used for investing activities was $148.7 million in the second quarter of 1995, compared with cash used for investing activities of $14.3 million in the second quarter of 1994. The change reflected the acquisition of an additional 10.7% interest in SPCC for $116.4 million and the consolidation of SPCC.

Net cash provided from operating activities was $195.3 million for the six month period ended June 30, 1995, compared with cash used for operating activities of $8.8 million in the corresponding prior period. The improvements reflected the consolidation of SPCC and higher net earnings partially offset by an increase in cash used for closed plants and environmental matters, primarily at the Company's former Tacoma, Washington Smelter. Cash used for investing activities was $125.9 million for the six month period ended June 30, 1995, compared with cash provided of $55.0 million in the corresponding prior period. The change reflected the effect of the consolidation of SPCC, the acquisition of an additional 10.7% interest in SPCC for $116.4 million, higher capital expenditures at the Ray mine in the first quarter of 1995, and cash provided from the proceeds of the sale of Asarco Australia Limited in the first quarter of 1994.

Financing activities in the second quarter of 1995 include the sale of $150 million of 8.5% debentures due May 1, 2025. Financing activities also included the prepayment of the Company's 9-3/4% Sinking Fund Debentures at par value plus a premium of .9% in the first quarter of 1994.

Liquidity and Capital Resources: At June 30, 1995, the Company's debt as a percentage of total capitalization was 37.9%, compared with 38.1% at December 31, 1994. Consolidated debt at the end of the second quarter 1995 was $1,186.6 million compared with $933.1 million at the end of 1994. Debt increased $131.9 million due to the consolidation of SPCC. Additional indebtedness permitted under the terms of the Company's credit agreements totaled $648 million at June 30, 1995.

On April 21, 1995, the Company sold $150 million of 8.5% debentures due May 1, 2025. The sale was made under Asarco's universal shelf registration statement filed with the U.S. Securities and Exchange Commission in October, 1994 for up to $300 million of securities. The Company used the proceeds to repay, in part, revolving credit bank borrowings. Borrowings under the revolving credit agreements were used to fund the purchase of an additional 10.7% interest in SPCC on April 5, 1995 and for general corporate purposes.

The Company expects that it will meet its cash requirements for 1995 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

In July, the Board of Directors declared a quarterly dividend on the common stock of 20 cents per share payable September 1, 1995 to stockholders of record at the close of business on August 7, 1995.

Impact of New Accounting Standards: In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company is currently assessing the impact of this statement, which will be effective for financial statements issued for fiscal years beginning after December 15, 1995.

COOPERS & LYBRAND L.L.P.




                                                                       Exhibit I


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:


We have reviewed the accompanying interim condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of June 30, 1995 and the related interim condensed consolidated statements of earnings and cash flows for the three month and six month periods ended June 30, 1995 and 1994. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

As described in Note B, the Company has consolidated the financial statements of Southern Peru Copper Corporation effective January 1, 1995.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.





                                                Coopers & Lybrand L.L.P.




New York, New York
July 24, 1995

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


1. Asarco and two of its wholly-owned subsidiaries, Lac d'Amiante du Quebec, Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Forms 10-K for 1994 and prior years and 10-Q for the first quarter of 1995. As of June 30, 1995, there were pending against Asarco and its subsidiaries 991 lawsuits brought by 11,786 primary and 6,476 secondary plaintiffs in 25 states and one Canadian province seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos, as well as three lawsuits for removal or containment of asbestos-containing products in structures. In addition, in June 1995 Capco was served with a complaint in a purported class action filed in Illinois state court that also names 139 other defendants. The class action is allegedly brought on behalf of a nationwide class of persons at an increased risk of developing asbestos-related diseases as a result of asbestos exposure. As of June 30, 1995, LAQ, Asarco and Capco have settled or have been dismissed from a total of 5,094 asbestos personal injury lawsuits brought by approximately 40,608 primary and 26,330 secondary plaintiffs.

2. With respect to the lawsuits alleging that the Company was illegally discharging untreated water from its Omaha plant without a permit, reported on Form 10-K for 1994, on June 28, 1995 the Environmental Protection Agency ("EPA"), the Department of Justice and the Company filed with the United States District Court a Consent Decree reached between the three parties. The Consent Decree provides for the Company to pay a fine of $3.25 million, to pay an additional $1.0 million for various studies, to acquire properties to maintain or convert to wetlands and to build a water treatment plant. The Consent Decree is subject to approval by the Court after public comment. The citizen plaintiffs have not agreed to the Decree. On June 28 and 29, 1995 a hearing was held on the citizen plaintiffs' motion to preliminarily enjoin plant operations. The court has not yet ruled on the motion.

3. With respect to the action pending in state court in Duval County, Texas concerning alleged exposure to materials, including metals, reported on Form 10-K for 1994, further amendments to the complaint were filed during the first two quarters of 1995 increasing the number of plaintiffs to approximately 395. Trial has been scheduled to begin on October 2, 1995.

4. With respect to the site of a former pesticide manufacturing plant in Hunt County, Texas, reported on Form 10-K for 1994, the number of plaintiffs in the Hunt County Texas District Court suit is now approximately 630. In addition, in May 1995 the Company was sued in Tarrant County, Texas District Court by an additional 637 individuals who live or lived near the site for compensatory and punitive damages, including damages for alleged personal injuries and property damage, due to alleged exposure to arsenic products that Asarco sold to the manufacturer at the site. Also in May 1995, the Company was named as a third-party defendant in a suit, pending in the United States District Court for the Northern District of Texas, for contribution under CERCLA and Texas state law involving approximately 15 parties alleged to be responsible for remediation. In July 1995, the Company and others were sued in Jefferson County, Texas state court by 22 former railroad workers, their spouses or other plaintiffs who lived near the site asserting claims similar to the previously reported allegations. Plaintiffs have requested class certification.

5. With respect to the state implementation plans ("SIP's") to achieve compliance with the EPA ambient air quality standard for lead, reported on Form 10-K for 1994, the Nebraska Department of Environmental Quality issued a final lead SIP affecting the Company's Omaha, Nebraska plant in June 1995. On June 30, 1995 the Company appealed the issuance of the SIP in state district court. In addition, the Montana SIP which affects the Company's East Helena, Montana plant has been finalized and is expected to be approved in August by the Montana Board of Environmental Review.

6. With respect to the Bunker Hill Superfund site in Idaho previously disclosed on Form 10-K for 1994 and prior years, on July 17, 1995, the Company received a notice of potential liability pursuant to CERCLA from the Federal Trustees of their intent to file suit for natural resource damages at the site.

7. On February 26, 1993, the Mayor of Tacna, Peru brought a lawsuit against Southern Peru Copper Corporation ("SPCC"), a 63%-owned subsidiary of the Company, seeking $100 million in damages from alleged harmful disposition of tailings, slag and smelter emissions. On
         September 9, 1994, the First Civil Court of Tacna dismissed the complaint. The plaintiff appealed and on December 29, 1994, the Superior Court of Tacna reversed the lower court's decision and remanded the case for further proceedings. In March 1995 the trial court dismissed the complaint on the ground that the plaintiff lacks standing to bring the action. In April 1995 the plaintiff appealed this dismissal.

8. In another pending lawsuit in Peru, a group named the Association of Retired Employees of SPCC challenged the accounting of SPCC's Peruvian Branch and its allocations of financial results to the Mining Community during the 1970s. In July 1994, the complaint was dismissed, and in December 1994, the dismissal was affirmed by the Superior Court of Lima, which in January 1995 granted the plaintiff's request for leave to appeal to the Peruvian Supreme Court. The Supreme Court is now considering whether it will grant discretionary review of the case.

9. With respect to the class action lawsuit pending since 1993 in United States District Court in Seattle, Washington relating to past emissions from the Company's former Tacoma smelter, the settlement reported on Form 10-K for 1994 received final court approval in June 1995.

10. With respect to the declaratory judgment action pending in New Jersey state court in Essex County concerning contamination of a property leased by a subsidiary of the Company, reported on Form 10-K for 1994, in April 1995 the suit was dismissed, without prejudice, on the ground that the suit was premature until the lease is terminated.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ASARCO Incorporated
                                            (Registrant)




Date:   August 11, 1995                   /s/ Kevin R. Morano
                                          -------------------
                                          Kevin R. Morano
                                          Vice President, Finance and
                                          Chief Financial Officer



Date:   August 11, 1995                   /s/ William Dowd
                                          William Dowd
                                          Controller

                                                                      Exhibit II

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated July 24, 1995 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of June 30, 1995 and for the three month and six month periods ended June 30, 1995 and 1994 and included in this Form 10-Q for the quarter ended June 30, 1995 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, and 33-34606) and Form S-3 (File Nos. 33-45631 and
33-55993). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                              Coopers & Lybrand L.L.P.




New York, New York
August 11, 1995