Form 10-Q
period 1995-09-30
ASARCO INC
filed 1995-11-13
CIK 7649

1995
                                 Third Quarter
                                   Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995            Commission file number 1-164
                  ------------------                                   -----





                              ASARCO INCORPORATED
             (Exact name of registrant as specified in its charter)



           New Jersey                                         13-4924440
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)



     180 Maiden Lane, New York, N.Y.                                10038
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                         Yes   X     No ____


As of October 31, 1995 there were outstanding 42,496,683 shares of Asarco Common Stock, without par value.

                                                  ASARCO Incorporated
                                                    and Subsidiaries


                                                   INDEX TO FORM 10-Q


                                                                                             Page No.


Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Consolidated Statement of Earnings
  Three Months and Nine Months Ended
  September 30, 1995 and 1994                                                                    2

Consolidated Balance Sheet
  September 30, 1995 and December 31, 1994                                                       3

Consolidated Statement of Cash Flows
  Three Months and Nine Months Ended
  September 30, 1995 and 1994                                                                    4

Notes to Consolidated Financial Statements                                                      5-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                            10-14

Exhibit I - Report of Independent Accountants


Part II.  Other Information:

Item 1.  Legal Proceedings                                                                      15

Signatures                                                                                      16

Exhibit II - Independent Accountants' Awareness Letter

                              ASARCO Incorporated
                                and Subsidiaries

                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (unaudited)

                                                                         3 Months Ended                      9 Months Ended
                                                                         September 30,                       September 30,
                                                                     1995              1994               1995             1994
                                                                         (in thousands)                      (in thousands)

Sales of products and services                                         $819,721         $512,968         $2,398,192       $1,443,705

Operating costs and expenses:
  Cost of products and services                                         589,472          450,735          1,740,129        1,294,335
  Selling, administrative and other                                      29,858           19,968             93,211           59,348
  Provision (recovery) for bad debts                                        422              648              1,487          (2,086)
  Depreciation and depletion                                             26,645           20,396             88,701           62,727
  Research and exploration                                                6,693            5,541             19,459           13,875
  Provision for environmental matters                                         -           46,585                  -           51,159
                                                                       --------          -------          ---------        ---------
  Total operating costs and expenses                                    653,090          543,873          1,942,987        1,479,358
                                                                       --------          -------          ---------        ---------

Operating income (loss)                                                 166,631          (30,905)           455,205         (35,653)
Interest expense                                                        (25,287)         (16,103)           (68,614)        (45,104)
Other income (expense)                                                   (1,443)           1,918             11,453            7,429
Gain on sale of Asarco Australia Limited                                      -                -                  -           58,512
                                                                       --------          -------          ---------           ------

Earnings (loss) before taxes on income, minority interests
    and equity earnings                                                 139,901          (45,090)           398,044         (14,816)
Taxes on income (benefit)                                                46,555          (15,248)           126,966            (297)
Minority interests in net earnings of consolidated
    subsidiaries                                                        (35,959)            (172)           (92,263)           (474)
Equity in earnings of nonconsolidated associated companies,
    net of taxes of $81 and $374 in 1995; $1,279 and $2,959
    in 1994
                                                                            929           13,865              1,623           30,812
                                                                       --------         --------          ---------         --------

Net earnings (loss)                                                    $ 58,316         $(16,149)         $ 180,438         $ 15,819
                                                                       ========         =========         =========         ========

Per share amounts:

Net earnings (loss) (a)                                                $   1.38         $   (.39)          $   4.27         $    .38
                                                                       ========         =========          ========         ========

Cash dividends                                                         $   0.20         $   0.10           $   0.50         $   0.30

Weighted average number of shares outstanding
                                                                         42,402           41,942             42,264           41,850




(a) The effect on the calculation of net earnings (loss) per common share of the Company's Common Stock equivalents (shares under option) was insignificant.




See notes to financial statements

                              ASARCO Incorporated
                                                        and Subsidiaries

                                                   CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                                                      September 30,            December 31,
                                                                                           1995                    1994
                                                                                                  (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $  229,093            $    18,321
  Accounts and notes receivable, net                                                             513,638                383,724
  Inventories                                                                                    399,282                299,148
  Other assets                                                                                    53,949                 46,124
                                                                                              ----------            -----------
     Total current assets                                                                      1,195,962                747,317

Investments:
  Cost and available-for-sale                                                                    874,777                751,888
  Equity method                                                                                   66,836                391,489
Property                                                                                       4,097,409              2,509,072
Accumulated depreciation and depletion                                                        (2,049,765)            (1,203,573)
Intangible assets                                                                                 47,279                 48,356
Other assets                                                                                      52,584                 46,476
                                                                                              ----------            -----------
  Total Assets                                                                                $4,285,082            $ 3,291,025
                                                                                              ==========            ===========

LIABILITIES
Current liabilities:
  Bank loans                                                                                  $   11,466            $     5,125
  Current portion of long-term debt                                                               27,613                 13,330
  Accounts payable                                                                               311,923                296,983
  Salaries and wages                                                                              33,867                 20,159
  Taxes on income                                                                                 91,379                 43,152
  Reserve for closed plant and environmental matters                                              45,632                 55,946
  Other liabilities                                                                               61,965                 30,838
                                                                                              ----------            -----------
     Total current liabilities                                                                   583,845                465,533
                                                                                              ----------            -----------

Long-term debt                                                                                 1,120,409                914,601
Deferred income taxes                                                                            230,847                156,450
Reserve for closed plant and environmental matters                                                24,773                 66,458
Postretirement benefit obligations other than pensions
                                                                                                  94,397                 95,186
Other liabilities and reserves                                                                    74,092                 72,967
                                                                                              ----------            -----------
     Total non-current liabilities                                                             1,544,518              1,305,662
                                                                                              ----------            -----------

MINORITY INTERESTS                                                                               393,770                  2,443
                                                                                              ----------            -----------

COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                                                 594,351                572,591
Unrealized gain on securities reported at fair value                                             166,588                 91,627
Retained earnings                                                                              1,002,010                853,169
                                                                                              ----------            -----------
  Total Common Stockholders' Equity                                                            1,762,949              1,517,387
                                                                                              ----------            -----------

  Total Liabilities, Minority Interests and Common Stockholders' Equity
                                                                                              $4,285,082            $ 3,291,025
                                                                                              ==========            ===========



(a)  Common shares: authorized 80,000; outstanding:                                               42,480                 42,102


See notes to financial statements

                              ASARCO Incorporated
                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                    3 Months Ended                   9 Months Ended
                                                                     September 30,                   September 30,
                                                                 1995            1994            1995            1994
                                                                    (in thousands)                   (in thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                               $ 58,316          $(16,149)       $180,438         $15,819
Adjustments  to  reconcile  net  earnings to net cash  provided  from (used for)
   operating activities:
   Depreciation and depletion                                       26,645            19,757          88,701          62,727
   Deferred income taxes (benefit)                                  12,950           (13,364)         35,113             302
   Treasury stock used for employee benefits                           939             1,261           3,770           3,703
   Undistributed equity (earnings) losses                             (946)          (10,840)           (540)        (24,967)
   Net (gain) loss on sale of investments and property and
        Asarco Australia Limited                                     4,749              (221)          2,996         (59,510)
   Increase (decrease) in reserve for closed plant and
        environmental matters                                      (21,425)           25,543         (51,999)         14,234
   Minority interests                                               35,959               172          92,263             474
   Cash provided from (used for) operating  assets and  liabilities,  net of the consolidation of SPCC:
          Accounts and notes receivable                            (72,356)           18,675         (35,949)        (57,421)
          Inventories                                               26,664            (5,259)         10,358         (28,747)
          Accounts payable and accrued liabilities                  20,729           (62,999)        (10,945)         29,301
          Other operating liabilities and reserves                   6,565            10,959          (8,323)          6,914
          Other operating assets                                    14,126            (4,905)          3,584         (11,311)
          Foreign currency transaction (gains) losses
                                                                        38               191          (1,241)          2,498
                                                                  --------           -------         --------        -------

Net cash provided from (used for) operating activities
                                                                   112,953           (37,179)         308,226        (45,984)
                                                                  --------           --------         -------        --------

INVESTING ACTIVITIES
Capital expenditures                                               (89,399)          (31,651)        (275,781)       (55,583)
Sale of securities, investments and property                        26,073            13,406           88,638         93,109
Release of restricted cash                                           2,177                 -           60,450              -
Sale of available-for-sale securities                                4,823            59,591           13,967        122,265
Purchase of available-for-sale securities                           (4,623)          (59,863)         (14,975)      (123,063)
Purchase of investments                                             (1,545)              (68)         (37,555)          (283)
Acquisition of additional interest in SPCC                               -                 -         (116,444)             -
Consolidation of the opening cash balance of SPCC
                                                                         -                 -           93,348              -
                                                                  --------           -------         --------        -------

Net cash provided from (used for) investing activities
                                                                   (62,494)          (18,585)         (188,352)        36,445
                                                                  --------           -------          --------        -------

FINANCING ACTIVITIES
Debt incurred                                                       65,057            62,217         229,780         108,096
Debt repaid                                                        (92,272)             (595)       (121,439)        (80,956)
Net treasury stock transactions                                      5,108             3,225           5,343           3,707
Dividends paid                                                      (8,487)           (4,196)        (21,146)        (12,557)
                                                                  --------           -------        --------         -------
Net cash provided from (used for) financing activities
                                                                   (30,594)           60,651          92,538          18,290
                                                                  ---------          -------        --------         -------

Effect of exchange rate changes on cash                             (1,295)           (1,039)         (1,640)         (1,370)
                                                                  --------           -------        --------         -------
Increase (decrease) in cash and cash equivalents
                                                                    18,570             3,848         210,772           7,381
Cash and cash equivalents at beginning of period
                                                                   210,523            16,033          18,321          12,500
                                                                  --------           -------        --------         -------
Cash and cash equivalents at end of period                        $229,093           $19,881        $229,093         $19,881
                                                                  ========           =======        ========         =======


See notes to financial statements

                              ASARCO Incorporated
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


A. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1995 and the results of operations and cash flows for the three months and nine months ended September 30, 1995 and 1994. Certain conforming reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. Their report is filed as an exhibit to this filing. The results of operations for the three month and nine month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 annual report on Form 10-K.

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

C.       Inventories were as follows:
         (in millions)

                                                                                      Sept. 30,        Dec. 31,
                                                                                         1995            1994
          Inventories of smelters, refineries and other
            metal plants at lower of LIFO cost or market                                $  16.8           $  12.5
          Provisional cost of metals received for
            which prices have not yet been fixed                                           69.3              78.5
          Mine inventories at lower of FIFO cost or market                                113.8             119.8
          Metal inventory at lower of average cost or less                                 31.0                 -
          Materials and supplies at average cost or less                                  140.8              65.9
          Other                                                                            27.6              22.4
                                                                                        -------           -------
               Total                                                                    $ 399.3           $ 299.1
                                                                                        =======           =======

         Metal inventory represents the refined and in-process metal inventories of SPCC.

         At September 30, 1995, replacement cost exceeded inventories carried at LIFO cost by approximately $137.8 million (December 31, 1994 - $143.2 million).

D.       Hedging activities:

         At September 30, 1995, the Company had copper put options with an average strike price of 90.7 cents per pound covering 34,309 tons or approximately 41% of Asarco's expected domestic copper production for the remaining three months of 1995. The cost of acquiring these puts was $1.3 million. Copper put options with an average strike price of
         98.5 cents per pound covering 130,210 tons or approximately 39% of Asarco's expected 1996 domestic copper production were acquired at a cost of $4.6 million.

         In addition, at September 30, 1995, SPCC had copper put options with an average strike price of 105.3 cents per pound covering 33,069 tons or approximately 43% of its expected copper production for the remaining three months of 1995. The cost of acquiring these puts was $1.1 million. Copper put options with an average strike price of 96.3 cents per pound covering 79,366 tons or approximately 25% of its expected 1996 copper production were acquired at a cost of $1.9 million.


E. In the third quarter of 1994, the provision for environmental matters included a $30.7 million after-tax charge, $45.5 million on a pre-tax basis, for environmental costs associated with the Company's previously closed facilities and current operations.


F.       Supplemental disclosures of cash flow information:
         (in millions)

                                                              Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                            1995           1994              1995          1994
                                                            ----           ----              ----          ----
           Interest paid                                       25.3            16.7             64.0          46.6
            (net of amounts capitalized)
           Income taxes paid (refunded)                        19.6            (6.7)            45.9          (5.6)

G. In the first quarter of 1994, the Company sold its remaining interest in Asarco Australia Limited, a gold mining company, for US $79.5 million. The sale resulted in a pre-tax gain of $58.5 million ($31.9 million after-tax).


H.       Taxes on income:

         Taxes on income for the three month and nine month periods ended September 30, 1995 reflect increased taxes due to higher earnings and the consolidation of SPCC. Taxes on income for the three month and nine month periods ended September 30, 1994 reflect tax benefits resulting from operating losses. Additionally, the nine month period ended September 30, 1994 includes taxes resulting from the gain on the sale of Asarco Australia Limited. Reported earnings from the consolidated subsidiary Asarco Australia Limited were previously treated as permanently reinvested.



I. Condensed quarterly earnings information is provided for SPCC, a significant associated company previously accounted for by the equity method. Earnings information is not shown for the comparable 1995 period as the Company has consolidated the financial statements of SPCC in its financial statements effective January 1, 1995.

           (in millions)                                                                 SPCC
                                                                   Three Months Ended            Nine Months Ended
                                                                   September 30, 1994            September 30, 1994
                                                                   ------------------            ------------------
           Net sales                                                         $186.9                        $483.0
                                                                             ======                        ======

           Earnings before taxes                                             $ 42.3                        $ 98.6
           Taxes on income                                                    (14.9)                        (38.1)
                                                                             ------                        ------

           Net earnings                                                      $ 27.4                        $ 60.5
                                                                             ======                        ======

           Asarco's ownership percentage                                      52.3%                         52.3%
                                                                             ======                        ======

           Asarco's pre-tax equity earnings                                  $ 14.3                        $ 31.6
                                                                             ======                        ======

         Equity in earnings of other nonconsolidated associated companies included in the Consolidated Statement of Earnings for the three months ended September 30, 1995 and 1994 were $1.0 million and $.8 million respectively, and for the nine months ended September 30, 1995 and 1994 were $2.0 million and $2.1 million respectively.


J.       Consolidation of SPCC - Pro Forma Results of Operations:

         Note B describes the Company's acquisition of an additional 10.7% of SPCC on April 5, 1995. The table below summarizes unaudited pro forma consolidated results of operations of Asarco Incorporated and Subsidiaries for the three months and nine months ended September 30, 1995 and 1994, assuming that Asarco had acquired an additional 10.7% of the outstanding stock of SPCC on January 1, 1995 and January 1, 1994, respectively. In preparing the pro forma data, adjustments have been made for the amortization of the excess of the purchase price over the Company's interest in the net book value of SPCC attributable to the shares acquired, the interest expense on additional debt incurred in connection with the acquisition, the income tax benefit from amortization and additional interest expense and the SPCC earnings attributable to Asarco's additional interest net of the related income tax expense. The unaudited pro forma financial information is based on management's assumptions and does not purport to represent the results that actually would have occurred if the acquisition had, in fact, been completed on the dates assumed.

          Results of Operations:                                  Three Months Ended                 Nine Months Ended
          (in millions, except per                                   September 30,                     September 30,
           share amounts)                                         Actual       Pro Forma          Pro Forma     Pro Forma
                                                                  1995             1994             1995           1994
          Sales of products and services                          $819.7          $693.3           $2,398.2       $1,904.0
          Net earnings                                             $58.3         ($14.8)             $183.4          $17.5
          Net earnings per common share                            $1.38          ($.35)              $4.34           $.42

K.       Contingencies and Litigation:

         The Company and two subsidiaries, at September 30, 1995, are defendants in 950 lawsuits brought by 17,714 primary and 13,667 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos, as well as three lawsuits for removal or containment of asbestos-containing products in structures. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

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

         The Company and certain subsidiaries are defendants in eleven class and non-class lawsuits in Texas seeking substantial compensatory and punitive damages for personal injury and contamination of property allegedly caused by present and former operations and product sales of the Company and its subsidiaries.

         The Company and certain of its subsidiaries have received notices from the United States Environmental Protection Agency ("EPA") that they and in most cases numerous other parties are potentially responsible to remediate alleged hazardous substance releases at certain sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"). In addition, the Company and certain of its subsidiaries are defendants in lawsuits brought under CERCLA or state laws which seek substantial damages and remediation. Remedial action is being undertaken by the Company at some of these sites. In connection with the sites referred to above, as well as at other closed plants and sites where the Company is working with the EPA and state agencies to resolve environmental issues, the Company has made reasonable estimates, where possible, of the extent and cost of necessary remedial action and damages. As a result of feasibility studies, public hearings, engineering studies and discussions with the EPA and similar state agencies, for sites where it is probable that liability has been incurred and the amount of cost could be reasonably estimated, the Company recorded charges to earnings in 1992 of $72.4 million, and in 1994 of $51.2 million. Reserves for these matters total $70.4 million at September 30, 1995. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures charged to these reserves for the three months ended September 30, 1995 and 1994 were $22.6 and $21.0 million respectively, and for the nine months ended September 30, 1995 and 1994 were $54.9 and $36.9 million respectively.

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

L. In the second quarter of 1995, the Company sold $150 million of 8.5% debentures due May 1, 2025. The sale was made under Asarco's universal shelf registration statement filed with the U.S. Securities and Exchange Commission in October, 1994 for up to $300 million of securities. The Company used the proceeds to repay, in part, revolving credit bank borrowings. Borrowings under the revolving credit were used to fund the purchase of an additional 10.7% interest in SPCC on April 5, 1995 and for general corporate purposes.

M.       Investments in Available-for-Sale Securities:
         (In millions)

         In accordance with the provisions of SFAS No. 115, available-for-sale securities are carried at fair value. Unrealized gains of $166.6 million (net of deferred taxes of $89.7 million) at September 30, 1995, compared with unrealized gains of $91.6 million (net of deferred taxes of $49.4 million) at December 31, 1994 are included as a component of stockholders' equity. Certain shares of Grupo Mexico owned by the Company at December 31, 1994 were accounted for under the cost method due to restrictions on their sale which expire in August 1996. At September 30, 1995, such shares are classified as available-for-sale securities carried at fair value.

                                           At September 30, 1995                      At December 31, 1994
                                           ---------------------                      --------------------
                                                 Unrealized                                Unrealized
                                                   Gains           Fair                      Gains           Fair
                                     Cost         (Losses)        Value        Cost         (Losses)        Value

M.I.M. Holdings Ltd.                  $266.7            $82.1      $348.8      $266.7            $138.5       $405.2
Grupo Mexico                           248.9            168.9       417.8         3.8               3.8          7.6
Other                                   49.3              5.3        54.6        44.0             (1.3)         42.7
                                      ------           ------      ------      ------           ------        ------
                                      $564.9           $256.3      $821.2      $314.5            $141.0       $455.5
Deferred taxes                                        $(89.7)                                   $(49.4)
                                                      ------                                    ------
Unrealized gain on securities reported at
   fair value                                          $166.6                                    $ 91.6
                                                       ======                                    ======

N. As a result of SPCC's ongoing drilling programs at its mines, proven and probable sulfide ore reserves have been increased effective June 30, 1995 from December 31, 1994. Ore reserves are as follows:

                                                                          As of                     As of
                                                                      Sept. 30, 1995            Dec. 31, 1994
                                                                      --------------            -------------
           Toquepala Mine:
                 Ore reserves (tons in millions)                          335.8                      213.6
                 Grade-copper                                             0.80%                      0.78%
           Cuajone Mine:
                 Ore reserves (tons in millions)                          940.9                      374.1
                 Grade-copper                                             0.73%                      0.80%

O.       Subsequent Event:

         On October 5, 1995, SPCC filed a registration statement with the Securities and Exchange Commission relating to a proposed exchange of its common stock for any and all of the outstanding "Labor Shares" of SPCC's Peruvian Branch (the "Branch"). The Branch consists of substantially all the operating assets and liabilities of SPCC. The Labor Shares currently represent a 17.31% non-voting interest in the Branch's equity capital. These Labor Shares, which are accounted for as a minority interest by SPCC, are currently traded on the Lima Stock Exchange. SPCC intends to list its common stock on the New York and Lima stock exchanges. Assuming all Labor Shares are exchanged for common stock, the Company will own 52.2% of the outstanding common stock of SPCC which represents no change in its current economic interest in SPCC.


P.       Impact of New Accounting Standards:

         The Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" in March 1995 and SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995. The Company is currently assessing the impact of these statements, which will be effective for financial statements issued for fiscal years beginning after December 15, 1995.

                                 Part I Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Earnings: The Company reported net earnings of $58.3 million, or $1.38 per share, for the third quarter ended September 30, 1995, compared with a net loss of $16.1 million, or $.39 per share, for the third quarter of 1994. Third quarter 1994 results included a $30.7 million after-tax charge, $45.5 million on a pre-tax basis, to add to the Company's reserve for environmental matters. Excluding this charge, earnings for the third quarter of 1994 would have been $14.6 million or $.35 per share. The improvement in earnings reflect the higher copper price along with lower costs, an increase in sales of copper mined by the Company, the increased ownership of SPCC and improved earnings from the Company's specialty chemicals business.

For the nine month period ended September 30, 1995, the Company reported net income of $180.4 million, or $4.27 per share, compared with net income of $15.8 million or $.38 per share for the comparable 1994 period. In addition to the third quarter environmental provision, results for the nine month period ended September 30, 1994 included a $31.9 million after-tax gain, $58.5 million on a pre-tax basis, on the sale of the Company's remaining interest in Asarco Australia Limited and a $2.6 million after-tax gain related to recovery of a bad debt previously written off. The improvement in earnings reflect the higher copper price along with lower costs, an increase in sales of copper mined by the Company, the increased ownership of SPCC and improved earnings from the Company's specialty chemicals business.

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

Prices: Prices for the Company's metals are established principally on the New York Commodity Exchange ("COMEX") or the London Metal Exchange ("LME").

Price/Volume Data:

                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
Average Metal Prices                                               1995            1994           1995            1994
--------------------                                               ----            ----           ----            ----

Copper     (per pound - COMEX)                                     $1.36           $1.14          $1.36          $1.00
Copper     (per pound - LME)                                       $1.37           $1.11          $1.34          $ .98
Lead       (per pound - LME)                                       $ .28           $ .27          $ .28          $ .23
Silver     (per ounce - Handy & Harman)                            $5.33           $5.34          $5.17          $5.33
Zinc       (per pound - LME)                                       $ .46           $ .44          $ .47          $ .44
Molybdenum (per pound - Metals Week Dealer Oxide)
                                                                   $4.37           $3.52          $8.45          $3.14

                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
        Sales Volume:                                       1995             1994              1995             1994
        ------------                                        ----             ----              ----             ----

        Copper     (tons)
          Asarco                                             120,000          121,800           377,700          406,600
          SPCC                                                94,900           80,500           234,400          242,900
                                                             -------          -------           -------          -------
          Consolidated                                       214,900          202,300           612,100          649,500

          Asarco Beneficial Interest                         169,500          156,500           494,200          511,400

        Lead       (tons)
          Asarco                                              52,200           49,700           151,300          151,000
          SPCC                                                     -                -                 -                -
                                                             -------           ------           -------          -------
          Consolidated                                        52,200           49,700           151,300          151,000

          Asarco Beneficial Interest                          52,200           49,700           151,300          151,000

        Silver     (000s ounces)
          Asarco                                               9,583            9,121            28,414           24,851
          SPCC                                                   725              853             1,866            2,386
                                                              ------           ------            ------           ------
          Consolidated                                        10,308            9,974            30,280           27,237

          Asarco Beneficial Interest                           9,961            9,489            29,339           25,881

        Zinc       (tons)(1)
          Asarco                                              29,398           34,927            93,126          100,858
          SPCC                                                     -                -                 -                -
                                                              ------           ------           -------          -------
          Consolidated                                        29,398           34,927            93,126          100,858

          Asarco Beneficial Interest                          29,398           34,927            93,126          100,858

        Molybdenum (tons)(1)
          Asarco                                                 572              467             1,852            1,310
          SPCC                                                 1,328              699             3,037            2,307
                                                               -----            -----             -----            -----
          Consolidated                                         1,900            1,166             4,889            3,617

          Asarco Beneficial Interest                           1,264              769             3,349            2,306

         (1)      The Company's zinc and molybdenum  mine  production is sold in
                  concentrate   form.   Volume   represents  tons  of  zinc  and
                  molybdenum metal contained in concentrate.


         Note: SPCC presented at 100%. Consolidated and Asarco Beneficial Interest amounts shown for 1994 are pro forma and assume that Asarco consolidated SPCC effective January 1, 1994 based on Asarco's 52.3% equity ownership. The minority interest in SPCC represented by Labor Shares in its Peruvian Branch resulted in Asarco having a beneficial interest in SPCC of 43.2%. Effective April 1995 Asarco's equity ownership of SPCC increased to 63% and its beneficial interest increased to 52.1%.


At September 30, 1995, the Company had copper put options with an average strike price of 90.7 cents per pound covering 34,309 tons or approximately 41% of Asarco's expected domestic copper production for the remaining three months of 1995. The cost of acquiring these puts was $1.3 million. Copper put options with an average strike price of 98.5 cents per pound covering 130,210 tons or approximately 39% of Asarco's expected 1996 domestic copper production were acquired at a cost of $4.6 million.

In addition, at September 30, 1995, SPCC had copper put options with an average strike price of 105.3 cents per pound covering 33,069 tons or approximately 43% of its expected copper production for the remaining three months of 1995. The cost of acquiring these puts was $1.1 million. Copper put options with an average strike price of 96.3 cents per pound covering 79,366 tons or approximately 25% of its expected 1996 copper production were acquired at a cost of $1.9 million.

The pre-tax gain (loss) recognized on the Company's hedging activities, including amortized transaction costs were as follows:

                               Hedging Activities
                                 (in thousands)

                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
    Metal                                                  1995             1994              1995             1994
    -----                                                  ----             ----              ----             ----

    Copper                                                 $(655)              $  -          $(2,401)           $3,346
    Zinc                                                     (32)             1,008              (81)            2,652
    Silver                                                    286               241               501              730
    Lead                                                    (180)                 -             (285)                -
                                                           -----             ------          -------            ------
       Total Gain (Loss)                                   $(581)            $1,249          $(2,266)           $6,728
                                                           =====             ======          =======            ======

Sales: Sales in the third quarter of 1995 were $819.7 million, compared with $513.0 million in the third quarter of 1994. The increase in sales reflected $256.3 million due to the consolidation of SPCC, the higher copper price and higher specialty chemical sales. Sales for the nine month period ended September 30, 1995 were $2,398.2 million, compared with $1,443.7 million for the comparable 1994 period. The increase in sales reflected $654.1 million due to the consolidation of SPCC, higher base metal prices and increased specialty chemical and aggregate sales. The decline in 1995 copper sales volume from the same period in 1994 is due to lower quantities of copper purchased by the Company for resale on essentially the same terms to customers to satisfy contractual commitments.

Cost of Products & Services: Cost of products and services were $589.5 million in the third quarter of 1995, compared with $450.7 million in the third quarter of 1994. The increase in costs reflected $128.2 million due to the consolidation of SPCC, higher costs in specialty chemicals due to increased sales volumes and the higher price of outside copper purchases offset by the lower volume of such copper purchases as a result of an increase in sales of copper mined by the Company.

Cost of products and services for the nine month period ended September 30, 1995 were $1,740.1 million, compared with $1,294.3 million for the comparable 1994 period. The increase in costs reflected $322.9 million due to the consolidation of SPCC, higher costs in specialty chemicals due to increased sales volumes and the higher price of outside copper purchases offset by the lower volume of such copper purchases as a result of an increase in sales of copper mined by the Company.

Other Expenses: Selling, administrative and other costs were $29.9 million in the third quarter of 1995, and $93.2 million for the nine month period ended September 30, 1995, compared with $20.0 million and $59.3 million for the respective periods in 1994. The increase was primarily due to the consolidation of SPCC.

Depreciation and depletion expense was $26.6 million for the third quarter of 1995, and $88.7 million for the nine month period ended September 30, 1995, compared with $20.4 million and $62.7 million for the respective periods in 1994. The increase was primarily due to the consolidation of SPCC.

Research and exploration increased by $1.2 million in the third quarter of 1995 and $5.6 million for the nine month period ended September 30, 1995 due to increased overseas exploration.

Nonoperating Items: Interest expense was $25.3 million in the third quarter of 1995, and $68.6 million for the nine month period ended September 30, 1995, compared with $16.1 million and $45.1 million for the respective periods in 1994. The increase reflected $4.7 million and $10.5 million for the three and nine month periods due to the consolidation of SPCC, a higher debt level and higher interest rates on short term borrowings.

Other income (expense) for the third quarter 1995 includes a pretax loss of $4.0 million on the sale of the Company's stock in Corporacion Minera Nor Peru, which owned and operated the Quiruvilca mine in the northern part of Peru and the sale of its Lone Star Construction business. Additionally, other income (expense) reflects increased interest income due to the consolidation of SPCC. The increase in minority interests is a result of the consolidation of SPCC.

Taxes on Income: Taxes on income for the three and nine month periods ended September 30, 1995 were $46.6 million and $127.0 million, respectively, as compared to a tax benefit of $15.2 million and $.3 million for the respective periods in 1994. The increase was due to an increase in earnings and the consolidation of SPCC, partially offset by the higher taxes resulting from the gain on the sale of Asarco Australia Limited in the first quarter of 1994. Taxes had not been previously provided as reported earnings from the consolidated subsidiary Asarco Australia Limited were treated as permanently reinvested.

Cash Flows: Net cash provided from operating activities was $113.0 million in the third quarter of 1995, compared with cash used for operating activities of $37.2 million in the third quarter of 1994. The improvements reflected the consolidation of SPCC, higher net earnings and the timing of payments on the purchase of raw materials. Net cash used for investing activities was $62.5 million in the third quarter of 1995, compared with net cash used for investing activities of $18.6 million in the third quarter of 1994. The change reflects the consolidation of SPCC and higher capital expenditures in 1995.

Net cash provided from operating activities was $308.2 million for the nine month period ended September 30, 1995, compared with net cash used for operating activities of $46.0 million in the corresponding prior period. The improvements reflected the consolidation of SPCC and higher net earnings partially offset by an increase in cash used for closed plants and environmental matters, primarily at the Company's former Tacoma, Washington Smelter. Cash used for investing activities was $188.4 million for the nine month period ended September 30, 1995, compared with cash provided of $36.4 million in the corresponding prior period. The change reflected the effect of the consolidation of SPCC, the acquisition of an additional 10.7% interest in SPCC for $116.4 million in the second quarter of 1995, higher capital expenditures and cash provided from the proceeds of the sale of Asarco Australia Limited in the first quarter of 1994. The release of restricted cash of $2.2 million and $60.5 million for the three month and nine month periods ended September 30, 1995 represents the withdrawal by SPCC of funds, and interest accrued thereon, deposited with the Central Reserve Bank of Peru, pursuant to an agreement with the government of Peru, under which SPCC agreed to use such funds in an investment program over five years from 1992 through 1996.

Financing activities in the third quarter of 1995 include the prepayment of $13.5 million of the Company's 8-3/4% pollution control revenue bonds at par value plus a premium of 1.5%. Financing activities in the second quarter of 1995 include the sale of $150 million of 8.5% debentures due May 1, 2025. Financing activities in the first quarter of 1994, included the prepayment of the Company's 9-3/4% Sinking Fund Debentures at par value plus a premium of .9%.

Financing activities in the third quarter of 1995 also include the prepayment by SPCC of $77.0 million, substantially all of the outstanding balance, under the $115 million credit facility, and the borrowing of $35 million under a loan agreement with the Export - Import Bank of the United States at a fixed interest rate of 6.43% for use in its capital investment program.

Liquidity and Capital Resources: At September 30, 1995, the Company's debt as a percentage of total capitalization (the total of debt, minority interests and equity) was 35.0%, compared with 38.1% at December 31, 1994. The primary reason for the decrease in the percentage of debt to total capitalization was the consolidation of SPCC. Consolidated debt at the end of the third quarter 1995 was $1,159.5 million compared with $933.1 million at the end of 1994. Debt increased $101.3 million due to the consolidation of SPCC and $116.4 million due to the purchase of an additional 10.7% interest in SPCC. Additional indebtedness permitted under the terms of the Company's credit agreements totaled $761 million at September 30, 1995.

In the second quarter of 1995, the Company sold $150 million of 8.5% debentures due May 1, 2025. The sale was made under Asarco's universal shelf registration statement filed with the U.S. Securities and Exchange Commission in October, 1994 for up to $300 million of securities. The Company used the proceeds to repay, in part, revolving credit bank borrowings. Borrowings under the revolving credit agreements were used to fund the purchase of an additional 10.7% interest in SPCC on April 5, 1995 and for general corporate purposes.

The Company expects that it will meet its cash requirements for 1995 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

In October, the Board of Directors declared a quarterly dividend on the common stock of 20 cents per share payable December 1, 1995 to stockholders of record at the close of business on November 6, 1995.

Ore Reserves: As a result of SPCC's ongoing drilling program at its mines, proven and probable sulfide ore reserves have been increased effective June 30, 1995 from December 31, 1994. Ore reserves are as follows:

                                                                         As of                      As of
                                                                     Sept. 30, 1995             Dec. 31, 1994
                                                                     --------------             -------------
           Toquepala Mine:
                 Ore reserves (tons in millions)                           335.8                      213.6
                 Grade-copper                                              0.80%                      0.78%

           Cuajone Mine:
                 Ore reserves (tons in millions)                           940.9                      374.1
                 Grade-copper                                              0.73%                      0.80%

The increased reserves had the effect of reducing depreciation and depletion expense for the third quarter of 1995 by $3.3 million.

In addition, the drilling program has identified mineralized material consisting of 538.4 million tons grading 0.72% copper at the Toquepala mine and 450.7 million tons grading 0.62% copper at the Cuajone mine. This mineralized material will not qualify as proven and probable reserves until such time as a final and comprehensive economic and technical feasibility study has been completed demonstrating that such additional material can be economically mined.

Impact of New Accounting Standards: The Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" in March 1995 and SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995. The Company is currently assessing the impact of these statements, which will be effective for financial statements issued for fiscal years beginning after December 15, 1995.

COOPERS & LYBRAND L.L.P.




                                                                   Exhibit I


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:


We have reviewed the accompanying interim condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of September 30, 1995 and the related interim condensed consolidated statements of earnings and cash flows for the three month and nine month periods ended September 30, 1995 and 1994. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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





                                                 Coopers & Lybrand L.L.P.




New York, New York
October 23, 1995

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


1. Asarco and two of its wholly-owned subsidiaries, Lac d'Amiante du Quebec, Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Forms 10-K for 1994 and prior years and 10-Q for the first and second quarters of 1995. As of September 30, 1995, there were pending against Asarco and its subsidiaries 950 lawsuits brought by 17,714 primary and 13,667 secondary plaintiffs in 26 states and one Canadian province seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. As of September 30, 1995, LAQ, Asarco and Capco have settled or have been dismissed from a total of 5,305 asbestos personal injury lawsuits brought by approximately 51,914 primary and 32,943 secondary plaintiffs.

2. On September 26, 1995, Southern Peru Copper Corporation ("SPCC"), a 63% owned subsidiary of the Company, was served with a lawsuit, which was filed in the state court of Nueces County, Texas, naming as defendants SPCC, its present and former stockholders and certain other defendants. The lawsuit seeks unspecified compensatory and punitive damages for alleged personal injuries to approximately 700 persons resident in Peru and property damages arising from alleged releases into the environment from SPCC operations in Peru. On September 29, 1995, the action was removed from Texas state court to the United States District Court for the Southern District of Texas, Corpus Christi Division. On October 2, 1995, SPCC and other defendants filed a motion to dismiss the action on a number of grounds, including that it would be unreasonable for a United States court to exercise extraterritorial jurisdiction, lack of personal jurisdiction and forum non conveniens.

3. With respect to the lawsuits alleging that the Company was illegally discharging untreated water from its Omaha Plant without a permit, reported on Forms 10-K for 1994 and 10-Q for the second quarter of 1995, the Department of Justice moved to have the Consent Decree resolving this matter entered by the court. Oral argument on the Department of Justice motion is scheduled for December, 1995.

4. With respect to the site of a former pesticide manufacturing plant in Hunt County, Texas, reported on Form 10-K for 1994 and on Form 10-Q for the second quarter of 1995, in August 1995, the Company was sued by 818 individuals in Dallas County, Texas District Court and by 10 individuals in Hunt County, Texas District Court alleging claims for personal injury and property damages similar to those previously reported.

5. With respect to the state implementation plans ("SIP's") to achieve compliance with the Environmental Protection Agency ("EPA") ambient air quality standard for lead, reported on Form 10-K for 1994 and on Form 10-Q for the second quarter of 1995, the Montana SIP which affects the Company's East Helena Montana Plant was approved by the State on August 4, 1995 and has been submitted to the EPA for final approval.

6. With respect to the lawsuit filed by a group named the Association of Retired Employees of SPCC and reported on Form 10-Q for the second quarter of 1995, in September 1995, the Supreme Court of Peru declined to review the case letting stand the previous dismissal by the Supreme Court of Lima.

7. With respect to the action pending in state court in Duval County, Texas concerning alleged exposure to materials, including metals, reported on Form 10-K for 1994 and Forms 10-Q for the first and second quarters of 1995, court approval of a settlement reached between the Company and the plaintiffs was entered on October 12, 1995.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ASARCO Incorporated
                                             (Registrant)




Date:   November 13, 1995                 /s/ Kevin R. Morano
                                          -------------------
                                          Kevin R. Morano
                                          Vice President, Finance and
                                          Chief Financial Officer



Date:   November 13, 1995                 /s/ William Dowd
                                          William Dowd
                                          Controller

                                                                  Exhibit II

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated October 23, 1995 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of September 30, 1995 and for the three month and nine month periods ended September 30, 1995 and 1994 and included in this Form 10-Q for the quarter ended September 30, 1995 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, and 33-34606) and Form S-3 (File Nos. 33-45631
and 33-55993). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                Coopers & Lybrand L.L.P.




New York, New York
November 10, 1995