Form 10-K
period 1995-12-31
ASARCO INC
filed 1996-03-20
CIK 7649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 1995 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995         Commission file number 1-164
                          -----------------                                -----



                               ASARCO Incorporated
                               -------------------


             (Exact name of registrant as specified in its charter)



         New Jersey                                        13-4924440
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                     180 Maiden Lane, New York, N. Y. 10038
               --------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 1996, there were of record 42,630,720 shares of Common Stock, without par value, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price of Asarco Common Stock on the New York Stock Exchange - Composite Transactions) of ASARCO Incorporated held by nonaffiliates was approximately $1.3 billion.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III: Proxy statement in connection with the Annual Meeting to be held on April 24, 1996.
Part IV:      Exhibit index is on pages C1 through C3.

A1

                                     PART I

Item 1. Business

Asarco, a New Jersey corporation organized in 1899, is one of the world's leading producers of nonferrous metals, principally copper, lead, zinc, silver and molybdenum, from its own mines and through its 54.0% interest in Southern Peru Copper Corporation (SPCC). Asarco also produces specialty chemicals and construction aggregates and provides environmental services. Asarco has substantial investments in two mining companies: a 15.1% interest in M.I.M. Holdings Limited (MIM) in Australia; and a 23.6% interest in Grupo Mexico, S.A. de C.V. (Grupo Mexico).

Asarco and its subsidiaries or associated companies operate mines in the United States, Peru, Australia and Mexico. Asarco and these companies together in 1995 accounted for about 12% of western world mine production of copper, 10% of silver, 21% of lead, 9% of zinc and 13% of molybdenum.

All tonnages are in short tons. All ounces are troy ounces. Dollar amounts are in U.S. dollars unless otherwise indicated. A$=Australian dollars. "Asarco" or "the Company" includes Asarco and subsidiaries.

Reference is made to the following Financial Statement footnotes included in this report: Investments in Note 6, and Business Segments in Note 12.

Additional business information follows:

                                 PRIMARY METALS

                         Principal Products and Markets

Copper Business

The primary domestic uses of copper are in the building and construction industry, electrical and electronic products and, to a lesser extent, industrial machinery and equipment, consumer products and the automotive and transportation industries. A substantial portion of Asarco's copper sales are made under annual contracts to industrial users.

Asarco today is the world's fourth largest private sector copper producer. The Company's domestic copper business includes the Mission and Ray mines in Arizona, copper smelters in Hayden, Arizona and El Paso, Texas and a copper refinery in Amarillo, Texas. Asarco also owns a 49.9% interest in Montana Resources, Inc.'s copper-molybdenum mine and a 75% interest in a new leaching and solvent extraction/electrowinning operation under development at its Silver Bell mine in Arizona. At Southern Peru Copper Corporation (SPCC), a 54.0% owned subsidiary, copper is produced at the Toquepala and Cuajone mines, the Ilo smelter and the Ilo refinery, all located in the southern part of Peru.

In 1995, Asarco's beneficial copper production was 898 million pounds, 12% more than in 1994. The growth in copper production was principally due to the resumption of full operations at the Ray mine and the increase in Asarco's ownership in SPCC. The Ray mine returned to full production in May 1995 following early completion of a development program initiated in July 1994 during which copper production was reduced. The Company acquired an additional 10.7% interest in SPCC in April 1995.

Since 1985, Asarco's strategy for its copper business has been to transform it from a predominately custom smelting and refining business to a fully integrated copper mining business. With the successful completion of this integration strategy, the Company will focus on improving operating costs, increasing production and maximizing the value of its significant ore reserve position.

A2

Ore reserves are the future of any mining company. The Company has increased its copper ore reserves by more than 6 times from 10 years ago. Asarco's beneficial interest in copper ore reserves (exclusive of its interests in MIM and Grupo Mexico) now totals 3.2 billion tons containing 36 billion pounds of copper. Development programs are currently underway at Mission and Silver Bell to increase production from new reserves, and at SPCC studies of expansion opportunities to capitalize on its increased ore reserves have begun.

In 1995, copper prices remained strong as demand continued to exceed supply. Worldwide inventories again declined in 1995 following a significant decline in 1994. Copper prices averaged a record $1.35 per pound in 1995 on the New York Commodity Exchange (COMEX) and $1.33 per pound on the London Metal Exchange
(LME).

The price of molybdenum, which is mined along with copper at Mission, Montana Resources and SPCC, reached a 10-year high in 1995 as a result of supply shortages. Molybdenum is used principally in the manufacture of steel and in lubricants. The price of molybdenum averaged $7.42 per pound in 1995 but had declined to $4.31 by year end. Asarco's beneficial production of molybdenum in 1995 was 10 million pounds.


Domestic Copper Operations

The Company's copper operations in the U.S. established several production records in 1995 including record total mine production of 676 million pounds. The Ray mine had record production following early completion of a major development program begun in July 1994. Montana Resources, the El Paso smelter and the Amarillo refinery also set copper production records in 1995.

The accelerated development program at Ray which was originally scheduled to take 15 months, was completed four months early. The development program provided additional working faces in the mine and restored operating flexibility lost as a result of the accumulation of water from unusually heavy rains in late 1992 and early 1993. During the program, ore production was curtailed as new and existing mining equipment was assigned to mine development. Operations at the older, higher-cost sections of the Hayden mill were suspended. Full production was restored by late May. During the curtailment, a $5 million modernization program was initiated at the Hayden mill to increase productivity.

New copper production projects now underway at other Arizona mining operations will further increase production in 1996 and 1997. At Mission, declines are being driven from the bottom of the open-pit mine to permit underground mining of an estimated 5.1 million tons of ore with an average copper grade of 2.1%. This ore reserve is 400 feet below the current Mission pit and is mostly outside the final open-pit mine plan. Production from the underground reserve is expected to begin in mid-1996 and result in an additional 28 million pounds of copper per year.

Construction of a new solvent extraction/electrowinning (SX/EW) plant at the Company's Silver Bell mine is now underway. The plant is expected to produce 36 million pounds of refined copper cathode per year when operations begin in mid-1997. Silver Bell was Asarco's first open-pit copper mine and began operation in 1954. Since mining and milling operations were suspended in 1984, the mine has produced a small amount of leached precipitate copper. In 1995, production totaled 7 million pounds. The new SX/EW facility will cost approximately $70 million and is being developed in partnership with Mitsui & Co., Ltd., which purchased a 25% interest in early 1996.

New, larger and more efficient mining equipment is being acquired for use at the Ray and Mission mines to increase productivity and lower costs. At Mission, five trucks, each capable of transporting 240 tons have already been acquired to replace smaller trucks now in use. A new 46-cubic-yard shovel was also put in service at Mission. Orders were placed for delivery in 1996, for three 56-cubic-yard shovels, capable of loading the 240-ton trucks in three passes. Two are for Mission and one is for Ray. The smaller shovels and trucks replaced by this new equipment will be used in the new operation at Silver Bell.

A3

Improvements in preventive maintenance programs for shovels, trucks and other mining equipment at the Ray mine have increased the operational availability of equipment and reduced costs. Similar programs are now being introduced in other operating areas.

The El Paso, Texas smelter which utilizes new CONTOP technology operated at 96% of design capacity in 1995. Improvements in operations at El Paso resulted from modifications made by the Company to the CONTOP design in late 1993. Improved maintenance practices also contributed to the increased operational availability of the CONTOP furnace. Acid plant equipment at El Paso is now being upgraded to improve throughput and product quality and to lower costs.

In 1995, ISO-9002 certification was extended to Amarillo's copper rod manufacturing process and to its precious metals electrorefining process. In late 1994, Amarillo had become the first copper refinery in the United States to receive ISO-9002 certification for its cathode production process. In 1995, the refinery produced a record 483,365 tons of cathode copper.

At the Santa Cruz In-Situ Copper Mining Research Project in Casa Grande, Arizona, a pilot SX/EW plant was completed in 1995 following receipt of permits in late 1994. Santa Cruz is a joint venture 50%-owned with Freeport-McMoRan Copper & Gold Co. and managed by Asarco. The joint venture owns a deep mineralized ore deposit estimated to contain one billion tons of .55% soluble copper. The ore body is too deep to mine from the surface and too low grade to be economically mined from underground. The project, which has been funded 25% by the partners and 75% by the U.S. Bureau of Mines, involves research into an alternative method of recovering copper from the deep mineralized zone through injection and recovery of leach solutions at the surface. The project could result in a new, low-cost and environmentally superior ore extraction technology. Injection of leach solutions began early in 1996 and will, if successful, result in production of refined copper from the experimental facility later in the year.

In May 1995, Asarco and the unions representing employees at five of the Company's domestic copper properties ratified new three-year collective bargaining agreements six weeks before expiration of the prior agreements. The new agreements, which extend to 1998, cover 1,900 employees at the Mission and Silver Bell mines, the Hayden and El Paso smelters and the Amarillo refinery. Labor and management cooperative programs, which have been operating since late 1993 at Ray, were extended to all copper operations in the new labor contract. These programs develop production and spending targets and job-related goals, which are set and monitored cooperatively by labor and management employees. At Ray, these programs have resulted in increased production, lower costs, improved quality control and improved worker health and safety. Also at Ray, in late 1995 a gainsharing program with employees was instituted.


Southern Peru Copper Corporation

As a result of acquiring an additional 10.7 % interest in SPCC in 1995, Asarco began consolidating SPCC in its financial statements effective January 1, 1995. In November 1995, SPCC offered to exchange new common shares for labor shares issued by its Peruvian Branch to workers under prior law in Peru. These labor shares, which are traded on the Lima Stock Exchange, represented a 17.3% interest in the Peruvian Branch which comprises substantially all of the operations of SPCC in Peru. The offer ended on December 29, 1995 with 80.8% of the labor shares tendered. SPCC now owns 96.7% of the Branch. Asarco's equity interest in SPCC is 54.0% and its voting interest is 61.0%. Asarco's economic interest in the operations of SPCC, net of the remaining labor share interest, is 52.3%. Asarco owns Class A Common Stock which is entitled to five votes per share and the newly issued common shares are entitled to one vote per share. Asarco elects 8 of SPCC's 15 directors. The common shares are listed on both the New York Stock Exchange and the Lima Stock Exchange.

A4

Economic conditions in Peru have continued the improvement begun in 1990. As a result, SPCC has been able to make the investments necessary to accomplish operating improvements which have led to the best operating performance in its 40 year history. In 1995, SPCC produced over 557 million pounds of copper from its mines and it completed most of the $445 million modernization and expansion program begun in 1992. The program included $65 million for the purchase of the Ilo refinery, privatized by the Peruvian government, $105 million for a new SX/EW operation, $120 million for new equipment and $135 million for a new acid plant at the Ilo smelter, a tailings impoundment facility and other environmental projects.

With the acquisition of the Ilo refinery in May 1994 SPCC completed the integration of its copper operations from mining through production of refined copper cathodes. Investments are now being made at the refinery to increase refined copper production from the record 216,200 tons produced in 1995.

SPCC's new SX/EW facility produces refined copper cathodes from solutions leached from mostly low grade ores stockpiled at the Toquepala and Cuajone mines. The plant began operation in November and is expected to produce 80 million pounds of copper annually at a very low cost.

A new acid plant at SPCC's Ilo smelter became operational in October. The plant is expected to produce approximately 175,000 tons of sulfuric acid annually and reduce emissions from the smelter by 18%. SPCC has also instituted programs to further control emissions at the smelter.

An ongoing drilling program has identified significant additional ore reserves at SPCC. Proven and probable ore reserves have been increased 69% to 2.0 billion tons containing 22.3 billion pounds of copper. The evaluation of an additional
1.0 billion tons of mineralized material is expected to be completed by mid-1996.

As a result of the additional ore reserves, SPCC has begun to study the expansion of mining operations at both Toquepala and Cuajone and of smelting and refining facilities at Ilo. Such a program is expected to involve the modernization or replacement of the existing smelter with a new flash smelting technology which would reduce sulfur emissions to world standards. Any expansion program will require significant capital investment over a number of years and will be subject to obtaining the required financing.


Lead, Zinc, and Silver Businesses

Asarco is a major producer of lead and zinc in the U.S. The Company produces silver as a by-product of its copper, lead and zinc mining operations. It has a 50% interest in Silver Valley Resources which is reopening its two primary silver mines.


Lead

The primary domestic uses of lead are for automotive and industrial batteries and, to a lesser extent, for lead oxide for glass, solder and other industrial uses. A substantial portion of Asarco's lead sales are made under annual contracts to industrial users.

The Company has two different lead businesses, its Missouri lead operations and its custom lead smelting operation in Montana.

Asarco's Missouri lead business includes two mines and a smelter and refinery. It is among the world's lowest cost producers of lead. The West Fork and Sweetwater mines provide all of the feed for the Glover smelter and refinery. Zinc is an important co-product of the mining operations and record production of 23,100 tons of zinc was achieved in 1995. Gainsharing programs with employees were instituted in 1995 to further enhance productivity and lower costs. These innovative programs share with employees the benefits realized from cost savings and production improvements identified by joint labor and management teams.

A5

Asarco's custom lead business includes the East Helena, Montana smelter and Omaha, Nebraska refinery. This business depends upon precious metal-bearing lead concentrates purchased from mines located in the western United States and Latin America. Due to low prices for lead, gold and silver, concentrates have been in short supply and the custom lead business has not been profitable. At East Helena, the Company is making the necessary investments to meet current environmental standards. At Omaha, however, the Company concluded that the further investment of an additional $40 million for environmental compliance could not be economically justified and lead refining operations at the plant will be terminated in 1996. The Company recorded a $51 million after-tax charge to earnings in 1995 related to the closure, $34.3 million for shutdown and site remediation costs and $16.7 million to write-off the remaining book value of the plant. The Company will, in the future, sell lead bullion produced at the East Helena, Montana smelter to refineries located outside of the U.S.

The Company is conducting research on a lead electrowinning process which could produce high quality refined lead from lead bullion at lower capital and operating costs. A pilot plant has been built, but a commercial technology has not yet been developed.

The Company has a 60% interest in and manages the Leadville mine in Colorado which produces lead, zinc and silver.


Zinc

Zinc is primarily used in the United States to make galvanized metal products, zinc-based alloys, brass products, zinc oxide, rolled zinc and for other industrial uses. The Company's zinc production is sold in the form of concentrates under contracts of one to three years' duration.

The Company mines zinc at four mines near Knoxville, Tennessee and also produces zinc as a co-product at its lead mines in Missouri. The Tennessee mines have low-grade ores by world standards and while production rates increased in 1995, the mines operated at a loss at the prevailing zinc price. Further improvements in these operations are expected in 1996 but it will take an improvement in the zinc market to achieve satisfactory earnings at Tennessee.


Silver

The principal uses for silver in the United States are for photographic, electrical and electronic products and, to a lesser extent, brazing alloys and solder, jewelry, coinage, silverware and catalysts. Silver is sold under monthly contracts or in spot sales principally to industrial users.

In 1995, Asarco and Coeur d'Alene Mines Corporation established Silver Valley Resources, a 50/50 owned company, to consolidate both companies' Idaho silver properties, including the Coeur and Galena mines. Silver Valley Resources announced in early 1996 that it will reopen the mines to capitalize on an improving silver market and increased ore reserves. Production will begin in June 1996. Both mines have been on standby due to low silver prices. An exploration program begun in March 1995 resulted in a 34% increase in ore reserves based on contained silver. When production reaches full capacity, Silver Valley Resources expects to produce about 3 million ounces of silver per year.

The Company also owns a 75% interest in the Troy, Montana silver-copper mine which is currently on standby. The Company plans to restart Troy operations while it develops the nearby Rock Creek silver-copper deposit. The Rock Creek deposit has been in the permitting process for nearly nine years. The Troy mine has remaining reserves adequate for three years of production and could produce
2.8 million ounces of silver a year.

A6

In 1995, the Company's beneficial interest in mined silver production was nearly
7.3 million ounces. Most of this silver was produced as a by-product of the Company's copper mining operations.

In August 1995, the Company sold its 80% interest in the Quiruvilca mine in northern Peru to Pan American Silver Corporation for 500,000 shares of Pan American Silver common stock, 500,000 warrants and a royalty interest in Quiruvilca. Asarco has previously sold other properties to Pan American Silver for stock and now owns 9.6% of the company.


Specialty Chemicals and Aggregates

In recent years Asarco has sought to develop businesses which will provide a growing source of earnings from non-metals operations.

Enthone-OMI, a worldwide producer of specialty chemicals, manufactures coating systems for plastics and metals. Enthone-OMI's earnings grew by 44% in 1995 to a record $23.0 million compared with $16.0 million in 1994. Enthone-OMI's strategy has been to focus on the high-growth electronics market, while consolidating operating facilities, reducing operating costs and improving efficiency. It invests heavily in research and development. Enthone-OMI completed ISO-9002 registration of 11 facilities during the year. The company also plans a major expansion of its operations in Singapore, which will serve as a technology and marketing center for the Pacific Rim market.

American Limestone Company produces construction aggregates, ready-mixed concrete and agricultural limestone. American Limestone had record earnings for the third consecutive year in 1995 due to increased demand for construction materials and cost reductions. Earnings in 1995 were $8.0 million compared with $7.0 million in 1994.


Exploration

Asarco has an active international exploration effort which emphasizes the identification and acquisition of defined reserves and advanced exploration projects. Commodities of principal interest are copper, gold, silver, lead and zinc. The investment climate in many foreign countries where modern exploration techniques have not previously been used has become increasingly favorable. Approximately 80% of the exploration budget is spent outside of the United States. During 1995, exploration activities were conducted in Mexico, Peru, Chile, Bolivia and French Guiana. Expenditures, including those of SPCC, were $14.7 million.

Major exploration projects include the Boti gold prospect in the Algamarca district of northern Peru and the evaluation of the Saint Elie and other gold prospects in French Guiana. At Boti, a large low grade gold resource has been discovered and current efforts are directed at finding zones of better grade material. At Saint Elie, the Company is participating in a joint venture with Guyanor Resources to evaluate the source area of large historic placer gold production. Saint Elie and four other properties in French Guiana will be drilled in 1996. The Company also conducts copper exploration in Chile and Peru and explores for lead and zinc to expand reserves at its operations in Missouri and Tennessee.

Following completion of a feasibility study of the Aginskoe gold deposit in Kamchatka, Russia, the Company sold its 25% share of the project to Kinross U.S.A. for $4 million.

A7

Environment Safety and Health

Asarco recognizes and believes that all operations and activities of the Company should be conducted responsibly and in a manner designed to protect the health and safety of its employees, its customers, the public and the environment. Asarco's operations interact with the environment daily. The Company is committed to the responsible management of natural resources.

Providing employees with a safe workplace is a primary objective of Asarco. The Company was one of the first in the United States to have an occupational health program. Over the years, Asarco has developed a number of programs and new technologies to protect workers and the communities in which we operate. Company mines have won the prestigious Sentinels of Safety award from the National Mining Association and the Office of Mine Safety three times in the last seven years. At Asarco's lead smelters and refineries, employees are working together to reduce personal exposures to lead in the work place. The Company also works with local communities to educate residents about the risks to children of lead exposure and to identify sources of exposure in the community.

A commitment to health, safety and the environment requires constant attention. All U.S. operations are visited by evaluation teams to review compliance with the Company's environmental, safety and health standards. Over 200 Asarco employees have received specialized training in order to participate in these programs.


Associated Company Investments

Asarco holds important ownership interests in two of the world's largest mining companies and the Company has recently undertaken efforts to improve the value of these investments for Asarco shareholders.


MIM Holdings Limited

Asarco owns a 15.1% interest in M.I.M. Holdings Limited (MIM) of Australia, a major producer of copper, lead, zinc, silver, gold and coal. In January 1995, Asarco exercised its right to appoint two directors to MIM's board of directors and has been actively working with MIM's board to improve the Company's operating performance and its value to shareholders. At December 31, 1995, the value of Asarco's investment in MIM was $336 million or $7.89 per Asarco share.

The MIM board appointed a new chief executive officer in April 1995. MIM is divesting non-core assets, focusing on improving performance at its Mount Isa operations and undertaking new mining projects.

MIM reported a net loss of A$216.1 million in its most recent fiscal year ending June 30, 1995 due in part to the effects of labor disruptions and to abnormal charges of A$160.4 million mainly related to the write-down of asset values.

MIM is currently developing two major mining projects. The Bajo de la Alumbrera copper gold mine in Argentina is 50% owned and is managed by MIM. When construction is completed in late 1997, the mine is expected to produce 198,000 tons of copper and 640,000 ounces of gold per year in concentrates. MIM is also developing the Ernest Henry mine, which is a copper gold deposit located near Mount Isa. When completed, the mine is expected to produce 105,000 tons of copper and 120,000 ounces of gold per year in concentrates.

Asarco received $9.2 million in dividends from MIM in 1995 and $9.3 million in 1994.

A8

Grupo Mexico, S.A. de C.V.

Asarco holds a 23.6% interest in Grupo Mexico, the largest publicly held mining company in Mexico. Grupo Mexico owns 13 mines and nine metallurgical plants and is a major producer of copper, lead, zinc, silver, molybdenum and gold. Due to the higher copper price and benefits from the devaluation of the Mexican peso, Grupo Mexico reported record profits in 1995 of US$561.4 million, compared with a loss of US$163.7 million in 1994. Grupo Mexico benefited substantially from the peso devaluation as its sales are in dollars and its costs are mainly in pesos.

Grupo Mexico pays no dividend and the Company records no earnings from this investment. In order to realize current value for Asarco shareholders, the Company will seek to sell at least part of its holdings. Under a 1994 agreement, Asarco will be free from restrictions on the sale of the majority of its shares in August 1996. Asarco holdings in Grupo Mexico are valued at $427 million at December 31, 1995, or $10.03 per Asarco share.


                                BACKLOG OF ORDERS

Substantially all of the Company's metal production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold on commodities exchanges or to merchants or consumers on a spot sale basis. Sales values cannot be determined until the sale is priced based on prevailing commodity prices at the time the price is fixed under the terms of the contract. The backlog for other product classes and services is not material.


                             COMPETITIVE CONDITIONS

In the United States and abroad, Asarco and its foreign nonconsolidated associated companies are subject to competition from other nonferrous metal producers. Asarco's metal products also compete with other materials, including aluminum, stainless steel, plastics, glass and wood.

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

                                    EMPLOYEES

At December 31, 1995, Asarco employed about 7,200 persons, of whom about 3,500 were covered by contracts with various unions, most of which were affiliated with the AFL-CIO. At December 31, 1995 SPCC employed about 5,000 persons, substantially all of whom were covered by labor contracts.


                                 ENERGY MATTERS

Asarco's energy requirements are met from a variety of sources, including fuel oil, diesel fuel, gasoline, natural gas, coke and electric power. Asarco has a large number of contracts of varying duration for its energy needs, typically negotiated on an individual basis from time to time. Generally, substitute sources are available except where requirements are guaranteed by local utility companies. No reductions or interruptions of any operations because of energy shortages were experienced in 1995.

A9

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

The Company anticipates spending $88.6 million for environmental control capital expenditures at its operating units in 1996. Capital expenditures by Asarco at its operating mines, smelters and refineries in order to comply with environmental  standards  in the past  three  years  have  been  (in  millions):
1995-$92.9; 1994-$22.6; 1993-$21.3. Recurring costs associated with managing hazardous substances and pollution in ongoing operations before taxes and depreciation, but including interest on environmental improvement bonds and other debt incurred for environmental control facilities, reduced pre-tax earnings by (in millions): 1995-$103; 1994-$88; 1993-$87.

Environmental matters, including a discussion of the Company's reserve for closed plants and environmental costs, are set forth in the Contingencies and Litigation Note 8 to the Financial Statements and in Management's Discussion and Analysis of Operations and Financial Condition and are incorporated herein by reference.

On March 24, 1995, the Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") for the Company's Tacoma smelter site in Tacoma, Washington, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"). The smelter site is part of the Commencement Bay Superfund site. The ROD calls for excavation and disposal of soils, and demolition debris in an on-site containment facility, capping of the site with a low permeability cap, demolition of remaining buildings, replacement of the surface water drainage system and diversion of groundwater and off-site surface water. The remediation selected in the ROD is consistent with an agreement in principle entered into between the Company, the City of Tacoma, the Town of Ruston and the Metropolitan Park District concerning a master redevelopment plan for the site. The Company has signed a Consent Decree with EPA to carry out the ROD. Finalization of the Consent Decree requires execution by the U.S. government and court approval.

At Ruston, Washington, also part of the Commencement Bay Superfund site, on May 2, 1995, a Consent Decree between the Company and EPA was entered by the United States District Court in Tacoma, Washington, pursuant to which the Company agreed to sample and, if necessary, remediate the residential area surrounding the Tacoma smelter site. To date, approximately 174 homes and 26 rights-of-way have been remediated.

Also with respect to the Commencement Bay Superfund site, during 1995 the Company completed site stabilization and demolition activities at the Tacoma smelter site which were undertaken pursuant to a May 1992 Consent Decree between the Company and EPA.

In November 1994, at the Bunker Hill Superfund site in Idaho, the Company and two other mining companies entered into a Consent Decree with the EPA, which was approved by the United States District Court. Pursuant to the Decree, the companies will remediate approximately 1,350 residential yards over a period of approximately seven years. In addition, in 1995 the Company, along with several other potentially responsible parties ("PRPs"), received a notice from the Federal Trustees of their intent to file suit for natural resource damages under CERCLA.

A10

On March 15, 1994, a citizens' suit was filed in federal district court in Omaha, Nebraska claiming the Company was illegally discharging untreated water from its Omaha plant without a National Pollution Discharge Elimination System ("NPDES") permit. The suit sought to enjoin further discharges from the Omaha lead refinery, penalties of up to $25,000 per day for past and future discharges, and costs and fees. On March 31, 1994, the EPA filed suit against the Company involving the same allegations. The cases were consolidated in Omaha federal district court. On January 5, 1996, the court approved a Consent Decree entered into between the Company and the Department of Justice. Pursuant to the Decree, the Company has paid a $3.25 million penalty and an additional $1.0 million for various studies and to acquire properties to maintain or convert to wetlands. The Company also agreed to build a water treatment plant under the Decree involving an estimated cost of $4.0 million. The Decree has terminated all aspects of the litigation except for the fee application by the citizens' attorneys.

On March 7, 1995, the Company received a Clean Water Act 60-day notice for the Troy mine from the Land and Water Fund of the Rockies, on behalf of its client the Cabinet Resource Group (the "Group"). On January 25, 1996, the Group filed an action in Federal District Court for the District of Montana, Missoula Division, seeking civil penalties and demanding that the Company obtain a Clean Water Act discharge permit. The Company continues to discuss the matter with the Group.

In August 1994 at the Leadville Superfund site in Colorado, a Consent Decree with the EPA and other potentially responsible parties was entered by the United States District Court. The Consent Decree resolved many of the liability issues at the site. Final remedy selection must await the issuance of the ROD which is expected in 1996. Prior to 1994 the Company had substantially completed a remediation program of the Yak drainage tunnel at a cost of approximately $13.7 million. Remaining issues at Leadville will not be addressed for several years when additional studies are completed.

In 1995 at the East Helena Superfund site in Montana, the Company completed the remediation of approximately 135 residences at a cost of approximately $3.0 million. This brings the total number of properties remediated to date to 460. Additional properties are expected to require remediation, which together with proposed community protection measures, is estimated to require an expenditure of $2.0 million over the next five years.

In 1995 at the Globe proposed Superfund site in Denver, Colorado the Company completed the remediation of 74 properties, including residences, commercial properties and open spaces, at a cost of approximately $4.1 million pursuant to a Consent Decree and a settlement of a lawsuit entered in 1993. This brings the total number of properties remediated to date to 232. Remediation has also been commenced at the plant site itself. Remediation of additional properties and the plant site will continue for the next several years.

In 1995, the Company completed and presented to the Washington Department of Ecology a remedial investigation and feasibility study report of the Company's former smelter site in Everett, Washington. It is anticipated that the Department of Ecology will issue a cleanup action plan for the site during 1996. During 1995, the Company continued the purchase of residences on or near the former smelter site. To date, the Company has purchased 36 properties. Litigation with an adjacent landowner has been stayed to enable the parties to share information and negotiate a settlement of site responsibility at a later date.

With respect to a Superfund site located in Tar Creek, Oklahoma for which the Company entered into a Consent Decree in 1989 and settled with the EPA for $479,000 for reimbursement of EPA response costs, the Company received a Special Notice from the EPA on November 17, 1995 invoking the provisions of the Consent Decree permitting further remedial action under certain circumstances and requesting that the Company and other PRP's enter into good faith negotiations to conduct studies and design remedial actions at the site.

A11

The Company and certain of its subsidiaries are cooperating with environmental authorities to undertake studies of certain other sites and remediate where necessary.

Prior to 1995, the Company and certain subsidiaries received notices of potential liability pursuant to CERCLA from the EPA or federal agencies regarding 14 sites in eight states. Further, prior to 1995 the Company received notices from state agencies regarding five other sites in four states. Significant developments at certain of these sites during 1995 are described above. Also, the Company has received notification of potential liability or information requests from EPA and state agencies regarding various other sites where the Company's liability is considered minor.

In 1993, the State of Missouri Department of Natural Resources issued a Notice of Violation and filed a petition in Missouri state court alleging violations of the NPDES permit for the Company's West Fork Mine. On February 8, 1996, the court entered a consent judgment resolving this matter, with the Company agreeing to pay a civil penalty of $1.7 million and construct a new wastewater treatment facility.

Other environmental matters involving potential civil penalties are as follows:

         1) In 1992, the United States Department of Justice on behalf of the EPA notified the Company that it intends to sue seeking civil penalties for alleged violation of the Company's water discharge permit at the Company's Ray Complex. Under the Clean Water Act, civil penalties may be sought for up to $25,000 per day for each violation. The Company is negotiating with EPA and the Department of Justice to resolve this matter.

         2) In January 1994, the Company received a notice from the EPA regarding alleged violations of the Resource Conservation and Recovery Act ("RCRA") at its smelter in El Paso, Texas. The EPA is seeking a civil penalty of $140,400. The citation relates to sand-blasting material left on site by a contractor prior to May 1993. The Company is cooperating with the EPA to resolve this matter and has demanded that the Contractor pay the fine and remediation costs.

         3) In July and August 1994, the EPA notified the Montana Department of Health and Environmental Sciences that it considers the Company's East Helena plant to be in violation of the federal Clean Water Act because of unauthorized discharges into a nearby creek. The Company applied for a NPDES permit in 1994 and is in discussions with the EPA and the State of Montana regarding this matter.

         4) In 1992 and 1993, the Company's Glover, Missouri lead smelter and refinery received several Notices of Violation for monitored levels of lead in excess of the ambient air standard. Additionally, the Missouri Department of Natural Resources ordered the Company to conduct stack testing at the plant to determine whether the plant is in compliance with applicable emission regulations. The Company has investigated emission levels and has been working with the Missouri Department of Natural Resources to develop a new State Implementation Plan ("SIP") for lead. In January 1995, the Company's control strategy for attainment of the SIP was submitted. State approval is expected in mid-1996. The SIP will be implemented in 1996 at an estimated cost of $18 million.

"SIPs" designed to achieve compliance by January 6, 1997 with the EPA ambient air quality standard for lead of 1.5 micrograms per cubic meter of air have been developed in each state in which Asarco has a lead smelter or refinery. These plans will require the construction of additional controls at Asarco's East Helena and Glover (see above) facilities. The East Helena SIP was approved by the State of Montana on August 4, 1995 and has been submitted to the EPA for final approval.

The Company's Omaha lead refinery has been issued a complaint and compliance order by the Nebraska Department of Environmental Quality for exceeding the lead standard. Asarco proposes to satisfy the ambient air quality standards for lead at its Omaha Plant by production limitations and corresponding emissions reductions which are anticipated to be achieved by the cessation of lead refining operations.

A12

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

                              CAUTIONARY STATEMENT

Statements in this report regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, and anticipated production rates, operating efficiencies, costs and expenditures are forward-looking statements. Actual results could differ materially depending upon the availability of materials, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades or the failure of equipment or processes to operate in accordance with specifications. Results of operations are directly affected by metals prices on commodity exchanges which can be volatile.

A13

Item 2. Properties

ASARCO Worldwide Operations

METALS

COPPER

MINES(1)
Mission;  Sahuarita, Arizona
Ray; Hayden, Arizona
Silver Bell; Silver Bell, Arizona
Montana Resources; Butte, Montana

SMELTERS AND REFINERIES
Amarillo, Texas (Refinery)
  (Also Selenium, Tellurium)
El Paso, Texas (Smelter)
  (Also Sulfuric Acid)
Hayden, Arizona (Smelter)
  (Also Sulfuric Acid)

SOUTHERN PERU COPPER CORPORATION (1)
Cuajone mine, Peru
Toquepala mine, Peru
Ilo Smelter and Refinery, Peru


MOLYBDENUM

MINES (1)
Mission; Sahuarita, Arizona
Montana Resources; Butte Montana

SOUTHERN PERU COPPER CORPORATION (1)
Cuajone, Peru
Toquepala, Peru


LEAD

MINES (1)
Leadville; Leadville, Colorado
Sweetwater; Reynolds County, Missouri
West Fork; Reynolds County, Missouri

SMELTERS AND REFINERIES
East Helena, Montana (Smelter)
  (Also Sulfuric Acid)
Glover, Missouri (Smelter, Refinery)
Omaha, Nebraska (Refinery)
  (Also Bismuth)


ZINC

MINES (1)
Coy; Jefferson County, Tennessee
Immel;  Knox County, Tennessee
New Market; Jefferson County, Tennessee
Young;  Jefferson County, Tennessee
Leadville; Leadville, Colorado

A14

SILVER

MINES (1)
Silver Valley Resources
  Coeur; Wallace, Idaho
  Galena; Wallace, Idaho
Troy(2); Troy, Montana


PRECIOUS METALS REFINERY
Amarillo, Texas
  (Silver and Gold, Palladium and Platinum)


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

Pacific Rim
  Melbourne, Australia
  Kowloon, Hong Kong
  Singapore
  Shen Zhen, People's Republic
    of China
  Yokohama, Japan
  Taipei, Taiwan


AGGREGATES
American Limestone Company, Inc.
  (Construction Aggregates,
   Concrete, Agricultural Limestone)
  Knoxville, Tennessee
  Tri-Cities, Tennessee
  Nashville, Tennessee
  Abingdon, Virginia


ENVIRONMENTAL SERVICES
Encycle/Texas, Inc.
  Corpus Christi, Texas
Hydrometrics, Inc.
  Helena, Montana

A15

OTHER

Antimony Oxide
Omaha, Nebraska

High Purity Metals
Denver, Colorado


INVESTMENTS

M.I.M. Holdings Limited (15.1%)
Ten mines and eight metallurgical
  plants in Australia, South America
  and Europe, including:
  Mount Isa, MacArthur River
  Bajo de la Alumbrera
  and Ernest Henry
  (Copper, Lead, Zinc, Silver, Gold,
   Coal, Coke, Oil and Gas)

Grupo Mexico, S.A. de C.V. (23.6%)
Thirteen mines and nine metallurgical
  plants throughout Mexico,
  including: La Caridad and Cananea
  (Copper, Lead, Zinc, Silver, Gold,
  Coal, Coke, Fluorspar, Sulfuric Acid)

(1) Interest in these mines is shown in Mineral Reserves tables starting on page A18
(2)   On standby

(Percent ownership of companies shown in parentheses)

A16

Southern Peru Copper Corporation

SPCC operates two open pit mines under concessions granted by the Peruvian government.

Silver Valley Resources

In 1995, Asarco and Coeur d'Alene Mines Corporation established Silver Valley Resources, a corporation owned 50% by each, to consolidate the companies' interest in the Coeur and Galena silver mines in Idaho. While the Coeur mine was temporarily shut down in 1991 and the Galena mine was temporarily shut down in 1992, both mines will reopen, with production to begin in June 1996. In Silver Valley Resources (50%), Asarco has an equity interest in profits or losses in proportion to the related ownership interest.

Leadville

Leadville (60.0%) is operated by Asarco under a joint venture agreement. Asarco and its joint venture partner share operating results in proportion to their respective ownership interests, except that Asarco bears 100% of losses, if any in excess of cumulative profits generated since October 1991.

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

Investments

Grupo Mexico, S.A. de C.V., a 23.6% owned associated company, operates thirteen mines under concessions granted by the Mexican government.

A17

The following production information is provided:

MILLS                                        1995                               1994                               1993
-----                                        ----                               ----                               ----

                                                    Avg Mill                         Avg Mill                            Avg Mill
                                  Ore Milled        Recovery       Ore Milled      Recovery Rate      Ore Milled      Recovery Rate
                                     (000s            Rate         (000s Tons)          (%)          (000s Tons)           (%)
ASARCO                               Tons)            (%)
                                  ----------        --------       -----------     -------------     -----------      -------------

Domestic
  Mission                             14,803            83.6           15,722             81.4            13,973               83.8
  Mission South                        7,346            82.7            7,574             80.6             7,556               79.3
  Hayden
   Concentrator                        8,452            78.4            7,550             80.9             9,807               80.3
  Ray Concentrator                    13,216            82.7           12,143             82.3            11,594               84.6
  Montana Resources                   14,853            88.9           15,202             93.3            16,829               84.1
  Leadville                              219            91.4              223             89.7               219               91.2
  Sweetwater                           1,269            98.1            1,260             98.3             1,148               98.5
  West Fork                            1,005            97.7            1,009             97.8             1,018               98.0
  Tennessee                            3,206            92.6            3,193             92.9             2,850               92.1
  Troy                                     -               -                -                -               668               85.7
Other
  Quiruvilca (a)                         291            82.1              513             84.5               440               84.0
  Wiluna (b)                               -               -                -                -             1,033               83.0

SPCC

Toquepala                             16,937            89.0           15,737             88.8            15,835               87.6
Cuajone                               21,378            84.3           21,688             86.0            21,405               85.1


Productive Capacity

                                             Defined                                                       Defined
     Smelters                                Capacity (c)           Refineries                             Capacity (c)
                                             ------------           ----------                             ------------

     Anode Copper (tons)                                            Copper (tons)
       El Paso                                   115,000              Amarillo                                 483,000
       Hayden                                    175,000              Ray (SX-EW)                               40,000
                                                 -------
         Total                                   290,000              Ilo - SPCC (d)                           300,000
     Blister Copper (tons)                                            Toquepala (SX/EW)(d)                      40,000
                                                                                                                ------
       Ilo - SPCC (d)                            300,000                Total                                  863,000

     Lead Bullion (tons)                                            Lead (tons)
       East Helena                                75,000              Omaha                                    132,000
       Glover                                    130,000              Glover                                   130,000
                                                 -------                                                       -------
         Total                                   205,000                Total Lead                             262,000

                                                                    Silver (000s ounces)
                                                                      Amarillo                                  60,000
                                                                    Gold (ounces)
                                                                      Amarillo                                 600,000

(a)      Asarco sold its 80% interest in Quiruvilca on August 31, 1995.

(b) Wiluna is owned by Asarco Australia Limited. The Company sold its remaining interest in Asarco Australia Limited in January, 1994.

(c) Asarco's estimate of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content of input material for the three years shown. No adjustment is made for shutdowns or production curtailments due to strikes or air quality emissions restraints.

(d) Asarco's beneficial ownership of SPCC was 43.2% through April 1995, 52.1% through December 1995, and 52.3% effective December 31, 1995. In May 1994 SPCC purchased the Ilo refinery.

A18

METAL PRODUCTION STATISTICS

COPPER                                                                                   Average
                                                      Associated         Mineral         Mineral            Metal Production
                                         Asarco        Company's         Reserves        Content            Contained Metal
                                        Interest       Interest        (000s tons)         (%)                (000s tons)
                                                                                                              -----------
                                          (%)             (%)            12/31/95        12/31/95      1995         1994        1993
                                          ---             ---            --------        --------      ----         ----        ----
MINES
Domestic
   Mission                                    100                           500,359            .68    112.3        114.7       117.9
   Ray                                        100                         1,015,700            .62    130.2        107.3       122.7
   Ray (SX/EW)                                100                           198,300            .41     35.1         32.0        36.6
   Montana Resources                         49.9                           517,000            .34     56.4         56.1        47.2
   Silver Bell                             100(a)                           197,500            .39      3.4          3.6         3.6
   Troy                                        75                            11,996            .65        -            -         3.6
                                                                                                      -----        -----       -----
     Total Domestic                                                                                   337.4        313.7       331.6
                                                                                                      -----        -----       -----
SPCC                                      52.3(b)
   Toquepala-sulfide                                                        326,661            .80    128.1        111.8       115.1
                  -leachable                                                662,290            .21      5.0            -           -
   Cuajone-sulfide                                                          967,733            .72    145.5        156.0       150.4
             -leachable                                                      15,324           1.00        -            -           -
Other
   Quiruvilca-Peru                            (c)                                 -              -       .6          1.1         1.0
                                                                                                      -----        -----       -----
     Total                                                                                            279.2        268.9       266.5
                                                                                                      -----        -----       -----
     Total Production                                                                                 616.6        582.6       598.1
                                                                                                      -----        -----       -----
Asarco Beneficial Production
                                                                                                      449.2        402.3       422.4

SMELTERS
   El Paso                                    100                                                     126.5         98.0        91.9
   Hayden                                     100                                                     193.5        200.1       194.2
   SPCC - Ilo                             52.3(b)                                                     317.2        322.1       312.8
                                                                                                      -----        -----       -----
      Total                                                                                           637.2        620.2       598.9
                                                                                                      -----        -----       -----
Asarco Beneficial Production
                                                                                                      478.2        437.2       421.1

REFINERIES
  Amarillo                                    100                                                     483.4        460.6       460.0
  Ray (SX/EW)                                 100                                                      35.1         32.0        36.6
  SPCC - Ilo                              52.3(b)                                                     216.2        122.5           -
      Toquepala (SX/EW)                                                                                 5.0            -           -
                                                                                                      -----        -----       -----
   Total                                                                                              739.7        615.1       496.6
                                                                                                      -----        -----       -----
Asarco Beneficial Production
                                                                                                      628.8        545.5       496.6

ASSOCIATED COMPANIES
MIM                                          15.1
   Mount Isa                                                  100            75,178           3.46    137.9        204.9       173.9
   Ernest Henry                                                51           139,993           1.11        -            -           -
   Bajo de la Alumbrera                                        50           765,003            .51        -            -           -
GRUPO MEXICO                                 23.6                               (d)            (d)
   Base Metal Mines                                           100            75,728            .65     24.7         23.5        22.9
   Mexicana de Cobre                                         96.0           529,200            .53    179.0        178.6       174.6
                    leachable                                               190,700            .25     10.7            -           -
   Mexicana de Cananea                                       76.1         1,316,400            .61     89.5         48.9        84.7
                    leachable                                               628,500            .27     32.2         28.4           -

Asarco's & associated companies' share
of western world mine production
                                                                                                        12%          13%         13%

(a) Asarco's interest in Silver Bell was 100% until February 1996 when Asarco sold a 25% interest to Mitsui & Co. Ltd.
(b) Asarco's beneficial ownership of SPCC was 43.2% through April 1995, 52.1% through December 1995, and 52.3% effective December 31, 1995. In May 1994 SPCC purchased the Ilo refinery.
(c)   Asarco sold its 80% interest in Quiruvilca on August 31, 1995.
(d) Reflects mineral reserve data at December 31, 1994, 1995 data not yet available.

A19

LEAD
                                                                                           Average
                                                      Associated         Mineral           Mineral          Metal Production
                                        Asarco        Company's         Reserves           Content           Contained Metal
                                       Interest        Interest        (000s tons)           (%)               (000s tons)
                                                                                                             -----------
                                          (%)            (%)            12/31/95          12/31/95      1995         1994       1993
                                          ---            ---            --------          --------      ----         ----       ----
MINES
Domestic
   Leadville                                 60                              799              2.82      5.0          4.8         5.4
   Sweetwater                               100                           11,339              4.51     62.2         67.1        69.9
   West Fork                                100                            6,788              5.07     55.0         52.3        53.6
                                                                                                      -----        -----       -----
      Total Domestic                                                                                  122.2        124.2       128.9
Other
   Quiruvilca-Peru                          (a)                                                         3.9          6.9         6.1
                                                                                                      -----        -----       -----

      Total                                                                                           126.1        131.1       135.0
                                                                                                      -----        -----       -----

Asarco Beneficial Production
                                                                                                      123.3        127.8       131.1

SMELTERS
   East Helena                              100                                                        63.9         61.7        69.7
   Glover                                   100                                                       135.8        132.7       124.2
                                                                                                      -----        -----       -----
      Total                                                                                           199.7        194.4       193.9
                                                                                                      -----        -----       -----

REFINERIES
   Omaha                                    100                                                        70.4         73.1        73.5
   Glover                                   100                                                       135.8        132.7       124.2
                                                                                                      -----        -----       -----
      Total                                                                                           206.2        205.8       197.7
                                                                                                      -----        -----       -----

ASSOCIATED COMPANIES
MIM                                        15.1
   Mount Isa/Hilton                                          100          31,085              5.70    164.0        209.2       242.6
   McArthur River                                             70          28,660              6.26        -            -           -
GRUPO MEXICO                               23.6                              (b)               (b)
   Base Metal Mines                                          100          75,728              1.20     41.7         48.9        45.2

Asarco's & associated companies'
share of western world mine
production
                                                                                                        21%          21%         22%


(a) Asarco sold its 80% interest in Quiruvilca on August 31, 1995 (b) Reflects mineral reserve data at December 31, 1994, 1995 data not yet available.

A20

ZINC
                                     Average
                                                   Associated         Mineral         Mineral            Metal Production
                                     Asarco        Company's         Reserves         Content            Contained Metal
                                    Interest        Interest        (000s tons)         (%)                (000s tons)
                                                                                                           -----------
                                       (%)            (%)            12/31/95        12/31/95        1995        1994         1993
                                       ---            ---            --------        --------        ----        ----         ----
MINES
Domestic
   Leadville                              60                              799          8.66           15.4         15.4         15.3
   Sweetwater                            100                           11,339           .38           12.2          8.9          4.6
   Tennessee                             100                            5,187          3.17           77.1         74.6         61.8
   West Fork                             100                            6,788          1.06           10.9         11.8         12.9
                                                                                                     -----        -----        -----
      Total Domestic                                                                                 115.6        110.7         94.6
Other
   Quiruvilca-Peru                       (a)                                                          12.6         20.6         18.6
                                                                                                     -----        -----        -----
      Total                                                                                          128.2        131.3        113.2
                                                                                                     -----        -----        -----

Asarco Beneficial Production
                                                                                                     119.4        120.5        102.4

ASSOCIATED COMPANIES
MIM                                     15.1
   Mount Isa/Hilton                                       100          31,085          6.36          187.3        281.7        273.2
   McArthur River                                          70          28,660         13.96              -            -            -
GRUPO MEXICO                            23.6                              (b)           (b)
   Base Metal Mines                                       100          75,728          4.20          201.0        205.4        189.8

Asarco's & associated companies'
share of western world mine
production
                                                                                                        9%          11%          10%
------------------------------------------------------------------------------------------------------------------------------------

MOLYBDENUM                                                                                                  (000's pounds)
                                                                                                      1995         1994       1993
                                                                                                      ----         ----       ----

MINES
Domestic
   Mission                               100                          500,359           .02            900            -            -
   Montana Resources                    49.9                          517,000           .03         10,200        7,600        7,200
                                                                                                    ------        -----        -----
       Total Domestic                                                                               11,100        7,600        7,200
                                                                                                    ------        -----        -----

SPCC                                  52.3(c)
   Toquepala                                              100         326,661           .06          3,700        3,000        2,600
   Cuajone                                                100         967,733                        4,300        3,100        3,700
                                                                                                     -----        -----        -----
       Total                                                                                         8,000        6,100        6,300
                                                                                                     -----        -----        -----

Asarco Beneficial Production
                                                                                                    10,000        6,400        6,300

ASSOCIATED COMPANIES
GRUPO MEXICO                            23.6                              (b)           (b)
   Mexicana de Cobre                                     96.0          529,200          .03          8,400        5,800        3,800

Asarco's & associated companies'
share of western world mine
production
                                                                                                       13%          11%          13%

(a)   Asarco sold its 80% interest in Quiruvilca on August 31, 1995.
(b) Reflects mineral reserve data at December 31, 1994, 1995 data not yet available.
(c) Asarco's beneficial ownership of SPCC was 43.2% through April 1995, 52.1% through December 1995, and 52.3% effective December 31, 1995.

A21

SILVER
                                                                                         Average
                                                    Associated         Mineral         Mineral            Metal Production
                                          Asarco      Company's         Reserves         Content             Contained Metal
                                         Interest      Interest        (000s tons)      (oz/ton)           (000s troy ounces)
                                            (%)          (%)            12/31/95        12/31/95        1995         1994       1993
                                            ---          ---            --------        --------        ----        ----        ----
MINES
Domestic
   Silver Valley Resources(a)
                                               50                           1,628         16.90             -            -         -
   Leadville                                   60                             799          2.04           347          381       338
   Mission                                    100                         500,359           .16         2,604        2,355     1,869
   Montana Resources                         49.9                         517,000           .07           680          546       763
   Ray                                        100                       1,015,700             -           839          570       827
   Sweetwater                                 100                          11,339           .10           272          238       159
   Troy                                     75(a)                          11,996          1.42             -            -       812
   West Fork                                  100                           6,788           .30           232          256       251
   Others                                 Various                               -       Various             -            -         5
                                                                                                        -----        -----     -----
      Total Domestic                                                                                    4,974        4,346     5,024

SPCC                                      52.3(b)           100
   Toquepala                                                              326,661                       1,557        1,401     1,400
   Cuajone                                                                967,733                       1,401        1,579     1,413
Other
   Quiruvilca-Peru                            (c)                                                       1,621        2,807     2,468
                                                                                                        -----       ------    ------
      Total                                                                                             9,553       10,133    10,305
                                                                                                        -----       ------    ------

Asarco Beneficial Production
                                                                                                        7,273        7,437     7,468

REFINERIES
   Amarillo                                   100                                                      37,265       36,126    35,666
   SPCC-Ilo                               52.3(b)                                                       2,519        1,210         -
                                                                                                       ------       ------    ------
     Total                                                                                             39,784       37,336    35,666
                                                                                                       ------       ------    ------

Asarco Beneficial Production
                                                                                                       38,522       36,648    35,666


ASSOCIATED COMPANIES
MIM                                          15.1
   Mount Isa/Hilton                                         100            31,085          4.19        13,000       17,001    19,354
   McArthur River                                            70            28,660          1.84             -            -         -
   From Purch Cons                                                                                        605          556       445
GRUPO MEXICO                                 23.6                             (d)           (d)
   Base Metal Mines                                         100            75,728          3.12        10,800       10,690    11,130
   Mexicana de Cobre                                       96.0           529,200                       2,490        2,300     2,120
   Mexicana de Cananea                                     76.1         1,316,400                         550          730       350

Asarco's & associated companies'
share of western world mine
production
                                                                                                          10%          11%       13%

(a)   Silver Valley Resources and Troy are currently on standby.
(b) Asarco's beneficial ownership of SPCC was 43.2% through April 1995, 52.1% through December 1995, and 52.3% effective December 31, 1995. In May 1994 SPCC purchased the Ilo refinery.
(c)   Asarco sold its 80% interest in Quiruvilca on August 31, 1995.
(d) Reflects mineral reserve data at December 31, 1994, 1995 data not yet available.

A22

All mineral reserves represent 100% of the reserves for that mine and the percentage ownership of Asarco and associated companies is separately indicated. All mineral reserves are at December 31, 1995, except for M.I.M. Holdings Limited which are as of June 30, 1995, and Grupo Mexico which are at December 31, 1994. Reserves are estimated quantities of proven and probable ore that under present and anticipated conditions may be economically mined and processed for the extraction of their mineral content. The data for MIM and Grupo Mexico are as published by those companies and supplemental information to support the reserves for those companies has not been reviewed by the U.S. Securities and Exchange Commission. Controlled mineral deposits include those owned, directly or indirectly through subsidiaries, partnerships or joint ventures, optioned, leased, or held under government concession.

All production figures represent entire amounts of operations, including those under lease, joint venture, government concessions or operated by subsidiaries or associated companies. Metal production figures for associated companies are from mines. Data for MIM are based on its June 30 fiscal year.


Other Operations

The principal activities included in the business segment entitled "Other" are those of Encycle/Texas, Inc. and Hydrometrics, Inc., wholly-owned subsidiaries in the environmental services business, Capco Pipe Company, Inc. (Capco), a wholly-owned subsidiary that manufactures polyvinyl chloride pipe (PVC), and asbestos cement pipe, and a zinc oxide operation in Hillsboro, Illinois. None of these operations constitute a significant portion of the total operations of the Company. In 1993, Capco permanently shut down its asbestos cement pipe business, and in 1994, the Company sold its PVC and zinc oxide operations.


Item 3.  Legal Proceedings

Reference is made to the Contingencies and Litigation footnote 8 to the Financial Statements incorporated herein by reference.

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

A23

2) In Darlene Turner and Patricia Foret, Individually and on Behalf of Their Father, Robert Foret, Sr. v. Raymond Plauche, etc., et al., Case No. 94-13057, pending since August 24, 1994 in the Civil District Court, for the Parish of Orleans of the State of Louisiana, the heirs of Mr. Foret sued LAQ and three other defendants that allegedly supplied asbestos fiber or asbestos containing products to the National Gypsum plant in New Orleans, Louisiana. A fifth defendant was an officer of National Gypsum that plaintiffs allege was negligent in not providing Mr. Foret with a safe place to work. The plaintiffs seek substantial compensatory and punitive damages for Mr. Foret's alleged death from lung cancer and other asbestos-related diseases that allegedly resulted from his exposure to asbestos fiber while employed at National Gypsum.

3) In Haines v. Aetna Casualty Co., et al., Docket No. L-5918-95, pending since July 13, 1995 in the Superior Court of New Jersey, Camden County, one primary and one secondary plaintiff sued LAQ and six other defendants that allegedly supplied asbestos fiber or asbestos containing products to New York Shipbuilding & Drydock Co., in Chester, Pennsylvania and Owens-Corning Fiberglas in Berlin, New Jersey. The plaintiffs demand substantial compensatory and punitive damages for asbestosis allegedly resulting from primary plaintiff's exposure to asbestos fiber while employed at these facilities.

In addition to these personal injury lawsuits arising out of alleged asbestos exposure to employees of other companies using asbestos fiber in their manufacturing operations, included in the asbestos product liability lawsuits pending against LAQ and Asarco are numerous lawsuits arising from products (such as insulation and brake linings) manufactured by others. These cases typically allege a failure to warn of possible health hazards associated with those products and proceed on theories similar to those asserted in the Pogorzelski case. In many such cases LAQ and Asarco, having never manufactured such products, have obtained dismissals. Typical of lawsuits in which plaintiffs allege asbestos exposure due to products manufactured by others are:

1) Malvaso v. Owens-Corning Fiberglas Corporation, et al., Index No. 087694, pending since September 23, 1994 in the Supreme Court of the State of New York, Niagara County, in which one primary plaintiff sued Asarco, LAQ and 23 other defendants that allegedly supplied asbestos and products containing asbestos to his employers. The plaintiff demands substantial compensatory and punitive damages for injuries allegedly resulting from exposure to asbestos. The thrust of the complaint is similar to the Pogorzelski case.

2) Roger Adkins et al., v. Owens Corning Fiberglas Corporation, et al., Civil Action Nos. 95-C-3049 to 95-C-3064, 95-C-3138 and 95-C-3139, pending since
November 3, 1995 in the Circuit Court of Kanawha County, West Virginia, in which eighteen primary and fourteen secondary plaintiffs sued LAQ, Asarco and 33 other defendants that allegedly supplied asbestos and products containing asbestos to the primary plaintiffs' employers. The plaintiffs demand substantial compensatory and punitive damages for injuries allegedly resulting from exposure to asbestos. The thrust of the complaint is similar to the Pogorzelski case.

A24

3) Aaron, et al. v. Abex Corporation, et al., Case No. 94-C2110, pending since March 14, 1995 in the District Court of Brazoria County, Texas, 23rd Judicial District, in which 2700 primary plaintiffs and 1021 secondary plaintiffs sued Asarco, its wholly-owned subsidiary Capco Pipe Company, Inc. ("Capco") and 184 other defendants that either owned the premises where some of the primary plaintiffs worked, or that provided workers compensation or other insurance coverage to various of the manufacturers named as defendants, or that allegedly supplied asbestos and products containing asbestos to the primary plaintiffs' employers. The plaintiffs demand substantial compensatory and punitive damages for injuries allegedly resulting from their exposure to asbestos. The thrust of the complaint is similar to the Pogorzelski case.

The Campbell v. W.R. Grace and Company, et al.; Rettberg v. Armstrong World Industries, Inc., et al.; Abbott, et al. v. Unidentified Defendants; E. Adkins, et al. v. 20th Century Glove Corporation of Texas, et al.; and Abel, et al. v. Pittsburgh Corning Corporation, et al., cases described in Item 3 of Asarco's 1994 Form 10-K were settled by LAQ during 1995. As of December 31, 1995, Capco was a defendant in 34 cases brought by 6,767 primary plaintiffs.

In 1991, the Judicial Panel on Multidistrict Litigation transferred all asbestos cases pending in federal court to the United States District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings. Cases containing approximately one percent of LAQ's primary plaintiffs are affected by this action.

During January 1996 LAQ and nine former managerial and supervisory employees of Capco were sued in two separate state court actions in Alabama by 53 former Capco employees seeking substantial compensatory and punitive damages for personal injuries and death caused by alleged workplace exposure to asbestos with alleged liability on theories of product liability and negligence.

On March 3, 1996, Asarco was served with a complaint in a purported class action filed in state court in West Virginia that also names as defendants LAQ and 49 other companies. The action is allegedly brought on behalf of a class of over 50,000 persons who were exposed to asbestos at West Virginia work sites and who are allegedly at increased risk of developing cancer. The case seeks the establishment of a medical monitoring fund. The Company intends to oppose the lawsuit. Additionally, in June 1995, Capco was served with a complaint in a purported class action filed in Illinois state court in Cook County that also names 139 other defendants. The class action is allegedly brought on behalf of a nationwide class of persons claiming to be at an increased risk of developing asbestos-related diseases as a result of asbestos exposure. Capco and nearly all other defendants have moved to dismiss the case.

As of December 31, 1995, LAQ, Asarco and Capco have settled or been dismissed from a total of approximately 5,370 asbestos personal injury lawsuits brought by approximately 60,196 primary and approximately 39,244 secondary plaintiffs.

With respect to the actions relating to asbestos-containing products in structures reported in the Contingencies and Litigation Note 8 to the Financial Statements, the following supplemental information is provided:

The three actions currently pending against LAQ, including actual and purported class actions, involve colleges and universities and public buildings in cities. In general these actions seek substantial compensatory and punitive damages.

As of December 31, 1995, LAQ has settled five and been dismissed from another 80 actions involving asbestos in structures. Asarco has been dismissed from all twelve actions in which it had been named.

A25

In 1987, LAQ began litigation against certain excess liability insurers for a declaration of insurance coverage for its asbestos cases similar to the one that had been obtained by LAQ against certain other insurers in a 1985 court ruling that held that the comprehensive continuous theory of coverage applies to those insurers' policies as regards LAQ's asbestos personal injury and property damage litigation. Settlements have been reached with certain of these insurers.

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

On February 15, 1994, Asarco, two of its subsidiaries, and several other defendants were sued in an action in state court in Duval County, Texas by approximately 320 plaintiffs seeking compensatory and punitive damages for personal injuries, increased risk of disease and medical monitoring, as well as property damage, allegedly resulting from exposure to materials, including metals, shipped to a landfill near the plaintiffs' residences. Court approval of a settlement reached between the Company and the approximately 400 plaintiffs was entered on October 12, 1995.

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

On October 8, 1991, ARCO Incorporated ("ARCO") filed suit in federal court in Montana against Montana Resources and its partners, including Asarco and one of its subsidiaries, alleging breach of contract resulting from defendants' failure to reclaim contaminated water in an inactive mining pit (the Berkeley Pit) at partnership-owned property in Butte, Montana. ARCO's demands include compensation for study costs under CERCLA with respect to such water, and a determination that defendants are responsible for reclamation of the pit. The defendants assert that ARCO is responsible for such CERCLA and reclamation costs.

In April 1993, the State of Texas notified the Company that it and ten other persons are PRPs with respect to the Col-Tex Refinery State Superfund site in Mitchell County, Texas where the Company stored diesel fuel in the mid-1970's. In February 1996, the State of Texas notified the Company that it is no longer considered a PRP and that it has dismissed this claim. The Company has also been named as one of several defendants in twelve lawsuits filed by or on behalf of 295 persons who have lived or owned property near the Col-Tex Refinery site seeking compensatory and punitive damages for alleged wrongful death, personal injury, and property damage.

A26

In September 1994, the Company received notice from the State of Texas that it is a PRP for the remediation of the site of a former pesticide manufacturing plant in Hunt County, Texas. In addition, the Company has been named as one of a number of defendants in six lawsuits filed in various Texas State District Courts by or on behalf of approximately 2,200 individuals who live or lived near the site for compensatory and punitive damages, including damages for alleged personal injuries and property damage, due to alleged exposure to arsenic products that the Company sold to the manufacturer at the site. Also in May 1995, the Company was named as a third-party defendant in a suit, pending in the United States District Court for the Northern District of Texas, for contribution under CERCLA and Texas state law involving approximately 15 parties alleged to be responsible for remediation of a railroad property adjacent to the site.

In February 26, 1993, the Mayor of Tacna, Peru brought a lawsuit against Southern Peru Limited, an indirect subsidiary of the Company, seeking $100 million in damages from alleged harmful disposition of tailings, slag and smelter emissions. On September 9, 1994, the First Civil Court of Tacna dismissed the complaint. The plaintiff appealed and on December 29, 1994, the Superior Court of Tacna reversed the lower court's decision and remanded the case for further proceedings. In March 1995 the trial court dismissed the complaint on the ground that the plaintiff lacks standing to bring the action. In April 1995 the plaintiff appealed this dismissal.

Reference is made to the lawsuit against a subsidiary of Southern Peru Copper Corporation ("SPCC"), the Company and others, brought in September 1995 by 698 Peruvian plaintiffs for personal injury and property damage allegedly caused by the operations of a subsidiary of SPCC, reported in the Contingencies and Litigation Note to the Financial Statements. On February 15, 1996 plaintiffs filed a notice of appeal from the United States District Court order dismissing the complaint and from an earlier order of that court denying plaintiffs' motion to remand the case to state court.

In October 1992, the owner of a property leased by a subsidiary of the Company filed suit in New Jersey state court in Essex County seeking declaratory judgment and compensatory and punitive damages for alleged contamination of the property during the lease term by the subsidiary and others. In January 1996, the subsidiary of the Company reached an agreement in principle to settle this dispute.

In May 1989, a lawsuit was filed in state court in Butte, Montana by Montana Mining Properties ("MMP") which claims to have had a contractual first right of refusal on the 49.9 percent interest in the Montana copper mining business of Montana Resources, Inc. that was sold to Asarco in June 1989. MMP sought an injunction and compensatory and punitive damages from Asarco for alleged tortious interference with its contract with Montana Resources, Inc. In June 1994, the court granted summary judgment in favor of defendants, including Asarco. On appeal summary judgment was reversed in April 1995, and the case was remanded for further proceedings against all defendants other than Asarco.

In March 1995 the Company was sued in federal court in Tacoma, Washington by a retirement home with 200 residents and 21 acres of property seeking damages for diminution of property value, response costs and attorneys' fees. The suit contains allegations similar to those advanced in the Tacoma class action settled by the Company in January 1995, and reported on Form 10-K for 1994. It is the Company's position that the claim is encompassed by the settlement of the Tacoma class action.

A27

The opinion of management regarding the outcome of legal proceedings and environmental contingencies, set forth in the Contingencies and Litigation Note (Note 8) to the Financial Statements, is based on considerations including experience relating to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when availability of insurance is not established. The Company considered such factors in establishing its environmental reserve in December of 1990 and in determining modifications to its reserve in 1991, 1992, 1993, 1994 and 1995.

See also Item 1, "Environmental, Safety and Health Matters," for further information concerning pending legal or administrative proceedings involving Asarco.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

A28

EXECUTIVE OFFICERS OF ASARCO AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
                                                      (As of February 28, 1996)

                                                                                                                       Officer
Name                                      Office and Experience                                                 Age     Since
----                                      ---------------------                                                 ---     -----

Richard de J. Osborne                     1991-1996    Chairman of the Board, President                          61        1975
                                                         and Chief Executive Officer

Francis R. McAllister                     1993-1996    Executive Vice President, Copper                          53        1978
                                                         Operations
                                          1992-1993    Executive Vice President, Finance
                                                         and Administration and Chief
                                                         Financial Officer
                                          1991-1992    Vice President, Finance and
                                                         Administration and Chief
                                                         Financial Officer

James J. Kerr                             1992-1996    Vice President, Commercial                                65        1991
                                          1991-1992    Vice President, Ore
                                               1991    Vice President-Elders Raw
                                                         Materials Limited

Augustus B. Kinsolving                         1996    Vice President and General Counsel                        56        1983
                                          1991-1995    Vice President, General Counsel
                                                         and Secretary

Kevin R. Morano                           1993-1996    Vice President, Finance and Chief                         42        1993
                                                         Financial Officer
                                          1991-1993    General Manager, Ray Complex
                                               1991    Treasurer

Robert J. Muth                            1991-1996    Vice President, Government and                            62        1977
                                                         Public Affairs

Robert M. Novotny                         1993-1996    Vice President, Lead, Zinc,                               47        1988
                                                         Silver and Mineral Operations
                                          1991-1993    Vice President, Operations

Gerald D. Van Voorhis                     1992-1996    Vice President, Exploration                               57        1992
                                          1991-1992    Vice President-Socorro Mining
                                                         Company

Michael O. Varner                         1993-1996    Vice President, Environmental                             54        1993
                                                         Operations
                                          1992-1993    General Manager, Western Metals
                                          1991-1992    Director, Technical Services

David B. Woodbury                         1993-1996    Vice President, Human Resources                           55        1993
                                          1991-1993    Vice President, Human Resources
                                                         - Ferro Corporation

Robert Ferri                              1995-1996    Secretary                                                 48        1995
                                          1991-1995    Associate General Counsel

William Dowd                              1995-1996    Controller                                                46        1995
                                          1991-1995    Assistant Controller

Thomas J. Findley, Jr.                    1991-1996    Treasurer                                                 48        1991
                                               1991    Director of Management
                                                         Information Services

James L. Wiers                            1991-1996    General Auditor                                           51        1987

A29

                                                               PART II
Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters

At December 31, 1995, there were 8,527 common stockholders of record. The principal market for Asarco's Common Stock is the New York Stock Exchange. The Stock Exchange symbol for Asarco's common stock is AR. High and low stock prices and dividends for last two years were:

                                                 1995                                                1994
                                                 ----                                                ----
QUARTERS                    1st        2nd       3rd        4th       Year       1st       2nd        3rd       4th       Year
                            ---        ---       ---        ---       ----       ---       ---        ---       ---       ----

Dividends paid
 per common share               .10      .20        .20        .20        .70      .10        .10       .10        .10       .40

Stock market price:
      High                   30-3/8   31-1/8     36-1/2     35-7/8     36-1/2   27-5/8     30-5/8    34-7/8     33-7/8    34-7/8
      Low                    24-3/8   25-3/8     30-1/4     29-3/8     24-3/8   21-3/8     21-5/8    27-1/2     24-3/4    21-3/8

Item 6 - Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA
(in millions, except per share and employee data)

                                                        1995(a)          1994              1993              1992           1991
                                                        ----             ----              ----              ----           ----
Consolidated Statement of Earnings
Net sales                                               $3,198          $2,032            $1,736            $1,908         $1,912
Operating income (loss)                                    487(b)           18(c)           (110)(e)           (42)(g)         61(h)
Earnings (loss) before equity earnings and
  cumulative effect of change in accounting
  principles                                               167              16               (98)              (32)            36
Equity earnings                                              2              48                27                 3             10(h)
Net earnings (loss)                                        169              64(d)             16(f)            (83)            46
Net earnings (loss) per share                           $ 4.00          $ 1.53            $ 0.38            $(2.01)        $ 1.12
Dividends to common stockholders per share
                                                        $ 0.70          $ 0.40            $ 0.50            $ 0.80         $ 1.60

Consolidated Statement of Cash Flows
Cash provided from (used for)
 operating activities                                   $  500          $  (10)           $   39           $  106          $   67
Dividends to common stockholders                            30              17                21               33              66
Capital expenditures                                       338              98               112              135             283
Depreciation and depletion                                 119              83                81               87              75

Consolidated Balance Sheet
Total assets                                            $4,327          $3,291            $3,153           $2,946          $2,954
Inventories - replacement cost in excess of LIFO
  inventory costs                                          137             143               114              125             130
Total debt                                               1,122             933               901              869             802
Common stockholders' equity                              1,707           1,517             1,472            1,357           1,475

Common Stock
Common shares outstanding                                 42.6            42.1              41.7             41.5            41.2
Price-high                                             $36-1/2         $34-7/8           $28-5/8          $31-3/8         $30-1/2
     -low                                              $24-3/8         $21-3/8           $16-5/8          $19-7/8         $18-1/4
Book value per common share                             $40.11          $36.04            $35.27           $32.74          $35.75
Price/Earnings ratio                                      8.01           18.65             60.92                -           19.13
Dividends to common stockholders as a percent of
  earnings                                               17.5%           26.2%            133.2%                -          143.2%

Financial Ratios
Current assets to current liabilities                     1.9             1.6               1.5              1.6             1.8
Debt as % of capitalization                              34.1%           38.1%             38.0%            39.0%           35.2%

Employees (at year-end)                                 12,200           8,000             8,500            8,900           9,100

A30

Notes to Selected Financial Data

(a) On April 5, 1995, the Company acquired an additional 10.7% interest in SPCC for $116.4 million, increasing its ownership from 52.3% to 63%. The additional shares acquired enabled the Company to elect a majority of the directors of SPCC. As a result, the Company has consolidated the financial statements of SPCC in its financial statements based on its 52.3% ownership, effective January 1, 1995, and 63% ownership, effective April 5, 1995. The Company previously accounted for its investment in SPCC by the equity method.
(b) Includes a $122.3 pre-tax charge to add to the Company's reserve for environmental matters, to provide for asset impairments and plant closures and to writedown certain in-process inventory to net realizable value.
(c) Includes a $51.2 pre-tax charge to add to the Company's reserve for environmental matters and $2.8 of LIFO profits.
(d) Includes a $58.5 pre-tax gain from the sale of the Company's remaining interest in Asarco Australia Limited.
(e) Includes a $25.6 pre-tax provision for the valuation of inventories and additions to reserves for closed plants, $9.2 of LIFO profits and $8.2 of previously unrecognized losses of Nor Peru.
(f) Includes $26.4 (net of taxes of $.4) of previously unrecognized equity earnings of Southern Peru Copper Corp. (SPCC) and $86.3 as the result of the cumulative effect of a change in accounting principle at SPCC.
(g) Includes a $72.4 pre-tax provision for environmental matters and a $31.9 pre-tax provision to reduce the carrying value of certain facilities.
(h) Includes a $10.6 pre-tax provision for doubtful accounts for a copper customer receivable. Effective the second quarter of 1991, MEDIMSA is accounted for on the cost basis.

Item  7 -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

Asarco reported 1995 net earnings of $169.2 million or $4.00 per share including special after-tax charges of $79.5 million ($122.3 million pre-tax) or $1.87 per share. The special charges include $51.0 million ($78.5 million pre-tax) in connection with the termination of lead refining operations at the Company's Omaha, Nebraska refinery, $22.5 million ($34.6 million pre-tax) for additions to reserves for costs associated with previously closed operations, and $6.0 million ($9.2 million pre-tax) to write off the value of certain assets.

Net  earnings  in  1994  and  1993  were  $64.0   million  and  $15.6   million,
respectively. Net earnings in 1994 included an after-tax gain of $31.9 million on the sale of Asarco Australia Limited (Asarco Australia) and a $30.7 million after-tax charge to add to the Company's environmental reserves. Net earnings in 1993 included the recognition of $18.2 million related to previously unrecognized earnings of the Company's investments in Peru and $86.3 million for the cumulative effect of a change in accounting principle resulting from SPCC's adoption of SFAS No. 109, "Accounting for Income Taxes". In addition, 1993 results include an after-tax charge of $10.8 million related to the valuation of certain inventories and additions to reserves for closed plants and environmental matters, an after-tax gain of $7.6 million related to the sale of a portion of its shares of Asarco Australia and the issuance of new shares by Asarco Australia and a $2.8 million charge to reflect an increase in income tax rates.

As a result of acquiring an additional 10.7% interest in Southern Peru Copper Corporation (SPCC) on April 5, 1995, the Company has consolidated SPCC's results in its financial statements effective at the beginning of the year. The Company's ownership of SPCC was 52.3% at January 1, 1995, and increased to 63% effective April 5, 1995. The Company had previously accounted for its investment in SPCC by the equity method. In November 1995, SPCC offered to exchange new common shares for labor shares issued by its Peruvian Branch to workers under prior law in Peru. These labor shares, which are traded on the Lima Stock Exchange, represented a 17.3% interest in the Peruvian Branch which comprises substantially all of the operations of SPCC in Peru. The offer ended on December 29, 1995, with 80.8% of the labor shares tendered. SPCC now owns 96.7% of the Branch. The Company's equity interest in SPCC is 54.0% and its voting interest is 61.0%. The Company's beneficial ownership in the operations of SPCC, net of the remaining labor shares interest, is 52.3%. The interest of other shareholders of SPCC is recorded as a minority interest. The common shares issued in exchange for the labor shares are listed on both the New York and Lima, Peru stock exchanges. The Company's balance sheet at December 31, 1995, reflects the effect of this transaction.

A31


In the fourth quarter of 1995, the Company decided not to make the $40 million investment which would have been required to meet State and EPA imposed environmental requirements at its Omaha refinery. As a result, the Company expects to terminate lead refining operations at Omaha in 1996. The special charges taken in the fourth quarter include the write off of the remaining book value of the assets at Omaha, a provision for severance and legal expenses, expected cleanup and demolition costs associated with the termination of lead refining operations, and the writedown of certain in-process inventory to net realizable value.

In the fourth quarter of 1995, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". This statement requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment loss on such assets, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets (less disposal costs, if applicable). In addition to the write off of the assets of the Omaha refinery ($16.7 million after-tax), the Company has also recorded an after-tax charge to earnings of $6.0 million in accordance with SFAS No. 121 with respect to the assets of Encycle, its waste recycling subsidiary, and an obsolete mill. The impairment charge with respect to Encycle's assets was the result of prior operating losses.

Asarco's beneficial interest in 1995 consolidated copper production was 898.4 million pounds compared with 804.6 million pounds in 1994. This 11.7% increase is primarily attributable to increased production at the Company's Ray, Arizona mine and to Asarco's increased ownership of SPCC. In 1994 the Company curtailed production at its Hayden mill at the Ray Complex and began an accelerated development program to provide additional working areas in the mine to replace those lost due to accumulated water from unusual earlier storms. The higher production in 1995 at the Ray mine was attributable to the early completion of this program in the second quarter.

The Company's earnings are heavily influenced by the metals markets. In 1995, the copper market continued the improvements begun in 1994. Worldwide supply once again was below consumption and market prices reflected a tight supply/demand balance. Lead prices also improved in the second half of the year reflecting the continued drawdown of world stocks. While the supply and demand balance improved in the zinc and silver markets, the improvements have not yet been reflected in the market price for these commodities.

The improvement in earnings in 1995 as compared with 1994 was primarily due to the higher copper price, lower unit costs resulting from increased sales of copper mined by the Company, the increased ownership of SPCC and improved earnings from the Company's specialty chemicals and aggregates businesses.

Net earnings in 1994 as compared with 1993 improved principally due to higher prices for all major metals and from higher equity earnings of SPCC. SPCC, a 52.3% owned equity investment of Asarco in 1993 and 1994, contributed $44.9 million to the Company's net earnings for 1994 as compared with $26.4 million of net earnings before cumulative effect of change in accounting principles in 1993. Higher metal prices, a $12.4 million after-tax gain on the sale of certain investments in Peru and a reduction in Peruvian income tax rates benefited SPCC's earnings in 1994.

In 1993, following improvements in the economic conditions in Peru, the Company resumed equity accounting for SPCC and also resumed recording the results of the Company's 80% owned subsidiary, Corporacion Minera Nor Peru, S.A. (Nor Peru). Such improvements included the ratification of a new Peruvian constitution and the successful completion of financing for SPCC's capital program, which restored management's influence over its Peruvian operations. Equity accounting for SPCC and consolidation of Nor Peru had been suspended in 1988. To reflect this change, the Company recorded $18.2 million of previously unrecognized earnings relating to the period 1988 through 1993 from its investments in Peru.

A32

Asset Sales Program
-------------------

In the fourth quarter of 1993, the Company initiated a program to divest certain non-core businesses. This program was substantially completed in 1995. In total the Company has sold 9 businesses or operations and raised a total of approximately $185 million in cash. The program included the sale of its interests in Nor Peru, Asarco Australia, its PVC pipe, zinc oxide and Lone Star Lead Construction businesses.

In the third quarter of 1995, the Company recorded a pre-tax loss of $4.0 million on the sale of its stock in Nor Peru, which owned and operated the Quiruvilca mine in the northern part of Peru and the sale of its Lone Star Lead Construction business. In addition, in the fourth quarter of 1995, the Company sold its interest in two exploration projects, Aquarius in Canada and Aginskoe in Kamchatka, Russia, for approximately $11.8 million, and recorded a pre-tax loss of $.9 million ($.6 million after-tax) on the sales.

In January 1994, the Company sold its remaining 45.3% interest (66.5 million shares) in Asarco Australia, a gold mining and exploration company, for $79.5 million which resulted in a pre-tax gain of $58.5 million ($31.9 million after-tax). In August 1993, the Company sold a 9.9% interest in Asarco Australia for $13.8 million which resulted in a pre-tax gain of $10.3 million ($5.4 million after-tax) and in September 1993, Asarco Australia offered 13.3 million shares of previously unissued common stock to the public, resulting in net cash proceeds of A$16.4 million. As a result of this share issuance, the Company's ownership was reduced to 45.3% and a $3.3 million pre-tax gain ($2.2 million after-tax) was recognized as the shares were sold at a price exceeding the book value per share of the Company's interest in Asarco Australia. From an original investment of $4 million in exploration at Asarco Australia, the Company received more than $106 million of cash. The reduction of the Company's investment in Asarco Australia had the effect of reducing sales by $20 million, cost of sales by $17 million, and depreciation and depletion by $2 million from 1993 to 1994.

In 1994 the Company sold its PVC pipe and zinc oxide businesses and closed its asbestos pipe business. Sales and cost of sales were each reduced by $80 million from 1993 to 1994, reflecting these divestitures.

Sales: Sales in 1995 were $3,197.8 million, compared with $2,031.8 million in 1994 and $1,736.4 million in 1993. The increase in 1995 mainly reflected $881.5 million due to the consolidation of SPCC, $285.4 million due to higher copper prices and increased specialty chemicals sales offset by lower copper sales volumes. The decline in 1995 copper sales volume from 1994 is due to lower quantities of copper purchased by the Company for resale to satisfy contractual commitments, partially offset by increased copper production from the Company's own mines. In 1994, higher prices for all major metals accounted for $297.1 million of the increase in sales from 1993. Higher copper sales volume and higher specialty chemicals sales were offset by the impact of asset sales in 1994.


Price/volume data:

    Average Metal Prices                                             1995               1994               1993
    --------------------                                             ----               ----               ----

    Copper (per pound - COMEX)                                    $  1.35           $   1.07             $   .85
    Copper (per pound - LME)                                         1.33               1.05                 .87
    Lead (per pound - LME)                                            .29                .25                 .18
    Silver (per ounce - Handy & Harman)                              5.19               5.28                4.30
    Zinc (per pound - LME) (1)                                        .47                .45                 .44
    Molybdenum (per pound - Metals
                   Week Dealer Oxide)(1)                             7.42               4.50                2.28


A33

    Metal Sales Volume                                               1995               1994               1993
    ------------------                                               ----               ----               ----
    Copper     (tons)
      Asarco                                                       503,400            539,400             528,100
      SPCC(2)                                                      323,300            326,600             306,700
      Consolidated(3)                                              826,700            539,400             528,100

      Asarco Beneficial Interest                                   666,200            680,300             660,500

    Lead       (tons)
      Asarco                                                       197,000            198,500             211,500

    Silver     (000s ounces)
      Asarco                                                        38,086             33,320              32,754
      SPCC(2)                                                        3,761              3,184               3,347
      Consolidated(3)                                               41,847             33,320              32,754

      Asarco Beneficial Interest                                    39,987             34,694              34,199

    Zinc       (tons)(1)
      Asarco                                                       120,115            132,705             118,648

      Asarco Beneficial Interest                                   111,564            122,435             107,156

    Molybdenum (tons)(1)
      Asarco                                                         2,843              1,845               1,776
      SPCC(2)                                                        4,201              2,848               3,402
      Consolidated(3)                                                7,044              1,845               1,776

      Asarco Beneficial Interest                                     5,033              3,075               3,245

(1) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents tons of zinc and molybdenum metal contained in those concentrates.

(2) SPCC presented at 100%. Asarco Beneficial Interest amounts shown for 1994 and 1993 are based on Asarco's 52.3% equity ownership of SPCC. The minority interests in SPCC represented by labor shares in its Peruvian Branch resulted in Asarco having a beneficial interest in SPCC of 43.2%. Effective April 5, 1995, Asarco's equity ownership of SPCC increased to 63% and its beneficial interest increased to 52.1%.
         Effective December 31, 1995, Asarco's equity ownership of SPCC was 54.0% and its beneficial interest was 52.3% reflecting the effects of SPCC's completed labor share exchange offer.

(3) Asarco consolidated SPCC in its financial statements effective at the beginning of 1995. Consolidated sales volume for 1994 and 1993 does not include SPCC.

Substantially all of the Company's copper and lead production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold on commodity exchanges or to merchants or consumers on a spot sale basis. The Company's zinc production is sold in the form of concentrates under contracts of one to two years duration. Silver is sold under monthly contracts or in spot sales. Except for some consolidated subsidiaries, primarily SPCC, sales prices are based on the average of prevailing commodity prices for the scheduled month of delivery or shipment according to the terms of the contracts. SPCC revenues represent the invoiced value of products shipped to customers. Price estimates used for provisionally priced shipments are based on management's judgment of the current price level which is susceptible to change during the settlement period.

A34

Depending on the metal market fundamentals and other conditions, the Company may enter into forward sales or purchase options to reduce or eliminate the risk of metal price declines on its anticipated future production. Forward sales establish a selling price for future production at the time they are entered into, thereby eliminating the risk of declining prices but also eliminating potential gains on price increases. Put options purchased by the Company establish a minimum price for the production covered by such put options and permit the Company to participate in price increases above the strike price of such put options. At December 31, 1995, the Company had copper put options with an average strike price of 98.8 cents per pound covering 160,469 tons or approximately 47% of Asarco's expected 1996 domestic copper production. The cost of acquiring these puts was $5.7 million. Copper put options with an average strike price of $1.00 per pound covering 19,511 tons or approximately 6% of Asarco's expected 1997 domestic copper production were acquired at a cost of $1.1 million. The cost of the put options is amortized during the period in which the options are exercisable.

In addition, at December 31, 1995, SPCC had copper put options with an average strike price of 95.8 cents per pound covering 129,218 tons or approximately 40% of its expected 1996 copper production. The cost of acquiring these puts was $3.2 million.

The pre-tax earnings effect of the Company's derivative and anticipatory hedging activities, net of transaction costs, was a loss of $5.6 million in 1995 and gains of $5.7 million and $19.2 million in 1994 and 1993, respectively. In 1993 the Company hedged all of its anticipated zinc mine production at an average price of 55 cents per pound resulting in a gain of $15.5 million.

Cost of Products and Services: Cost of products and services in 1995 were $2,330.3 million compared with $1,780.3 million in 1994 and $1,637.3 million in 1993. The increase in 1995 reflected $421.1 million due to the consolidation of SPCC and higher specialty chemicals costs due to increased sales volumes and the writedown of certain in-process inventory to net realizable value associated with the termination of lead refining operations at Omaha. The higher price of outside copper purchases in 1995 was partially offset by the lower volume of such copper purchases as a result of an increase in sales of copper mined by the Company. The increase in 1994 over 1993 was caused principally by higher volume and price of refined copper purchases to meet customer demand and higher costs in specialty chemicals due to increased sales volume. These cost increases were partially offset by reduced operating costs and by lower costs due to asset sales. The Company's cost for purchased refined copper approximates the market price at which it is sold. Previously unrecognized losses of Nor Peru of $8.2 million are included in cost of products and services in 1993.

Other Expenses: Selling, administrative and other costs increased by $51.7 million in 1995 after having decreased by $9.1 million in 1994. The increase was primarily due to the consolidation of SPCC and higher selling expenses related to the specialty chemicals business. The decrease in 1994 was principally a result of cost reduction programs. Also included in 1994 is a recovery of $4.0 million from the settlement of litigation related to a bad debt previously written off in 1991. Depreciation and depletion expense increased by $35.7 million in 1995 primarily due to the consolidation of SPCC.

Nonoperating Items: Interest expense increased by $29.4 million in 1995 after having increased by $5.2 million in 1994. The increase in 1995 reflected $13.9 million due to the consolidation of SPCC, higher debt outstanding and higher interest rates on short term borrowing. Lower capitalized interest as a result of the completion of the El Paso modernization program in 1994 increased interest expense by $2.8 million in 1994. The remaining increase in 1994 is a result of a higher level of borrowing.

Other income in 1995 reflects an increase of $16.1 million due to the consolidation of SPCC and a pre-tax loss of $4.0 million on the sale of the Company's stock in Nor Peru, which owned and operated the Quiruvilca mine in the northern part of Peru and the sale of its Lone Star Lead Construction business. Included in other income are dividends from SPCC and MIM Holdings as described in Note 3 to the Financial Statements. The increase in minority interests reflects the consolidation of SPCC.

A35

Taxes on Income: The Company's effective tax rate was lower than the statutory rate primarily because of deductions for percentage depletion and the dividends received deduction which are permitted for tax purposes. The effective tax rate was higher in 1995 primarily due to the consolidation of SPCC. Taxes in 1994 and 1993 were affected by a higher gain for tax purposes on the sale of shares of Asarco Australia, as a result of providing taxes on earnings previously treated as permanently reinvested while Asarco Australia was a consolidated subsidiary. The tax benefit in 1993 resulted principally from an operating loss and the effect of adoption by SPCC of SFAS No. 109. Net operating loss carryforwards have reduced the Company's deferred tax liability by $191.8 million at December 31, 1995. The Company believes that these carryforwards, which expire in years 2006 through 2010, will reduce future federal income taxes otherwise payable and, if necessary, the Company could implement available tax planning strategies, including the sale of certain assets, to realize the tax benefit of the carryforwards.

Equity in Earnings of Nonconsolidated Associated Companies: Equity earnings in 1994 and 1993 are principally from SPCC. SPCC contributed $44.9 million of after-tax equity earnings in 1994. Concurrent with the resumption of equity accounting for the Company's interest in SPCC, the Company recorded $26.4 million after-tax in 1993 of previously unrecognized net earnings from the years 1988 through 1993. The Company has consolidated the financial statements of SPCC in its financial statements effective January 1, 1995.

Cash Flows - Operating Activities: Net cash provided from operating activities was $499.9 million in 1995 compared with net cash used for operating activities of $9.8 million in 1994 and net cash provided from operating activities of $38.9 million in 1993. The improvement in 1995 from 1994 reflected the consolidation of SPCC and higher earnings partially offset by an increase in cash used for closed plants and environmental matters, primarily at the Company's former Tacoma, Washington smelter.

The change in net cash provided from (used for) operating activities in 1994 from 1993 was principally due to the effect of higher metal prices on trade receivables and inventories partially offset by trade payable financing on outside material purchases.

Cash Flows - Investing Activities: Net cash used for investing activities was $296.8 million in 1995, compared with $3.1 million in 1994 and $75.9 million in 1993. The increase in 1995 capital spending reflected the effects of the consolidation of SPCC which had spending of $183 million. Spending on major projects in 1995 included $77.0 million for the construction of a solvent extraction/electrowinning (SX/EW) facility at SPCC's Toquepala mining operations, $36.3 million for the construction of a sulfuric acid plant at SPCC's Ilo, smelting facility and $28.4 million in mine development costs at the Company's Ray and Mission copper mines. In addition, the acquisition of an additional 10.7% interest in SPCC for $116.4 million was partially offset by the cash effect of consolidating SPCC's opening cash balance. The release of restricted cash of $60.5 million in 1995 represents the withdrawal by SPCC of funds deposited with the Central Reserve Bank of Peru, pursuant to an agreement with the government of Peru, under which SPCC agreed to use such funds in an investment program over five years from 1992 through 1996. Capital expenditures in 1993 include $23.8 million for the completion of the El Paso copper smelter modernization begun in 1990 at a total cost of $102.3 million, including capitalized interest of $9.6 million. The Company's planned capital expenditures in 1996 are estimated to be about $260 million.

The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1993, which increased stockholders' equity by $112.7 million after-tax in 1993. The adjustment to stockholders' equity was reduced by $21.1 million after-tax to $91.6 million in 1994 and increased by $40.0 million after-tax to $131.6 million in 1995 principally to reflect the changes in value of the Company's available-for-sale securities. Proceeds and purchases of available-for-sale securities principally represent the investment portfolio of Geominerals Insurance Company, Ltd., a wholly-owned subsidiary, which for the most part is reinvested by purchasing additional securities.

Proceeds of $79.5 million in 1994 and $13.8 million in 1993, from the sale of Asarco Australia are included in "Sale of securities, investments and property".

A36

In early 1996, the Company began construction of a new SX/EW facility at its Silver Bell mine in Arizona. The SX/EW facility will produce 18,000 tons of copper cathode per year using leach mining techniques. The cost of the project is estimated at $70 million with an estimated construction period of 18 months. The project is being developed in partnership with Mitsui & Co., Ltd., which purchased a 25% interest in Silver Bell in early 1996. The Company has a 75% interest and will be the manager and operator for the project.

Liquidity and Capital Resources: The Company has two revolving credit agreements that permit borrowings of up to $670 million. At December 31, 1995, the Company's debt as a percentage of total capitalization (the total of debt, minority interests and equity) was 34.1%, compared with 38.1% at the end of 1994 and 38.0% at the end of 1993. Consolidated debt at the end of 1995 was $1,121.9 million, compared with $933.1 million in 1994 and $900.5 million in 1993. Debt has increased $93.9 million due to the consolidation of SPCC and $116.4 million due to the purchase of an additional 10.7% interest in SPCC. Additional indebtedness permitted under the terms of the Company's credit agreements totaled $401 million at the end of 1995, $330 million available under the revolving credit loan agreements and $71 million from additional debt financing.

In the second quarter of 1995, the Company sold $150 million of 8 1/2% debentures due May 1, 2025. The sale was made under an Asarco universal shelf registration statement filed with the U.S. Securities and Exchange Commission in October, 1994, for up to $300 million of securities. The Company used the proceeds to repay revolving credit bank borrowings. Borrowings under the revolving credit agreements were used to fund the purchase of an additional 10.7% interest in SPCC on April 5, 1995, and for general corporate purposes.

Debt securities in the amount of $250 million were issued in 1993 including $100 million of 7 3/8% Notes due in 2003, $100 million of 7 7/8% Debentures due in 2013 and $50 million of 7% Notes due in 2001. Proceeds of these debt issues were used to reduce borrowings under the Company's revolving credit loan agreements.

Financing activities in 1995 also include a $15 million 5 year bank term loan at a rate of 6.8% used primarily to prepay $13.5 million of the Company's 8 3/4% pollution control revenue bonds at par value plus a premium of 1.5%, a net repayment of $49.2 million of the Company's revolving credit and short-term loans, the prepayment by SPCC of $77.0 million, substantially all of the outstanding balance, under its $115 million credit facility, and the borrowing of $35 million under a loan agreement with the Export- Import Bank of the United States at a fixed interest rate of 6.43% for use in its capital investment program. Financing activities in the first quarter of 1994, included the prepayment of the Company's 9 3/4% Sinking Fund Debentures at par value plus a premium of .9%.

The Company's consolidated cash position at December 31, 1995 includes $219.6 million of cash held by SPCC. The Company expects that it will meet its cash requirements in 1996 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

Dividends and Capital Stock: The Company paid dividends to common stockholders of $29.6 million, or 70 cents per share, in 1995, $16.8 million, or 40 cents per share, in 1994 and $20.8 million, or 50 cents per share, in 1993. In addition, SPCC paid dividends of $33.8 million to minority interests in 1995. At the end of 1995, the Company had 42,571,000 common shares issued and outstanding, compared with 42,102,000 at the end of 1994 and 41,718,000 at the end of 1993.

Closed Facilities and Environmental Matters: During 1995, the reserve for closed plants and environmental matters was increased by $69.9 million for costs associated with previously closed facilities and the termination of lead refining at the Company's Omaha, Nebraska refinery. During 1994, the reserve for environmental matters was increased by $51.2 million for ongoing evaluations of environmental costs and to accommodate resolutions reached at a number of sites, particularly at Asarco's former smelter in Tacoma, Washington.

A37

At December 31, 1995, the reserve for closed plant and environmental matters totaled $115.5 million. Net cash expenditures charged to these reserves were $77 million in 1995, $45 million in 1994 and $44 million in 1993. Future environmental related expenditures cannot be reliably determined in many circumstances due to the early stages of investigation, the uncertainties relating to specific remediation methods and costs, the possible participation of other potentially responsible parties and changing environmental laws and interpretations. It is the opinion of Management that the outcome of these environmental matters will not materially adversely affect the financial position of Asarco and its consolidated subsidiaries. However, it is possible that future environmental contingencies could have a material effect on quarterly or annual operating results when they are resolved in future periods. This opinion is based on considerations including experience related to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when the availability of insurance has not been determined.

Accounting Matters: The Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995. The Company is currently assessing the impact of this statement, which will be effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company has a choice of adopting the accounting provisions of SFAS No. 123 or continuing its current accounting with additional disclosure required.

A38

Item 8 - Financial Statements and Supplementary Data

                               ASARCO Incorporated
                                and Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS

For the years ended December 31,                                         1995                   1994                1993
                                                                         ----                   ----                ----
(in thousands, except per share amounts)

Sales of products and services                                        $ 3,197,753           $ 2,031,846          $ 1,736,358
                                                                      -----------           -----------          -----------

Operating costs and expenses:
 Cost of products and services                                          2,330,268             1,780,332            1,637,266
 Selling, administrative and other                                        130,871                79,136               88,249
 Depreciation and depletion                                               118,827                83,097               80,641
 Research and exploration                                                  25,881                19,775               20,871
 Provision for asset impairments and plant closures                        45,564                     -               13,156
 Provision for environmental matters                                       59,200                51,205                6,241
                                                                        ---------             ---------            ---------
Total operating costs and expenses                                      2,710,611             2,013,545            1,846,424
                                                                        ---------             ---------            ---------

Operating income (loss)                                                   487,142                18,301             (110,066)
Interest expense                                                          (91,954)              (62,529)             (57,321)
Other income                                                               24,136                12,281               19,961
Gain from sale by Asarco Australia
 of capital stock                                                               -                     -                3,270
Gain on sale of Asarco Australia                                                -                58,512               10,286
                                                                         --------              --------             --------
Earnings (loss) before taxes, minority interests,
 equity earnings and cumulative effect of change in
 accounting principles                                                    419,324                26,565             (133,870)
Taxes on income (benefit)                                                 122,465                 9,375              (36,503)
                                                                         --------               -------            ---------

Earnings (loss) before minority interests, equity
 earnings and cumulative effect of change in accounting
 principles                                                               296,859                17,190              (97,367)
Minority interests in net earnings of consolidated
  subsidiaries                                                           (129,543)                 (809)                (693)
Equity in earnings of nonconsolidated associated companies,
  net of taxes of $451 in 1995, $4,863 in 1994 and $406
  in  1993                                                                  1,837                47,653               27,384
                                                                       ----------            ----------           ----------
Earnings (loss) before cumulative effect of change in
  accounting principles                                                   169,153                64,034              (70,676)
Cumulative effect of change in accounting principles                            -                     -               86,295
                                                                      -----------            ----------           ----------
Net earnings                                                          $   169,153            $   64,034           $   15,619
                                                                      ===========            ==========           ==========

Per share amounts:
Earnings (loss) before cumulative effect of change in
  accounting principles                                               $      4.00            $     1.53           $    (1.70)
Cumulative effect of change in accounting principles                            -                     -                 2.08
                                                                      -----------            ----------           ----------
Net earnings                                                          $      4.00            $     1.53           $     0.38
                                                                      ===========            ==========           ==========

Dividends to common stockholders                                      $      0.70            $     0.40           $     0.50
Weighted average number of shares outstanding                              42,326                41,905               41,594


The accompanying notes are an integral part of these financial statements.

A39
                               ASARCO Incorporated
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

At December 31,                                                                        1995                1994
                                                                                       ----                ----
(in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $   238,400         $    18,321
  Marketable securities                                                                42,493                   -
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $7,409 and $6,249               456,955             355,666
     Other                                                                             57,413              28,058
  Inventories                                                                         360,861             299,148
  Other assets                                                                         60,480              46,124
                                                                                  -----------          ----------
     Total current assets                                                           1,216,602             747,317
                                                                                  -----------          ----------
Investments:
  Cost and available-for-sale                                                         822,152             751,888
  Equity                                                                               61,758             391,489
                                                                                  -----------          ----------
     Total investments                                                                883,910           1,143,377
                                                                                  -----------          ----------
Property, net                                                                       2,110,266           1,305,499
Intangible and other assets, net                                                      115,945              94,832
                                                                                  -----------         -----------
        Total Assets                                                              $ 4,326,723         $ 3,291,025
                                                                                  ===========         ===========
LIABILITIES
Current liabilities:
  Bank loans                                                                      $    29,451         $     5,125
  Current portion of long-term debt                                                    29,826              13,330
  Accounts payable:
     Trade                                                                            273,027             253,114
     Other                                                                             56,950              43,869
  Salaries and wages                                                                   33,815              20,159
  Taxes on income                                                                     103,282              43,152
  Reserve for closed plant and environmental matters                                   53,042              55,946
  Other current liabilities                                                            72,254              30,838
                                                                                   ----------           ---------
     Total current liabilities                                                        651,647             465,533
                                                                                   ----------           ---------
Long-term debt                                                                      1,062,588             914,601
Deferred income taxes                                                                 211,270             156,450
Reserve for closed plant and environmental matters                                     62,484              66,458
Postretirement benefit obligation                                                      95,125              95,186
Other liabilities and reserves                                                         72,225              72,967
                                                                                   ----------           ---------
     Total non-current liabilities                                                  1,503,692           1,305,662
                                                                                   ----------           ---------
Contingencies

MINORITY INTERESTS                                                                    463,900               2,443
                                                                                   ----------           ---------
PREFERRED STOCKHOLDERS' EQUITY
Authorized - 10,000,000 shares without par value; none issued                               -                   -
COMMON STOCKHOLDERS' EQUITY
Authorized - 80,000,000 common shares without par value: Issued shares:
    1995 and 1994 - 45,039,878                                                        679,991             679,991
Unrealized gain on securities reported at fair value, net of tax                      131,600              91,627
Retained earnings                                                                     976,107             853,169
Treasury stock (at cost) - common shares 1995 - 2,469,125;
    1994 - 2,937,788                                                                  (80,214)           (107,400)
                                                                                  -----------          ----------
        Total Common Stockholders' Equity                                           1,707,484           1,517,387
                                                                                  -----------          ----------
        Total Liabilities, Minority Interests, Preferred and Common
              Stockholders' Equity                                                $ 4,326,723         $ 3,291,025
                                                                                  ===========         ===========

The accompanying notes are an integral part of these financial statements.

A40

                               ASARCO Incorporated
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31,                                                     1995              1994               1993
                                                                                     ----              ----               ----
(in thousands)

OPERATING ACTIVITIES
Net earnings                                                                        $ 169,153          $  64,034         $  15,619
Adjustments to reconcile net earnings to net cash provided from (used for)
  operating activities:
  Depreciation and depletion                                                          118,827             83,097            80,641
  Provision (benefit) for deferred income taxes                                            97             10,084           (19,639)
  Treasury stock used for employee benefits                                             4,775              5,964             4,743
  Undistributed equity earnings                                                          (460)           (38,214)          (26,114)
  Net (gain) loss on sale of investments and property                                   4,124            (59,837)          (18,823)
  Cumulative effect of change in accounting principles                                      -                  -           (86,295)
  Provision for asset impairment                                                       34,864                  -                 -
  Increase (decrease) in reserves for closed plant
    and environmental matters                                                          (6,878)             6,301           (24,856)
  Minority interests                                                                  129,543                809               693
  Cash provided  from (used for)  operating  assets and  liabilities, net of the consolidation of SPCC:
      Accounts receivable                                                             (36,867)           (70,673)           21,765
      Inventories                                                                      48,842            (53,171)           37,462
      Accounts payable and accrued liabilities                                         19,671             45,584            42,231
      Other operating assets and liabilities                                           19,724             (6,174)           10,747
      Foreign currency transaction (gains) losses                                      (5,536)             2,369               687
                                                                                    ---------          ---------          --------

Net cash provided from (used for) operating
 activities                                                                           499,879             (9,827)           38,861
                                                                                    ---------          ---------          --------

INVESTING ACTIVITIES
Capital expenditures                                                                 (337,831)           (98,464)         (112,315)
Sale of securities, investments and property                                            9,966             94,808           176,024
Sale of available-for-sale securities                                                  20,953            177,264                 -
Proceeds from held-to-maturity investments                                             76,877                  -                 -
Purchase of available-for-sale securities                                             (23,203)          (175,712)                -
Purchase of held-to-maturity investments                                              (76,375)                 -                 -
Purchase of investments                                                                (4,513)              (959)         (139,592)
Release of restricted cash                                                             60,450                  -                 -
Acquisition of additional interest in SPCC                                           (116,444)                 -                 -
Consolidation of the opening cash balance of SPCC                                      93,348                  -                 -
                                                                                    ---------           --------         ---------

Net cash used for investing activities                                               (296,772)            (3,063)          (75,883)
                                                                                    ---------           --------         ---------

FINANCING ACTIVITIES
Debt incurred                                                                         234,449            115,058           387,788
Debt repaid                                                                          (162,892)           (82,752)         (349,371)
Net treasury stock transactions                                                         6,754              4,418               321
Dividends to minority interests                                                       (33,828)                 -                 -
Dividends to common stockholders                                                      (29,645)           (16,765)          (20,792)
                                                                                     --------           --------          --------
Net cash provided from financing activities                                            14,838             19,959            17,946
Effect of exchange rate changes on cash                                                 2,134             (1,248)           (1,672)
                                                                                     --------           --------          --------
Increase (decrease) in cash and cash equivalents                                      220,079              5,821           (20,748)
Cash and cash equivalents at beginning of year                                         18,321             12,500            33,248
                                                                                    ---------          ---------         ---------
Cash and cash equivalents at end of year                                            $ 238,400          $  18,321         $  12,500
                                                                                    =========          =========         =========

The accompanying notes are an integral part of these financial statements.

A41

                               ASARCO Incorporated
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CHANGES IN
                           COMMON STOCKHOLDERS' EQUITY

For the years ended December 31,                                         1995                 1994                 1993
                                                                         ----                 ----                 ----
(in thousands)

COMMON STOCK
Balance at beginning and end of year
  45,039,878 shares                                                     $ 679,991           $  679,991           $  679,991
                                                                        ---------           ----------           ----------

UNREALIZED GAIN ON SECURITIES REPORTED
  AT FAIR VALUE
Balance at beginning of year                                               91,627              112,729                    -
At adoption of SFAS No. 115                                                     -                    -              112,729
Net increase (decrease) in fair value                                      39,973              (21,102)                   -
                                                                        ---------            ---------             --------
Balance at end of year                                                    131,600               91,627              112,729
                                                                        ---------            ---------             --------

RETAINED EARNINGS
Balance at beginning of year                                              853,169              808,143              821,072
Net earnings                                                              169,153               64,034               15,619
Dividends to common stockholders                                          (29,645)             (16,765)             (20,792)
Treasury stock issued at less than cost                                   (15,656)             (11,484)              (9,243)
Foreign currency adjustment                                                  (914)               9,241                1,487
                                                                        ---------            ---------            ---------
Balance at end of year                                                    976,107              853,169              808,143
                                                                        ---------            ---------            ---------

TREASURY STOCK
Balance at beginning of year                                             (107,400)            (129,265)            (143,570)
Purchased                                                                  (1,130)                (245)                (127)
Used for corporate purposes                                                28,316               22,110               14,432
                                                                        ---------            ---------            ---------
Balance at end of year                                                    (80,214)            (107,400)            (129,265)
                                                                        ---------            ---------            ---------
  1995 - 2,469,125 shares;
  1994 - 2,937,788 shares;
  1993 - 3,321,478 shares

TOTAL COMMON STOCKHOLDERS' EQUITY                                      $1,707,484           $1,517,387           $1,471,598
                                                                       ==========           ==========           ==========


The accompanying notes are an integral part of these financial statements.

A42

ASARCO Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements of Asarco Incorporated and Subsidiaries (the Company) include all significant wholly-owned and majority-owned subsidiaries. Investments over which the Company has significant influence but does not have voting control are accounted for by the equity method. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents: Cash equivalents include all highly liquid investments with a maturity of three months or less, when purchased.

Marketable securities: Marketable securities include liquid investments with a maturity of more than three months, when purchased, and are carried at cost, which approximates market.

Inventories: Company-owned metals processed by domestic smelters and refineries are valued at the lower of last-in, first-out (LIFO) cost or market. Southern Peru Copper Corporation (SPCC) in-process and refined metal inventories are valued at the lower of average cost or market. All other inventories are valued at the lower of first-in, first-out (FIFO) or average cost or market.

Property: Assets are valued at cost or net realizable value. In the fourth quarter of 1995, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". This statement requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.

The Company evaluates the carrying value of assets based on undiscounted future cash flows and for its metals segment also considers expected metal prices based on historical metal prices and price trends.

Betterments, renewals, costs of bringing new mineral properties into production, and the cost of major development programs at existing mines are capitalized as mineral land. Maintenance, repairs, development costs to maintain production at existing mines, and gains or losses on assets retired or sold are reflected in earnings as incurred. Plant assets are depreciated over their estimated useful lives, generally by the units-of-production method. Depreciation and depletion of mine assets are computed generally by the units-of-production method using proven and probable ore reserves. SPCC computes depreciation on its buildings and equipment using the straight-line method over estimated lives from 5 to 40 years, or the estimated life of the mine, if shorter.

Goodwill is amortized over the mine life up to a maximum of 40 years on a units-of-production basis or over 40 years on a straight-line basis, for non-mining assets.

A43


Revenue Recognition: Substantially all of the Company's copper and lead production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold on commodity exchanges or to merchants or consumers on a spot sale basis. The Company's zinc production is sold in the form of concentrates under contracts of one to two years duration. Silver is sold under monthly contracts or in spot sales. Except for some consolidated subsidiaries, primarily SPCC, revenue is recognized based on the average of prevailing commodity prices for the scheduled month of delivery or shipment according to the terms of the contracts. SPCC revenues represent the invoiced value of products shipped to customers. Price estimates used for provisionally priced shipments are based on management's judgment of the current price level which is susceptible to change during the settlement period.

Hedging Programs: The Company does not acquire or issue derivative financial instruments for trading purposes. Depending on the market fundamentals of a metal and other conditions, the Company may enter into forward sales or purchase put or call options to reduce or eliminate the risk of metal price declines on its anticipated future production. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. The Company also uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on hedge contracts are reported as a component of the underlying transaction.

The Company may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The differential is accrued as interest rates change and is recorded in interest expense.

Exploration: Tangible and intangible costs incurred in the search for mineral properties are charged against earnings when incurred.

Taxes on Income: Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. No U.S. deferred income taxes have been provided for the income tax liability which would be incurred on repatriation of the undistributed earnings of the Company's consolidated foreign subsidiaries and the undistributed earnings of SPCC prior to 1993 because the Company intends indefinitely to reinvest these earnings outside the United States. General business credits are accounted for by the flow-through method.

Subsidiary Stock Issuance: Gains or losses arising from the sale of previously unissued shares to an unrelated party by a subsidiary are recognized in net earnings to the extent that the net book value of the shares owned by the parent after the sale exceeds or is lower than the net book value per share immediately prior to the sale of the shares by the subsidiary.

Impact of New Accounting Standard: The Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995. The Company is currently assessing the impact of this statement, which will be effective for financial statements issued for fiscal years beginning after December 15, 1995. In accordance with this pronouncement, the Company has a choice of adopting the accounting provisions of SFAS No. 123 or continuing its current accounting with additional disclosure required.

A44

(2) Interest in Southern Peru Copper Corporation:

Acquisition of Additional Interest:

On April 5, 1995, the Company acquired an additional 10.7% interest in SPCC for $116.4 million, increasing its ownership from 52.3% to 63%. The additional shares acquired enabled the Company to elect a majority of the directors of SPCC. As a result, the Company has consolidated the financial statements of SPCC in its financial statements based on its 52.3% ownership, effective January 1, 1995, and 63% ownership, effective April 5, 1995. The Company previously accounted for its investment in SPCC by the equity method. The acquisition has been accounted for as a purchase transaction. The excess of the purchase price over the Company's interest in the net book value of SPCC attributable to the shares acquired of $46.4 million is estimated to be assigned to proven and probable sulfide reserves, proven and probable leachable reserves and mineralized material and is amortized based on production.

The  table  below  summarizes   unaudited  pro  forma  consolidated  results  of
operations of Asarco for the years ended December 31, 1995 and 1994, assuming that Asarco had acquired an additional 10.7% of the outstanding stock of SPCC on January 1, 1995 and January 1, 1994, respectively. The unaudited pro forma financial information is based on management's estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisition had, in fact, been completed on the dates assumed.

          Pro Forma Results of Operations:
          (in millions, except per share amounts)                                    1995           1994
                                                                                     ----           ----

          Sales of products and services                                            $3,197.8       $2,700.6
          Net earnings                                                                $172.2          $67.3
          Net earnings per common share                                                $4.07          $1.61

Common Share Exchange Offer:

On December 29, 1995, SPCC completed an offer to exchange its common stock, par value of $0.01 per share, for any and all labor shares of the Peruvian Branch of SPCC. These labor shares, which are traded on the Lima stock exchange, represented a 17.3% interest in the Peruvian Branch which comprises substantially all of the operations of SPCC in Peru. The offer allowed holders of the labor shares in the Branch to exchange four Series-1 Labor shares or five Series-2 Labor shares for one share of common stock. Common shares are entitled to one vote per share. In connection with the offering the Company exchanged its shares for Class A shares which are entitled to five votes per share. As a result of this transaction, Asarco's equity interest in SPCC has been reduced to approximately 54.0%. The Company's economic interest in the assets of SPCC, net of the remaining labor share interest, is 52.3%. The common shares issued in exchange for the labor shares are listed on both the New York and Lima, Peru stock exchanges.

The exchange of common shares for labor shares was accounted for by SPCC as a purchase of a minority interest. The value of the common stock issued in the exchange (based on the average per share trading value for the three business days ending January 9, 1996) plus issuance costs exceeded the carrying value of the minority interests acquired by $82.0 million, net of tax. This increase in value is estimated to be assigned by SPCC to proven and probable sulfide reserves, proven and probable leachable reserves and mineralized material and will be amortized based on production. Asarco's share of the increase in value ($30.4 million, net of tax) has been eliminated in consolidation. The Company's balance sheet at December 31, 1995, reflects the effect of this transaction.

A45

(3) Other Income

For the years ended December 31,                                  1995              1994             1993
                                                                  ----              ----             ----
(in millions)

Dividend income                                                    $  9.2          $  9.4           $ 17.8
Interest income                                                      16.5             2.5              2.0
Other                                                               (1.6)              .4               .2
                                                                   ------          ------           ------
  Total                                                            $ 24.1          $ 12.3           $ 20.0
                                                                   ======          ======           ======

(4) Taxes on Income

Certain subsidiaries that have been consolidated for financial reporting purposes, principally SPCC, are not includible in Asarco's consolidated federal income tax return. The following tables combine the separate provisions for income taxes that have been determined for each company, in accordance with SFAS No. 109:

Earnings (loss) before taxes on income and minority interests is as follows:

For the years ended December 31,                                     1995              1994             1993
                                                                     ----              ----             ----
(in millions)
Domestic operations                                                $  24.7         $  (39.7)         $ (129.9)
Foreign operations                                                   396.9            118.8             110.1
                                                                   -------          --------         ---------
Total                                                              $ 421.6         $   79.1          $  (19.8)
                                                                   =======          ========         =========

Tax Expense (Benefit):

The components of the provision (benefit) for taxes on income are as follows:

For the years ended December 31,                                         1995          1994          1993
                                                                         ----          ----          ----
(in millions)
U.S. Federal:
  Current                                                               $  4.1        $ (0.3)      $(20.7)
  Deferred                                                                (3.1)         10.1        (19.6)
                                                                         -----         -----        ------
U.S. Federal                                                               1.0           9.8        (40.3)
                                                                         -----         -----        ------
Foreign and State:
  Current                                                                118.7           4.4          4.2
  Deferred                                                                 3.2             -            -
                                                                        ------        ------       ------
Foreign and state                                                        121.9           4.4          4.2
                                                                        ------        ------       ------
Total income tax                                                        $122.9        $ 14.2       $(36.1)
                                                                        ======        ======       ======

Total taxes paid (refunded) were: 1995 - $65.8 million; 1994-$(11.2) million; 1993-$(3.1) million.

Reconciliation of Statutory Income Tax Rate:

For the years ended December 31,                                                1995          1994            1993
                                                                                ----          ----            ----
U.S. statutory income tax rate (benefit)                                        35.0%          35.0%         (35.0%)
Adjustment for entities for which no U.S. tax
  is required                                                                   (0.3)          (0.6)          17.2
Percentage depletion                                                           (12.3)         (13.1)         (12.1)
Undistributed equity earnings of SPCC permanently invested                         -              -         (183.4)
Dividends from non-includible subsidiaries                                      11.0              -              -
Dividends received deduction                                                    (8.8)         (17.8)         (21.0)
Foreign taxes                                                                   28.3            4.4           15.4
Foreign tax credit                                                             (25.2)             -              -
Effect of increase in statutory tax rate on deferred tax liability                 -              -           15.6
Effect of net operating loss on foreign tax credits previously
    recognized                                                                     -              -           13.6
Excess of tax over book gain on sale of shares                                     -            8.0            6.1
Other                                                                            1.5            2.1            1.3
                                                                               -----          -----        --------
Effective income tax rate (benefit)                                            29.2%          18.0%         (182.3%)
                                                                               =====          =====        ========

A46

Temporary differences and carryforwards which give rise to deferred tax assets, liabilities and related valuation allowances are as follows:

Deferred Tax Assets (Liabilities)

  At December 31,                                                                       1995               1994
                                                                                        ----               ----
  (in millions)
  Current:
  Reserve for closed plant and environmental matters                                  $  12.3            $  20.5
  Inventories                                                                            13.7                8.9
  Other                                                                                   4.6                3.8
                                                                                      -------            -------
  Net deferred tax asset                                                              $  30.6            $  33.2
                                                                                      -------            -------

  Noncurrent:
  Tax effect of regular net operating losses                                          $ 191.8            $ 156.2
  Reserve for closed plant and environmental matters                                     27.2               21.2
  Postretirement benefit obligation                                                      33.3               33.3
  Alternative minimum tax credit carryforwards                                           12.3                6.8
  Foreign tax credit carryforwards                                                       87.3                6.7
  Previously taxed income                                                                 5.3                5.3
  Capitalized leases                                                                     29.1               32.2
  Pension obligation                                                                    (15.7)             (11.6)
  Property, plant and equipment                                                        (271.1)            (211.1)
  Investments - Grupo Mexico/MEDIMSA                                                   (137.2)             (93.8)
  Investments - MIM                                                                     (84.8)            (109.1)
  Other                                                                                   4.3               14.2
  Valuation allowance for deferred tax assets                                           (93.1)              (6.7)
                                                                                     --------           --------
  Net deferred tax liability                                                           (211.3)            (156.4)
                                                                                     --------           --------
  Total net deferred tax liability                                                    $(180.7)           $(123.2)
                                                                                     ========           ========

At December 31, 1995, the Company had $548.1 million of net operating loss carryforwards which expire, if unused, in years 2006 through 2010 and $12.3 million of alternative minimum tax credits ($5.8 million related to SPCC) which are not subject to expiration. The Company believes that, except as to the SPCC credits, these carryforwards will be available to reduce future federal income tax liabilities and has recorded the tax benefit of these carryforwards as noncurrent deferred tax assets. The Company's net operating loss carryforwards for state purposes are not significant and, therefore, have not been recorded as deferred tax assets.

At December 31, 1995, the foreign tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $87.3 million, of which $80.8 million is available solely to SPCC and $6.5 million solely to Asarco. Of the $87.3 million, $15.8 million expires in 1996, $20.5 million expires in 1998, $24.9 million expires in 1999, and $26.1 million expires in 2000. Because of both the expiration dates and the rules governing the order in which such credits are taken, it is unlikely that these excess foreign tax credits will be utilized. Accordingly, the Company has not recorded the benefit of any foreign tax credit carryforwards.

The increase in the valuation allowance of $86.4 million from 1994 to 1995 is primarily attributable to the generation of foreign tax credits and alternative minimum tax credits by SPCC.

U.S. deferred tax liabilities have not been provided on approximately $257.6 million in 1995 ($251.9 million in 1994 and $267.0 million in 1993) of undistributed earnings of foreign subsidiaries and nonconsolidated associated companies more than 50% owned, because assets representing those earnings are permanently invested. It is not practicable to determine the amount of income taxes that would be payable upon remittance of assets that represent those earnings. The amount of foreign withholding taxes that would be payable upon remittance of assets that represent those earnings would be approximately $.5 million in 1995 ($.3 million in 1994 and $2.8 million in 1993).

A47

(5) Inventories

At December 31,                                                                     1995             1994
                                                                                    ----             ----
(in millions)
Inventories of smelters and refineries at lower of LIFO cost or market           $  12.9           $  12.5
Provisional cost of metals received from suppliers for which prices have
     not yet been fixed                                                             34.0              78.5
Mine inventories at lower of FIFO cost or market                                   111.1             119.8
Metal inventory at lower of average cost or market                                  35.2                 -
Materials and supplies at lower of average cost or market                          139.1              65.9
Other                                                                               28.6              22.4
                                                                                 -------          --------
         Total                                                                   $ 360.9          $  299.1
                                                                                 =======          ========

Replacement cost exceeds inventories valued at LIFO cost by approximately $136.8 million in 1995 (1994-$143.2 million). Liquidation of LIFO inventories resulted in pre-tax earnings of $.7 million in 1995, $2.8 million in 1994 and $9.2 million in 1993.

(6) Investments

The Company has substantial interests in associated companies in Mexico and Australia, which are engaged principally in mining, smelting and refining nonferrous metals. These companies are Grupo Mexico, S.A., de C.V. (Grupo Mexico) and M.I.M. Holdings Limited (MIM). As discussed in Note 2, the Company is consolidating the financial results of SPCC in its financial statements effective January 1, 1995.

Grupo Mexico: In August 1994, the Company exchanged its 28.3% interest in Mexico Desarrollo Industrial Minero S.A., de C.V. (MEDIMSA) for a 23.6% interest in the publicly traded Grupo Mexico, the assets of which are substantially the same as MEDIMSA. As part of the restructuring, the Company granted a 7-year option to purchase part of its Grupo Mexico shares aggregating 8.2% of Grupo Mexico at a price of U.S. $1.40 per share and agreed not to sell the majority of its remaining shares until August 1996 or until an international offering of additional shares is completed by Grupo Mexico. The Company has the right to participate for up to 7.8% of the 690 million total shares outstanding at December 31, 1995, to the extent there is in an international offering by Grupo Mexico. The Company accounts for its investment in Grupo Mexico by the cost method of accounting because it has little influence over the operating and financial activities of Grupo Mexico. The restriction on 104.2 million shares of the Company's investment in Grupo Mexico will expire in August 1996. Accordingly, these shares are accounted for as available-for-sale securities in the December 31, 1995, financial statements.

SPCC: In 1988, the Company changed from the equity method of accounting for SPCC to the cost method. This change followed the deterioration in the economy of Peru, inflation and level of foreign exchange reserves, the economic uncertainty for the near term outlook and the foreign exchange restrictions on the remittance of profits then in place. In addition, the Company discontinued consolidating its interest in Corporacion Minera Nor Peru, S.A. (Nor Peru) for similar reasons. In 1993, conditions stabilized and improved to the point where the Company was able to reassert influence and act without the governmental oversight that previously existed. Economic and political conditions improved significantly as indicated by the ratification of a new constitution by voters in Peru in October 1993 and the successful completion in December 1993 of SPCC's financing of its then $445 million capital program. Therefore, in the fourth quarter of 1993, the Company resumed equity accounting and recorded $26.4 million of previously unrecognized equity earnings for SPCC and resumed consolidation of Nor Peru by recording $8.2 million of previously unrecognized losses.

A48

Effective January 1, 1993, SPCC adopted SFAS No. 109, "Accounting for Income Taxes" which increased retained earnings as of January 1, 1993, and reduced deferred tax liabilities by $165 million. Asarco's share was $86.3 million, which is reported as the cumulative effect of a change in accounting principle. See Note 2 for discussion of consolidation of SPCC effective January 1, 1995. In the third quarter of 1995, the Company sold its interest in Nor Peru.

Asarco Australia Limited (Asarco Australia): In August 1993, the Company sold a 9.9% interest in Asarco Australia, a gold mining subsidiary for $13.8 million. The sale resulted in a pre-tax gain of approximately $10.3 million and reduced the Company's interest in Asarco Australia to 49.8%. As a result of this sale, the Company began to account for its investment in Asarco Australia using the equity method. In September 1993, Asarco Australia offered 13.3 million shares of previously unissued common stock to the public, resulting in net cash proceeds of 16.4 million Australian dollars. As a result of this share issuance, the Company's ownership interest was reduced to 45.3% and a $3.3 million pre-tax gain was recognized as the shares were sold at a price exceeding the book value per share of the Company's investment. In January 1994, the Company sold its remaining 45.3% interest (66.5 million shares) in Asarco Australia for $79.5 million, which resulted in a pre-tax gain of $58.5 million.


Investment in Associated Companies
(in millions - U.S. dollars)

    At December 31, 1995                                              MIM                  Grupo Mexico
    --------------------                                              ---                  ------------

    Method of Accounting                                                  (a)                     (b)

    Asarco's Ownership                                                  15.1%                   23.6%
    Shares held                                                         243.0                   162.6
    Asarco's Carrying Value                                            $335.8                  $427.0

    Dividends to Asarco
    1995                                                               $  9.2                       -
    1994                                                                  9.3                       -
    1993                                                                  8.3                       -

(a) Investment classified as available-for-sale security under SFAS No. 115, and is reported at fair value, including unrealized gain of $69.1 million before deferred taxes of $24.1 million. The unrealized gain is based on the December 29, 1995, closing market price of MIM's shares on the Sydney (Australia) Stock Exchange and is not necessarily indicative of the amount that may be realized in the event of a sale.

(b) Under the terms of the agreement with Grupo Mexico, of the 162.6 million shares which the Company owns, 56.3 million shares are restricted as to their sale and therefore are carried at cost. The remaining 106.3 million shares, 2.1 million unrestricted shares and 104.2 million shares, on which restrictions expire in August 1996, are classified as available-for-sale and are reported at fair value, which includes an unrealized gain of $127.8 million before deferred taxes of $44.7 million. The unrealized gain is based on the December 29, 1995, closing market price of Grupo Mexico on the Mexican Stock Exchange, adjusted for the effect of the restrictions on sale, and is not necessarily indicative of an amount that may be realized in the event of a sale.

Financial information is provided for SPCC, a significant subsidiary previously accounted for by the equity method. Information is not shown for 1995 as the Company has consolidated the financial results of SPCC in its financial statements effective January 1, 1995.

A49

    Financial Position of SPCC
    (in millions - U.S. dollars)
    At December 31,                                                                            1994
    ---------------                                                                            ----
    Current assets                                                                          $ 365.0
    Property-net                                                                              522.9
    Other assets                                                                               80.6
                                                                                            -------
       Total assets                                                                         $ 968.5
                                                                                            -------

    Current liabilities                                                                     $ 118.7
    Long-term debt                                                                            114.1
    Other liabilities                                                                          14.9
    Deferred Peruvian income taxes                                                              6.2
    Minority interests                                                                         79.8
                                                                                            -------
       Total liabilities                                                                      333.7
    Stockholders' equity                                                                      634.8
       Total liabilities and stockholders' equity                                           $ 968.5
                                                                                            -------


    For the Years Ended                                                                 December 31,
    Net Sales 100%                                                                       U.S. GAAP
    1994                                                                                $  701.7
    1993                                                                                547.5(a)

    Net Earnings 100%
    1994                                                                                $   91.2
    1993                                                                                194.2(b)

    Equity Earnings Reported by Asarco
    1994                                                                                $   48.3
    1993                                                                                112.7(c)

    Dividends to Asarco
    1994                                                                                $   11.2
    1993                                                                                  9.4(d)


(a) Certain items were reclassified in SPCC's 1993 financial statements to conform to 1994 classifications.
(b) Includes $165 million relating to the adoption of SFAS No. 109.
(c) Includes $26.4 million of previously unrecognized equity earnings and $86.3 million (Asarco's share) relating to the adoption of SFAS No. 109.
(d) Dividends received in 1993, prior to the resumption of equity accounting for SPCC by Asarco, were recorded as dividend income.

Available-for-sale securities reported as a component of stockholders' equity:

In accordance with the provisions of SFAS No. 115, available-for-sale securities are carried at fair value. Unrealized gains of $131.6 million (net of deferred taxes of $70.9 million) at December 31, 1995, compared with unrealized gains of $91.6 million (net of deferred taxes of $49.4 million) at December 31, 1994, are included as a component of stockholders' equity.

At December 31,                                              1995                                  1994
                                                             ----                                  ----
(in millions)                                       Equity           Debt           Equity            Debt
                                                    ------           ----           ------            ----

Amortized Cost/Cost basis                           $537.3          $ 28.9          $273.7            $ 40.8
Unrealized holding gains                             201.4             1.1           143.0                 -
Unrealized holding losses                                -               -               -              (2.0)
                                                    ------          ------          ------            ------
Fair Value                                          $738.7          $ 30.0          $416.7            $ 38.8
                                                    ======          ======          ======            ======

A50

The gross realized losses on available-for-sale securities in 1995 were $.3 million as compared with gross realized losses of $1.0 million and gross realized gains of $.2 million in 1994. The net increase in unrealized holding gains and losses excluding realized gains and losses in stockholders' equity was $61.2 million in 1995 as compared with a decrease of $31.6 million in 1994. The debt securities have maturity dates ranging from 1996 to 2019 at December 31, 1995, and from 1995 to 2017 at December 31, 1994. The average cost method has been used to determine the realized gain or loss on securities sold.


(7) Property

At December 31,                                                      1995                  1994
                                                                     ----                  ----
(in millions)
Buildings and equipment                                         $  3,401.3            $  1,990.0
Capital leases-equipment                                             122.6                 122.8
Mineral land                                                         606.8                 320.2
Land, other than mineral                                              72.4                  70.0
Other                                                                  6.1                   6.1
                                                                ----------             ---------
  Total property                                                   4,209.2               2,509.1
Accumulated depreciation                                          (2,098.9)             (1,203.6)
                                                                ----------            ----------
  Property, net                                                 $  2,110.3            $  1,305.5
                                                                ==========            ==========

Accumulated depreciation applicable to capitalized leases amounted to $62.0 million in 1995 and $51.7 million in 1994.

In 1993, the Company recorded a pre-tax charge of $13.2 million to provide for the closure and sale of a secondary metals processing plant, a zinc oxide plant, and its pipe business.

SFAS No. 121- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of:

In the fourth quarter of 1995, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". This statement requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets (less disposal costs, if applicable).

The Company plans to terminate lead refining operations at its Omaha, Nebraska plant in 1996 because it will not make the substantial investment which would be required to meet state and U.S. EPA imposed environmental requirements at its Omaha plant. As a result of the decision to terminate lead refining at the Omaha plant, the Company has recorded a pre-tax charge of $25.6 million, which represents the total carrying value of the net property of the Omaha refinery at December 31, 1995.

The Company has also recorded a pre-tax charge to earnings of $9.2 million in accordance with SFAS No. 121 with respect to the assets at its waste recycling subsidiary in Corpus Christi, Texas (Encycle) and an obsolete mill. The impairment loss on Encycle's assets was the result of prior operating losses.


(8) Contingencies and Litigation

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

A51

The Company and certain subsidiaries are defendants in twelve class and non-class lawsuits in Texas seeking substantial compensatory and punitive damages for personal injury and contamination of property allegedly caused by present and former operations, primarily in Texas, and product sales of the Company and its subsidiaries.

The Company and two subsidiaries, at December 31, 1995, are defendants in 992 lawsuits brought by 10,752 primary and 7,724 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos, as well as three lawsuits for removal or containment of asbestos-containing products in structures. One of these lawsuits alleges a class action claim on behalf of a wide class of persons who are not yet known to have asbestos related injuries. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

A subsidiary of SPCC, the Company, other present and former corporate shareholders of the subsidiary of SPCC and certain other companies are defendants in a lawsuit in U.S. District Court in Corpus Christi, Texas brought in September 1995 by 698 Peruvian plaintiffs seeking damages for personal injury and property damage allegedly caused by the operations of SPCC's subsidiary in Peru. Plaintiffs have filed a notice of appeal from the United States District Court order dismissing the complaint and from an earlier order of that court denying plaintiffs' motion to remand the case to state court.

The Company and certain of its subsidiaries have received notices from the United States Environmental Protection Agency (EPA) that they and in most cases numerous other parties are potentially responsible to remediate alleged hazardous substance releases at certain sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund). In addition, the Company and certain of its subsidiaries are defendants in lawsuits brought under CERCLA or state laws which seek substantial damages and remediation. Remedial action is being undertaken by the Company at some of the sites.

In connection with the sites referred to above, as well as at other closed plants and sites where the Company is working with the EPA and state agencies to resolve environmental issues, the Company has made reasonable estimates, where possible, of the extent and cost of necessary remedial action and damages. As a result of feasibility studies, public hearings, engineering studies and discussions with the EPA and similar state agencies, for sites where it is probable that liability has been incurred and the amount of cost could be reasonably estimated, the Company recorded charges to earnings in 1995 of $59.2 million and in 1994 of $51.2 million. In addition, the Company recorded a charge to earnings of $10.7 million related to legal and other costs related to the termination of lead refining at its Omaha, Nebraska plant. Reserves for closed plants and environmental matters total $115.5 million at December 31, 1995. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures charged to these reserves were $76.8 million in 1995, $44.7 million in 1994 and $44.3 million in 1993.

Future environmental related expenditures cannot be reliably determined in many circumstances due to the early stages of investigation, the uncertainties relating to specific remediation methods and costs, the possible participation of other potentially responsible parties and changing environmental laws and interpretations. It is the opinion of management that the outcome of the legal proceedings and environmental contingencies mentioned, and other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of Asarco and its consolidated subsidiaries. However, it is possible that litigation and environmental contingencies could have a material effect on quarterly or annual operating results, when they are resolved in future periods. This opinion is based on considerations including experience related to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when the availability of insurance has not been determined.

A52

(9) Debt and Available Credit Facilities

Long-Term Debt
At December 31,                                                                      1995             1994
                                                                                     ----             ----
(in millions)
Revolving credits                                                                   $  340.0          $ 410.0
Pollution control bonds, 1995/2006 - rates from
   7 1/8% to 8.9%                                                                      156.3            170.4
Capital lease obligations, 1995/2006 - rates from
   7.3% to 12.0%                                                                        85.0             93.9
7% Notes due 2001                                                                       50.0             50.0
7 3/8% Notes due 2003                                                                   99.5             99.4
7 7/8% Debentures due 2013                                                              99.7             99.7
8 1/2% Debentures due 2025                                                             148.9                -
6.43% EXIM Bank credit agreement                                                        32.1                -
9.5% CAF credit agreement                                                               43.2                -
6.8% term loan due 2000                                                                 15.0                -
Other                                                                                   22.7              4.5
                                                                                    --------          -------
Total debt                                                                           1,092.4            927.9
   Less current portion                                                                 29.8             13.3
                                                                                    --------          -------
      Long-term debt                                                                $1,062.6          $ 914.6
                                                                                    ========          =======

Interest paid by the Company (excluding amounts capitalized of $3.3 million in 1995, $0.9 million in 1994 and $4.0 million in 1993) was $89.2 million in 1995, $61.9 million in 1994 and $51.1 million in 1993.

Maturities of debt instruments and future minimum payments under capital leases are as follows:

At December 31,                                     Debt Instruments                 Capital Leases
                                                    ----------------                 --------------
(in millions)
1996                                                       $   19.8                      $  16.8
1997                                                           20.3                         18.6
1998                                                          226.1                         18.4
1999                                                          173.5                         16.5
2000                                                           30.9                         27.6
Thereafter                                                    536.8                         11.9
   Less interest                                                  -                        (24.8)
                                                           --------                      -------
                                                           $1,007.4                      $  85.0
                                                           ========                      =======

In April 1995, the Company issued $150 million face amount of 8 1/2% Debentures due in May 2025. In July 1995, the Company entered into a term loan agreement for $15 million maturing in August 2000. Concurrent with the term loan, the Company entered into a five year interest rate swap agreement resulting in a fixed interest rate of 6.8% on the principal amount. Proceeds of the loan were used primarily to prepay $13.5 million of 8 3/4% pollution control revenue bonds at par value plus a premium of 1.5% in the third quarter of 1995. The Company also engaged in interest rate swap agreements in July 1995 resulting in a fixed interest rate of 6.6% on $100 million of its revolving credit loans. In the first quarter of 1994, the Company prepaid its 9 3/4% Sinking Fund Debentures at par value plus a premium of .9%, using a portion of the proceeds of the 7% Notes issued in December 1993.

The Company has two revolving credit agreements that permit borrowings of up to $670.0 million, of which $330.0 million was available at December 31, 1995. One facility for $350 million expires in April 1999 and the other facility for $320 million expires in March 1998. The borrowings bear interest based on LIBOR, the CD or the prime rate, and averaged 6.3% at December 31, 1995. Rates may vary based upon the Company's debt rating. A facility fee of .2% per annum is payable on the full amount of the $350 million facility. A commitment fee of 1/4% per annum is payable on the unused portion of the $320 million facility.

Under the most restrictive terms of the debt agreements, the Company must maintain a tangible net worth, as defined, of at least $1 billion and the percentage of current assets to current liabilities, as defined, cannot be less than 125%. Tangible net worth, as defined, was $1.6 billion at December 31, 1995, and the percentage of current assets to current liabilities, as defined, was 157%.

A53


The weighted average interest rate on short term borrowings was 6.9% at December 31, 1995, and 10.1% at December 31, 1994.

(10) Stockholders' Equity

The Company purchased 34,729 of its common shares in 1995 (9,250 shares in 1994 and 5,393 shares in 1993). In 1995, 503,392 common shares (392,940 shares in 1994 and 256,620 shares in 1993) were used for employee benefit plans. The effect on the calculations of net earnings per common share of the Company's common stock equivalents (shares under option) was insignificant.

Retained earnings at December 31, 1995 includes undistributed earnings of $438.1 million for investments in 50% or less owned entities previously or currently accounted for by the equity method. Retained earnings has been increased by cumulative foreign currency adjustments of $9.9 million at December 31, 1995 ($10.8 million in 1994, $1.6 million in 1993). In 1994, a charge of $2.2 million was recognized in determining the gain from cumulative unrealized foreign currency adjustments on the sale of the Company's interest in Asarco Australia.

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

The authorized number of shares under the Stock Incentive Plan is 2,000,000 of which 300,000 shares may be awarded as restricted stock. At December 31, 1995, 769,326 shares (1,019,850 shares - December 31, 1994) are available for future grants under the Stock Incentive Plan. Stock option activity over the past three years under the Stock Incentive Plan and Stock Option Plan is summarized as follows:

                                                                                               Option Price
                                                                Number of shares            (range per share)
       Outstanding at
         January 1, 1993                                              933,586                   $20.57 to $38.13
       Granted                                                        186,500                   $18.00 to $26.13
       Exercised                                                         (900)                  $22.31 to $22.31
       Canceled or expired                                            (98,200)                  $20.57 to $38.13
                                                                   ----------

       Outstanding at
         January 1, 1994                                            1,020,986                   $18.00 to $33.19
       Granted                                                        234,600                   $23.75 to $23.75
       Exercised                                                     (304,070)                  $18.00 to $28.94
       Canceled or expired                                            (71,400)                  $22.31 to $33.19
                                                                   ----------

       Outstanding at
         January 1, 1995                                              880,116                   $20.57 to $29.38
       Granted                                                        216,200                   $26.63 to $32.57
       Exercised                                                     (304,321)                  $20.57 to $29.19
       Canceled or expired                                             (9,026)                  $21.94 to $29.19
                                                                   ----------

       Outstanding (781,869 exercisable)at December 31,
          1995                                                        782,969                   $20.57 to $32.57
                                                                    =========


A54

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


(11) Benefit Plans

The Company maintains several noncontributory, defined benefit pension plans covering substantially all domestic employees. Benefits for salaried plans are based on salary and years of service. Hourly plans are based on negotiated benefits and years of service.

The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as may be deductible for income tax purposes. Plan assets are invested principally in commingled stock funds and securities issued by the United States.

Net pension costs consist of the following:

For the years ended December 31,                                              1995           1994           1993
                                                                              ----           ----           ----
(in millions)
Service cost                                                                    $ 6.3         $  8.5          $ 7.2
Interest cost on projected benefit obligations                                    9.8            8.8            7.9
Actual return on plan assets                                                    (30.8)           0.5           (8.1)
Net amortization and deferral                                                    21.0           (7.6)           1.6
                                                                                -----         ------          -----
Net pension costs                                                               $ 6.3         $ 10.2          $ 8.6
                                                                                =====         ======          =====

The actuarial present value of benefit obligations and funded status for the Company's plans were as follows:

At December 31,                                                               1995                         1994
(in millions)                                                   Assets exceed     Accum. benefits     Assets exceed
                                                                    accum.             exceed             accum.
                                                                   benefits          assets (a)          benefits
Assets and obligations:
   Vested benefit obligation                                        $ 121.8             $ 5.2             $  85.9
   Nonvested benefits                                                   7.6               0.5                 4.9
                                                                    -------             -----              ------
   Accumulated benefit obligation                                     129.4               5.7                90.8
                                                                    =======             =====              ======

Projected benefit obligation                                          158.1               7.1               109.8
Less, Plan assets at fair value                                       142.0               4.4               101.4
                                                                    -------             -----              ------
   Funded status of plan                                              (16.1)             (2.7)               (8.4)
Items not yet recognized in earnings:
   Prior service cost                                                  13.5              (0.1)                9.0
   Initial net plan obligation                                          1.2               2.3                 1.5
   Effect of changes in assumptions and actuarial gains and
       losses                                                          18.8               0.5                 5.7
   Minimum liability                                                      -               1.4                   -
                                                                    -------             -----             -------
Pension asset (liability) reflected in consolidated balance
     sheet                                                          $  17.4             $ 1.4             $   7.8
                                                                    =======             =====             =======

Actuarial assumptions:

Discount rate                                                          7.0%              7.0%               8.75%
Expected long-term rate of return on plan assets                      10.0%              8.0%               10.0%
Expected annual salary increases                                       4.0%              4.0%                4.0%


(a)  Plans maintained by SPCC.

A55

Postretirement benefits:

Noncontributory postretirement health care coverage under the Asarco Health Plan is provided to substantially all retirees not eligible for Medicare. A cost sharing Medicare supplement plan is available for retired salaried employees and life insurance coverage is provided to substantially all retirees.

The following sets forth the plan's status reconciled with amounts reported in the Consolidated Balance Sheet:

At December 31,                                                                                  1995          1994
                                                                                                 ----          ----
(in millions)
Accumulated postretirement benefit obligation (APBO):
    Retirees                                                                                   $ 67.9         $ 57.7
    Fully eligible active plan participants                                                      17.8           15.0
    Other plan participants                                                                      35.7           29.3
                                                                                               ------         ------
Total APBO                                                                                      121.4          102.0
Item not yet recognized in earnings:
  Effect of changes in assumptions and actuarial gains and losses                               (26.3)          (6.8)
                                                                                               ------         ------
       Postretirement benefit obligation                                                       $ 95.1         $ 95.2
                                                                                               ======         ======

Net periodic postretirement benefit costs include the following:

For the years ended December 31,                                                   1995            1994           1993
                                                                                   ----            ----           ----
(in millions)
Service cost                                                                     $  2.4           $  3.1        $   2.2
Interest cost                                                                       8.5              7.8            7.9
Amortization of loss                                                                  -              1.5              -
                                                                                 ------           ------        -------
        Net periodic postretirement benefit costs                                $ 10.9           $ 12.4        $  10.1
                                                                                 ======           ======        =======

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health cost trend rate) is 7% for 1996 and is assumed to decrease gradually to 5% by 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1995, by $7.8 million, and the net periodic postretirement benefit costs for 1995 by $1.0 million. The discount rate used in determining the accumulated postretirement benefit obligation was 7% at December 31, 1995, (8.75%-1994). The plans are unfunded.


(12) Business Segments

The Company operates principally in the nonferrous metals industry, involving mining, smelting, refining and selling of copper, silver and lead and the mining of ore containing zinc and molybdenum which is sold as concentrates. The Company also produces specialty chemicals for the metals plating and electronics industries and aggregates comprising limestone, sand and gravel. The caption "Other" includes the Company's polyvinyl chloride pipe and cement pipe businesses and its environmental services operations. The cement pipe business was shutdown in 1993 and the polyvinyl chloride pipe business was sold in 1994.

General corporate administrative expenses are allocated among the segments generally in proportion to their operating expenses. Exploration expenses are attributable to the metals segment, while research expenses are attributable to metals and specialty chemicals. Identifiable assets are those directly used in the operations of each segment. Corporate assets are principally cash and investments. Export sales from the United States to unaffiliated customers principally in Europe and the Pacific Rim were $366.2 million in 1995, $280.2 million in 1994 and $278.3 million in 1993. There can be no assurance that operations and assets of the Company and nonconsolidated associated companies that are subject to the jurisdiction of foreign governments may not be affected adversely by future actions by such governments.

A56
Metal Sales, excluding intersegment sales

For the years ended December 31,                                        1995            1994            1993
                                                                        ----            ----            ----
(in millions)
Copper                                                                $ 2,170         $ 1,164        $   917
Silver                                                                    216             175            138
Lead                                                                      126             113             87
Other                                                                     304             223            196
                                                                      -------         -------        -------
                                                                      $ 2,816         $ 1,675        $ 1,338
                                                                      =======         =======        =======

Business Segments and Lines of Business

For the years ended December 31,                                        1995(a)       1994            1993
                                                                        ----          ----            ----
(in millions)
Sales
  Metals                                                              $ 2,816         $ 1,675         $ 1,338
  Specialty Chemicals                                                     309             278             251
  Aggregates                                                               44              43              37
  Other                                                                    29              36             110
                                                                      -------         -------         -------
Total                                                                 $ 3,198         $ 2,032         $ 1,736
                                                                      =======         =======         =======
Domestic                                                                2,137           1,867           1,586
Foreign - Peru                                                            882               -               -
        - Other                                                           179             165             150
Operating Income (Loss) (b), (c), (d), (e)
  Metals                                                               $  486         $    (9)         $  (97)
  Specialty Chemicals                                                      19              14               4
  Aggregates                                                                8               7               7
  Other                                                                   (26)              6             (24)
                                                                       ------         -------         -------
Total                                                                  $  487         $    18          $ (110)
                                                                       ======         =======         =======
Domestic                                                                  106              17            (101)
Foreign - Peru                                                            378               -               -
        - Other                                                             3               1              (9)

Equity in results of nonconsolidated associated companies:
  Metals                                                              $    (2)         $    -           $   -
  Specialty Chemicals                                                       4               2               3
  Corporate                                                                 -              46              24
                                                                       ------         -------           -----
Total                                                                  $    2         $    48           $  27
                                                                       ======         =======           =====

Identifiable Assets
  Metals                                                               $ 3,098        $ 1,820         $ 1,679
  Specialty Chemicals (f)                                                  266            247             231
  Aggregates                                                                32             32              30
  Other                                                                     44             43             112
  Corporate                                                                887          1,149           1,100
                                                                       -------        -------         -------
Total                                                                  $ 4,327        $ 3,291         $ 3,152
                                                                       =======        =======         =======
Domestic                                                                 2,867          3,097           2,981
Foreign - Peru                                                           1,280              -               -
        - Other                                                            180            194             171

Depreciation and Depletion
  Metals                                                               $   112        $    77         $    71
  Specialty Chemicals                                                        4              3               5
  Aggregates                                                                 2              2               2
  Corporate and Other                                                        1              1               3
                                                                       -------        -------         -------
Total                                                                  $   119        $    83         $    81
                                                                       =======        =======         =======
Capital Expenditures
  Metals                                                               $   317        $    87         $   103
  Specialty Chemicals                                                        4              3               2
  Aggregates                                                                 3              2               3
  Corporate and other                                                       14              6               4
                                                                       -------        -------         -------
Total                                                                  $   338        $    98         $   112
                                                                       =======        =======         =======

A57

(a) Includes consolidation of SPCC effective January 1, 1995. See Note 2 for further details.
(b) Includes provision for environmental matters of $40.2 Metals, $.9 Specialty Chemicals, $18.1 Other in 1995 and $53.4 Metals, $.2 Specialty Chemicals, $(2.4) Other in 1994.
(c) Includes provision for asset impairments and plant closures of $37.4 Metals and $8.2 Other in 1995.
(d) Includes LIFO profits in the "Metals" segment of $.7 in 1995, $2.8 in 1994 and $9.2 in 1993.
(e) Includes in 1993 $8.2 in previously unconsolidated losses for Nor Peru (Metals), and $25.6 related to the valuation of certain inventories and additions to closed plants and reserves, principally for assets planned for disposition ($8.3 Metals, $17.3 Other).
(f) Includes vertically integrated equity investments of $58.3 in 1995, $55.5 in 1994 and $48.8 in 1993.

(13) Financial Instruments

Derivative Contracts: Depending on the market fundamentals of a metal and other conditions, the Company may enter into forward sales or purchase put or call options to reduce or eliminate the risk of metal price declines on its anticipated future production.

Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the strike price of such put options. At December 31, 1995, the Company had copper put options with an average strike price of 98.8 cents per pound, covering 160,469 tons or approximately 47% of its expected domestic copper production for 1996 at a cost of $5.7 million and put options with an average strike price of $1.00 per pound, covering 19,511 tons or approximately 6% of its expected domestic copper production for 1997 at a cost of $1.1 million. The cost of the put options is amortized during the period in which the options are exercisable.

In addition, at December 31, 1995, SPCC had copper put options with an average strike price of 95.8 cents per pound covering 129,218 tons or approximately 40% of its expected copper production for 1996. The cost of acquiring these puts was $3.2 million.

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

A58

The pre-tax earnings effect of the Company's derivative and anticipatory hedging activities, net of transaction costs, are as follows:

                                                     Hedging Gains (Losses)
   For the years ending December 31,                          1995               1994                1993
                                                              ----               ----                ----
   (in millions)
   Metal
   -----
   Copper                                                     $ (5.7)             $  3.2              $  3.0
   Zinc                                                         (0.1)                1.8                15.5
   Silver                                                        0.5                 0.7                 0.7
   Lead                                                         (0.3)                  -                   -
                                                             -------              ------              ------
     Net Gain (Loss)                                          $ (5.6)             $  5.7              $ 19.2
                                                             =======              ======              ======

At December 31, 1995 and 1994, there were no deferred hedging profits or losses. At December 31, 1993, deferred profits on copper and silver hedging were $3.0 million and $.2 million, respectively, which were subsequently recognized in 1994 as the anticipated production was sold.

In addition, the Company enters into interest rate swap agreements to manage exposure to fluctuations in interest rates. Interest rate swaps establish a fixed rate for the Company on a specified amount of floating rate debt for a specific period, thereby eliminating risks associated with fluctuations in interest rates. During 1995, the Company entered into three swap agreements, expiring 1998 to 2000, with an aggregate notional amount of $115.0 million. The effect of these agreements is to limit the interest rate exposure to 6.6% on $100 million of the Company's revolving credit loans and 6.8% on its $15 million, 5 year term loan. As a result of these swap agreements interest expense was increased by $0.2 million in 1995.

The estimated fair values of the Company's financial instruments are as follows:

At December 31,                                                    1995                             1994
(in millions)                                             Carrying           Fair          Carrying         Fair
                                                            Value           Value           Value           Value
Assets:
Cash and cash equivalents                                   $  238.4        $  238.4         $  18.3        $  18.3

Marketable securities - held to maturity                    $   42.5        $   42.5               -              -

Copper put options                                          $   10.0        $    6.5         $   4.6        $   0.2

Investments:
  Available-for-sale securities                             $  768.7        $  768.7         $ 455.5        $ 455.5
  Restricted investment in Grupo Mexico                         50.2             (a)           294.5            (a)
  Other                                                          3.3             (b)             1.9            (b)
                                                            --------        --------         -------        -------
     Total investments                                      $  822.2        $  768.7         $ 751.9        $ 455.5
                                                            ========        ========         =======        =======

Liabilities:
Long-term debt (excluding capital lease obligations)        $1,007.4        $1,044.6         $ 834.0        $ 825.4

Interest rate swaps                                                -        $    3.3               -              -

(a) At December 31, 1995, 56.3 million (160.5 million in 1994) shares of Asarco's investment in Grupo Mexico had restrictions limiting their sale for a period of more than one year. Accordingly, the Company has not determined the fair value of such securities.
(b) No fair value was available for these investments as they represent an interest in companies whose stock is not publicly traded. Accordingly, it is not practicable to determine the fair value of such securities.

A59

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

Marketable securities: The carrying amount and fair value are reported at amortized cost since these securities are to be held to maturity.

Put Options: Fair value is an estimate based on relevant market information such as: volatility of similar options, future prices and the contracted strike price.

Available-for-sale securities: Fair value is based on quoted market prices in accordance with SFAS No. 115.

Long-term debt: The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or the carrying value is used where a market price is unavailable.

Interest rate swaps: Fair value is based on quoted market prices.


Unaudited Quarterly Data
(in millions, except per share data)

                                        1995                                                 1994
                                        ----                                                 ----
QUARTERS           1st       2nd       3rd      4th(a)      Total      1st(b)      2nd        3rd      4th(c)     Total
                   ===       ===       ===      ======      =====      ======      ===        ===      ======     =====

Sales              $791.0    $787.5    $819.7     $799.6    $3,197.8     $442.9   $487.8      $513.0     $588.1    $2,031.8

Operating
 income (loss)     $151.2    $137.4    $166.6     $ 31.9    $  487.1     $ (5.8)  $  1.0      $(30.9)    $ 54.0    $   18.3

Net earnings       $ 65.7    $ 56.4    $ 58.3     $(11.2)   $  169.2     $ 26.6   $  5.3      $(16.1)    $ 48.2    $   64.0
(loss)

Net earnings
 (loss) per        $ 1.56    $ 1.34    $ 1.38     $ (.27)   $   4.00     $  .64   $  .13      $ (.39)    $ 1.15    $   1.53
 share

(a) Includes $79.5 after-tax charges, $122.3 pre-tax, to add to the Company's reserve for environmental matters, to provide for asset impairments and plant closures and to provide for the writedown of certain in-process inventory to net realizable value.
(b) Includes a $31.9 after-tax gain, $58.5 pre-tax, on the sale of the Company's remaining interest in Asarco Australia Limited.
(c) Includes a $30.7 after-tax charge, $45.5 pre-tax, to add to the Company's reserve for environmental matters.

A60

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ASARCO Incorporated

We have audited the accompanying consolidated balance sheets of ASARCO Incorporated and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ASARCO Incorporated and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 6 to the financial statements, Southern Peru Copper Corporation changed its method of accounting for income taxes as of January 1, 1993.


COOPERS & LYBRAND L.L.P.

1301 Avenue of The Americas
New York, New York
January 30, 1996

A61

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

                                    PART III

Items 10, 11, 12 and 13.

Reference is made to Executive Officers of Asarco and Business Experience During the Past Five Years on page A28. Information in response to the disclosure requirements specified by these items appears under the captions and pages of the 1996 Proxy Statement indicated below:

                                                                                                      Proxy Statement
                                                                                                           Pages
Item      Required Information                        Proxy Statement Section

10.       Directors and Executive                     Election of Directors
            Officers                                                                                           2-5
11.       Executive Compensation                      Executive Compensation
                                                        through Option Exercises
                                                        and Fiscal Year-End
                                                        Values                                               11-13
                                                      Retirement Plans through
                                                        Employment Agreements                                14-16
12.       Security Ownership                          Security Ownership of Certain
                                                        Beneficial Owners through
                                                        Common Stock Equivalents                               5-7
13.       Certain Relationships and Related           Certain Transactions                                      16
             Transactions.



The information referred to above is incorporated herein by reference.

A62

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

         1. Financial Statements

                The following financial statements of ASARCO Incorporated and its subsidiaries are included at the indicated pages of the document as stated below:

                                                                                                 Form 10-K
                                                                                                   Pages
                   Consolidated Statement of Earnings for the years
                     ended December 31, 1995, 1994 and 1993                                             A38

                   Consolidated Balance Sheet at December 31,
                     1995 and 1994                                                                      A39

                   Consolidated Statement of Cash Flows for the
                     years ended December 31, 1995, 1994 and 1993                                       A40

                   Consolidated Statement of Changes in Common
                     Stockholders' Equity for the years ended
                     December 31, 1995, 1994 and 1993                                                   A41

                   Notes to Financial Statements                                                    A42-A59

                   Report of Independent Accountants                                                    A60



         2.     Financial Statement Schedules

                                                                                                  Form 10-K
                                                                                                      Pages
                   Schedule II - Valuation and qualifying
                       accounts                                                                       B1-B3


Schedules other than those listed above are omitted, as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable. Any other information omitted from schedules filed has been omitted due to immateriality.

A63

         3. Exhibits

                Exhibit
                  No.

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

                  (j) Statement of Cancellation filed March 3, 1988 whereby 27,000 shares of Series A Cumulative Preferred Stock were cancelled

                  (k) Certificate of Amendment of Restated Certificate of Incorporation, as amended, filed August 7, 1989

                  (l)    By-Laws as last amended on June 26, 1991

                  4. Instruments defining the rights of security holders, including indentures

                  (a) There are currently various separate indentures, agreements or similar instruments under which long-term debt of Asarco is currently outstanding. The Registrant hereby agrees to furnish to the Commission, upon request, a copy of any of the instruments which define the rights of holders of long-term debt securities. None of the outstanding instruments represent long-term debt securities in excess of 10% of the total assets of Asarco as of December 31, 1995

                  (b) Form of Rights Agreement dated as of July 26, 1989, between the Company and First Chicago Trust Company of New York, as Rights Agent, defining the rights of shareholders under a July 1989 Shareholders' Rights plan and dividend declaration

                  (c) Rights Agreement Amendment dated as of September 24, 1992, between the Company and The Bank of New York, as Successor Rights Agent under the Rights Agreement listed above

A64

                  (d) Second Rights Agreement Amendment dated as of February 23, 1995, between the Company and The Bank of New York deleting certain special conditions relating to MIM. The effect of the amendment is to apply to MIM the same percentage ownership conditions (15%) that apply to all other shareholders.

                  (e) Indenture Agreement dated as of February 1, 1993, between the Company and Bankers Trust Company, as Trustee, covering the issuance of debt securities registered by the Company in April 1992 not to exceed $250 million

                  (f) Indenture Agreement dated as of October 1, 1994, between the Company and Chemical Bank, as Trustee, covering the issuance of debt securities registered by the Company in October 1994 not to exceed $300 million

                10.      Material Contracts

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

                  (d) Supplemental Pension Plan for Designated Mid-Career Officers, as amended through January 25, 1995

                  (e) Retirement Plan for Non-Employee Directors, as amended through January 25, 1995. Effective December 31, 1995, the Company terminated the plan for current and future directors.

                  (f) Directors' Stock Award Plan, as amended through January 27, 1993

                  (g)    Stock   Incentive   Plan   adopted  by  the   Company's
                         Shareholders on April 25, 1990 and as amended through November 29, 1995

                  (h)    Directors' Deferred Payment Plan, effective October 25,
                         1995

                  11.    Statement re Computation of Earnings Per Share

                  21.    Subsidiaries of the Registrant

                  23.    Report  of   Independent   Accountants   on   Financial
                         Statement   Schedules   and   Consent  of   Independent
                         Accountants

         The exhibits listed as 10(a) through (h) above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

(b) Reports of Form 8-K filed in the fourth quarter of 1995 and first quarter of 1996: None

(c) Exhibits - The exhibits to this Form 10-K are listed on the Exhibit Index on pages C1 through C3. Copies of the following exhibits are filed with this Form 10-K:
           10(g)  Stock Incentive Plan
           10(h)  Director's Deferred Payment Plan
           11.    Statement re Computation of Earnings Per Share
           21.    Subsidiaries of the Registrant
           23. Report of Independent Accountants on Financial Statement Schedules and Consent of Independent Accountants are included in page A66 of this Annual Report on Form 10-K.

A65

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.


Individual financial statements of subsidiaries and 50%-or-less owned persons accounted for by the equity method have been omitted because such subsidiaries and 50%-or-less owned persons considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

A66

Item 14
Exhibit 23

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and
  Stockholders of ASARCO Incorporated


Our report on the consolidated financial statements of ASARCO Incorporated and Subsidiaries has been included in this Form 10-K on page A60. In connection with our audits of such financial statements, we have also audited the related financial statement schedules which appear on pages B1 through B3 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                      COOPERS & LYBRAND L.L.P.



New York, New York
January 30, 1996



                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (File Nos. 33-45631 and 33-55993) and Form S-8 (File Nos. 2-83782, 2-67732 and 33-34606) of ASARCO
Incorporated of our report dated January 30, 1996, on our audit of the consolidated financial statements of Asarco Incorporated and Subsidiaries, which report appears on page A60 of this Annual Report on Form 10-K. Our report includes an explanatory paragraph that describes Southern Peru Copper Corporation's change in method of accounting for income taxes. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears above.

We also consent to the reference to our Firm as experts in the Prospectuses referred to in the preceding paragraph only insofar as such reference relates to our report appearing on page A60 of this Annual Report on Form 10-K and to our report on the financial statement schedules which appears above.


                                                     COOPERS & LYBRAND L.L.P.


New York, New York
March 19, 1996

A67

                                                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 1996

                                                ASARCO Incorporated
                                                    (Registrant)


                                                By /s/ Richard de J. Osborne
                                                --------------------------------
                                                (Richard de J. Osborne, Chairman
                                                   of the Board, Chief Executive
                                                   Officer and President)


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(a)          Principal Executive Officer:
             /s/ Richard de J. Osborne      Chairman of the Board
             -------------------------
             (Richard de J. Osborne)

(b)          Principal Financial Officer:

             /s/ Kevin R. Morano            Vice President and
             -------------------
             (Kevin R. Morano)                Chief Financial Officer

(c)          Principal Accounting Officer:

             /s/ William Dowd                 Controller
             ----------------
             (William Dowd)

(d)          Directors:

             /s/ Richard de J. Osborne                                         /s/ Willard C. Butcher
             -------------------------                                         ----------------------
             (Richard de J. Osborne)                                           (Willard C. Butcher)

             /s/ James C. Cotting                                              /s/ David C. Garfield
             --------------------                                              ---------------------
             (James C. Cotting)                                                (David C. Garfield)

             /s/ E. Gordon Gee                                                 /s/ Harry Holiday, Jr.
             -----------------                                                 ----------------------
             (E. Gordon Gee)                                                   (Harry Holiday, Jr.)

             /s/ James W. Kinnear III                                          /s/ Francis R. McAllister
             ------------------------                                          -------------------------
             (James W. Kinnear III)                                            (Francis R. McAllister)

             /s/ Martha T. Muse                                                /s/ Michael T. Nelligan
             ------------------                                                -----------------------
             (Martha T. Muse)                                                  (Michael T. Nelligan)

             /s/ John D. Ong                                                   /s/ James Wood
             ---------------                                                   --------------
             (John D. Ong)                                                     (James Wood)




Date: February 28, 1996

B1


                               ASARCO Incorporated

                                AND SUBSIDIARIES
                 Schedule II - Valuation and Qualifying Accounts
                                FOR THE YEAR 1995
                                 (in thousands)

        Column A             Column B                         Column C                              Column D              Column E
        --------             --------                         --------                              --------              --------

                                                              Additions                            Deductions
                                                              ---------                            ----------
                                             Charged to
                            Balance at     costs/expenses                     Charged                                    Balance at
                             beginning     or (credited)                     to other                                      end of
Description                  of period       to income       Description     accounts      Descriptions       Amount       period
-----------                  ---------       ---------       -----------     --------      ------------       ------       ------

                                                                                         Accounts and
                                                                                         notes written
Deducted from assets                                                                     off, net of
   on Balance Sheet:                                                                     recoveries             $1,125


                                                                                         Foreign currency
Allowance for                                                                            translation
     doubtful accounts:        $6,249          $2,189                                    adjustment              $(96)      $7,409
                               ======          ======                                                            =====      ======

                                                           Net amount
                                                           transferred
                                                           from
Current portion of                                         noncurrent
     reserves for closed                                   reserve for
     plants and                                            closed plants                 Current charges
     environmental                                         and                           to
     matters                  $55,946                      matters            $73,874    reserves              $76,778     $53,042
                              =======                                         =======                          =======     =======

Non-current portion of
     reserves for closed                                                                 Net amount
     plants and                                                                          transferred to
     environmental                                                                       current
     matters                  $66,458         $69,900                                    liabilities           $73,874     $62,484
                              =======         =======                                                          =======     =======

Included in caption
     "Other liabilities
     and reserves" on
     Balance Sheet
     Other                    $28,435                                                                                      $26,018
                              =======                                                                                      =======


B2

                               ASARCO Incorporated
                                AND SUBSIDIARIES
                 Schedule II - Valuation and Qualifying Accounts
                                FOR THE YEAR 1994
                                 (in thousands)

        Column A             Column B                         Column C                             Column D               Column E
        --------             --------                         --------                             --------               --------

                                                              Additions                           Deductions
                                                              ---------                           ----------
                                             Charged to
                            Balance at     costs/expenses                    Charged                                     Balance at
                             beginning     or (credited)                     to other                                      end of
Description                  of period       to income       Description     accounts      Descriptions       Amount       period
-----------                  ---------       ---------       -----------     --------      ------------       ------       ------

                                                                                        Accounts and
                                                                                        notes written
Deducted from assets                                                                    off, net of
   on Balance Sheet:                                                                    recoveries            $1,197


                                                                                        Foreign currency
Allowance for doubtful                                                                  translation
     accounts:                  $4,579           $2,525                                 adjustment            $(342)        $6,249
                                ======           ======                                                       ======        ======

                                                           Net amount
                                                           transferred
                                                           from
Current portion of                                         noncurrent
     reserves for closed                                   reserve for
     plants and                                            closed plants                Current charges
     environmental                                         and environmental            to reserves
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
                               =======                                                                                     =======


B3

                               ASARCO Incorporated
                                AND SUBSIDIARIES
                 Schedule II - Valuation and Qualifying Accounts
                                FOR THE YEAR 1993
                                 (in thousands)

        Column A             Column B                         Column C                             Column D               Column E
        --------             --------                         --------                             --------               --------

                                                              Additions                           Deductions
                                                              ---------                           ----------
                                             Charged to
                            Balance at     costs/expenses                   Charged to                                     Balance
                           beginning of    or (credited)                      other                                       at end of
Description                   period         to income       Description     accounts      Descriptions        Amount      period
-----------                   ------         ---------       -----------     --------      ------------        ------      ------

                                                                                        Accounts and
                                                                                        notes written
Deducted from assets                                                                    off, net of
   on Balance Sheet:                                                                    recoveries             $2,161

                                                                                        Net amount
Allowance for doubtful                                                                  transferred to
     accounts:                   $4,232           $2,901                                Other Assets             $393        $4,579
                                 ======           ======                                                         ====        ======

                                                           Net amount
                                                           transferred
Current portion of                                         from
     reserves for closed                                   noncurrent reserve
     plants and                                            for closed plants            Current charges
     environmental                                         and environmental            to
     matters                    $39,997                    matters           $50,665    reserves             $44,253       $46,409
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
                                =======                                                                                     =======

C1


                               ASARCO Incorporated
                                  EXHIBIT INDEX

Exhibit                                                                                                    Indexed
  No.                              Description                                                             on Page
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


C2


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

4.                   Instruments   defining  the  rights  of  security  holders,
                     including indentures

              (a)    There are currently various separate indentures, agreements or similar instruments under which long-term debt of Asarco is currently  outstanding.  The Registrant hereby agrees to furnish to the Commission,  upon request,  a copy of any of the  instruments  which  define  the  rights of  holders of
                     long-term  debt   securities.   None  of  the   outstanding
                     instruments  represent  long-term debt securities in excess of 10% of the total  assets of  Asarco as of  December  31,
                     1995

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

              (d)    Second Rights Agreement  Amendment dated as of February 23,
                     1995, between the Company and The Bank of New York (Filed as an Exhibit to the Company's report on Form 8-K filed on February 24, 1995, and incorporated herein by reference)

              (e) Indenture Agreement dated as of February 1, 1993 between the Company and Bankers Trust Company, as Trustee, covering the issuance of debt securities registered by the Company in April 1992, not to exceed $250 million (Filed as an Exhibit to the Company's 1992 Annual Report on form 10-K and incorporated herein by reference)


C3

                               ASARCO Incorporated
                                  EXHIBIT INDEX

Exhibit                                                                                                     Indexed
  No.                                                Description                                            on Page

              (f) Indenture agreement dated as of October 1, 1994 between the Company and Chemical Bank, as Trustee covering the issuance of debt securities registered by the Company in October
                     1994, not to exceed $300 million (Filed as an Exhibit to the Company's registration statement on Form S-3 filed on October 12, 1994, and incorporated herein by reference)

10.           Material Contracts

              (a)    Stock  Option  Plan as last  amended on  November  30, 1994
                     (Filed as an Exhibit to the Company's 1994 Annual Report on
                     Form 10-K and incorporated herein by reference)

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

              (d)    Supplemental   Pension  Plan  for   Designated   Mid-Career
                     Officers,  as amended through January 25, 1995 (Filed as an
                     Exhibit to the  Company's  1994 Annual  Report on Form 10-K
                     and incorporated herein by reference)

              (e)    Retirement  Plan for  Non-Employee  Directors,  as  amended through January 25, 1995.  Effective December 31, 1995, the
                     Company   terminated   the  plan  for  current  and  future
                     directors.  (Filed  as an  Exhibit  to the  Company's  1994
                     Annual  Report  on Form  10-K and  incorporated  herein  by reference)

              (f)    Directors' Stock Award Plan, as amended through January 27,
                     1993  (Filed as an Exhibit  to the  Company's  1992  Annual
                     Report on Form 10-K and incorporated herein by reference)

              (g)    Stock Incentive Plan adopted by the Company's  Shareholders
                     on April 25,  1990,  as last amended on November 29, 1995                               C9-C16

              (h)    Director's  Deferred  Payment Plan,  effective  October 25,
                     1995                                                                                   C17-C21

11.           Statement re Computation of Earnings Per Share                                                  C4

21.           Subsidiaries of the Registrant                                                                 C5-C8

23. Report of Independent Accountants on Financial Statement Schedules and Consent of Independent Accountants are included on page A66 of this Annual Report on Form 10-K.

Report on Form 11-K relating to the Savings Plan for Salaried Employees of ASARCO Incorporated and Participating Subsidiaries is to be filed by amendment on Form 10-K/A.

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.

C4


Exhibit 11 Statement re Computation of Earnings per Share


This calculation is submitted in accordance with regulation S-K item 601(b)(11).


Fully Diluted Earnings per Common Share
(in thousands, except per share amounts)

                                                                                   For the years ended December 31,

                                                                                1995              1994             1993
                                                                                ----              ----             ----
Net earnings (loss) applicable to common stock before cumulative
    effects of changes in accounting principles                                 $169,153           $64,034         $(70,676)
      Cumulative effect of changes in accounting principles                            -                 -           86,295
                                                                                --------           -------         --------
Net earnings (loss) applicable to common stock                                  $169,153           $64,034         $ 15,619
                                                                                ========           =======         ========


Weighted average number of common shares outstanding                              42,326            41,905           41,594
      Shares issuable from assumed excercise of Stock Options                        132                91                7
                                                                                 -------           -------          -------
Weighted average number of common shares outstanding, as adjusted
                                                                                  42,458            41,996           41,601
                                                                                 =======           =======          =======

Fully diluted earnings per share:
    Net earnings (loss) applicable to common stock before cumulative
      effects of changes in accounting principles                                  $3.98             $1.52          $ (1.70)
         Cumulative effect of changes in accounting principles                         -                 -             2.08
                                                                                  ------            ------          -------
    Net earnings (loss) applicable to common stock                                 $3.98             $1.52          $   .38
                                                                                   =====             =====          =======

Primary earnings per share:
    Net earnings (loss) applicable to common stock before cumulative
      effect of changes in accounting principles                                   $4.00             $1.53          $ (1.70)
         Cumulative effect of changes in accounting principles                         -                 -             2.08
                                                                                   -----             -----          -------
    Net earnings (loss) applicable to common stock                                 $4.00             $1.53          $   .38
                                                                                   =====             =====          =======


C5

                                                                                                Percentage of
                                                                                              voting securities           Key to
                                                                                                owned or other            notes
                                        Name of Company                                        bases of control           below

         PARENTS:  None

         Registrant:  ASARCO Incorporated                                                                                  (A)

         SUBSIDIARIES AND OTHER ASSOCIATED COMPANIES:

1        Air Resources Corporation (Delaware)                                              100.0                           (A)
2        Alta Mining and Development Company (Utah)                                         62.4                           (C)
3        American Limestone Company, Inc. (Delaware)                                       100.0                           (A)
4        American Smelting and Refining Company (New Jersey)                               100.0                           (C)
5        AR Mexican Explorations Inc. (Delaware)                                           100.0                           (A)
6           Compania Minera Real de Las Lomas, S.A. de C.V. (Mexico)                           100.0                       (A)
7           Minera San Bernardo, S.A. de C.V. (Mexico)                                         100.0                       (A)
8           Minera Santa Regina, S.A. de C.V. (Mexico)                                         100.0                       (A)
9        AR Mexican Holdings, Inc. (Delaware)                                              100.0                           (A)
10          AR Specialty Chemicals, S. A. de C.V. (Mexico)                                     100.0                       (A)
11            Enthone-OMI de Mexico S.A. de C.V. (Mexico)                                           100.0                  (A)
12              Rafco Kemicals S.A. de C.V. (Mexico) (See 48)                                            17.0            (B) (E)
13       AR Silver Bell, Inc. (Delaware)                                                   100.0                           (A)
14          Silver Bell Mining, L.L.C. (Delaware)                                               75.0                       (C)
15       AR Montana Corporation (Delaware)                                                 100.0                           (A)
16       Asarco Arizona, Inc. (Delaware)                                                   100.0                           (A)
17       Asarco Australian Holdings, Inc. (Delaware)                                       100.0                           (A)
18          M.I.M. Holdings Limited (Australia)                                                 15.1                     (B) (E)
19       Asarco (Delaware) Incorporated (Delaware)                                         100.0                           (A)
20          Grupo Mexico, S.A. de C.V. (Mexico) (See 28 & 100)                                   2.4                     (B) (E)
21       Asarco Exploration Company, Inc. (New York)                                       100.0                           (A)
22          ASARCO Guyane Francaise S.A.R.L.                                               100.0                           (A)
23       Asarco Exploration Company of Canada, Limited
           (Canada)                                                                        100.0                           (A)
24       Asarco Finance Limited (Bermuda)                                                  100.0                           (C)
25       Asarco International Corporation (Delaware)                                       100.0                           (A)
26       Asarco International Corp. FSC (Virgin Islands)                                   100.0                           (A)
27       Asarco de Mexico (Delaware) Inc.                                                  100.0                           (A)
28          Grupo Mexico, S.A. de C.V. (Mexico) (See 20 & 100)                                   0.09                    (B) (E)
29       Asarco Oil and Gas Company, Inc. (New York)                                       100.0                           (A)
30       Asarco Peruvian Exploration Company (Delaware)                                    100.0                           (A)
31       ASARCO Santa Cruz, Inc. (Delaware)                                                100.0                           (A)
32          Covington Land Company (Delaware)                                                  100.0                       (A)
33          CP Water Company (Arizona)                                                          50.0                       (A)
34       Asarco Trans-Ural Company (Delaware)                                              100.0                           (A)
35          Asarco Aginskoe, Inc. (Delaware)                                                   100.0                       (A)
36       BioTrace Laboratories, Incorporated (Utah)                                        100.0                           (A)
37       Bridgeview Management Company, Inc. (New Jersey)                                  100.0                           (A)
38       Compania Minera Asarco, S.A. (Chile)                                              100.0                           (A)
39       Copper Basin Railway, Inc. (Delaware)                                              45.0                         (B) (D)
40       Domestic Realty Company, Inc. (Montana)                                           100.0                           (A)
41       Encycle, Inc. (Delaware)                                                          100.0                           (A)
42          Hydrometrics, Inc. (Delaware)                                                      100.0                       (A)
43          Encycle/Texas, Inc. (Delaware)                                                     100.0                       (A)
44       Enthone, Incorporated (New York)                                                  100.0                           (A)
45          Ionic International Inc. (Michigan)                                                100.0                       (A)
46          Meltex, Inc. (Japan)                                                                16.25                    (B) (D)
47            Enthone-OMI (Singapore) Pte. Ltd. (Singapore)                                           8.0                  (A)
            (See 92)
48          Rafco Kemicals, S.A. de C.V. (Mexico) (See 12)                                      34.0                     (B) (E)
49       Enthone-OMI, Inc. (Delaware)                                                      100.0                           (A)

C6


Form 10-K

Item 14.    (c) Exhibit 21    Subsidiaries of the Registrant

                                                                                               Percentage of
                                                                                             voting securities           Key to
                                                                                               owned or other            notes
                                        Name of Company                                       bases of control           below


         SUBSIDIARIES AND OTHER ASSOCIATED COMPANIES, cont'd:


50        Ebara-Udylite Co., Ltd. (Japan)                                                      45.0                     (B) (D)
51        Electroplating Engineers of Japan Ltd. (Japan)                                       25.0                     (B) (D)
         (See 82)
52            Alpha Metals of Japan (Japan)                                                         50.0                (B) (D)
53            Electroplating Engineers S.A. (Switzerland)                                           24.0                (B) (D)
             (see 55)
54          Enthone-OMI (Benelux) B.V. (The Netherlands)                                      100.0                       (A)
55            Electroplating Engineers S.A. (Switzerland)                                           20.0                (B) (D)
             (see 53)
56            Enthone-OMI (France) S.A. (France) (See 60)                                           28.5                  (A)
57          Enthone-OMI (Canada) Inc. (Ontario, Canada)                                       100.0                       (A)
58          Enthone-OMI (Deutschland)GmbH (Germany)                                            75.0                       (A)
59           IMASA B.V. (The Netherlands)                                                     100.0                       (A)
60          Enthone-OMI (France) S.A. (France) (See 56)                                        71.5                       (A)
61          Enthone-OMI Holdings (U.K.) Ltd. (United                                       82.41                          (A)
           Kingdom) (see 75)
62            AMZA Ltd. (Israel)                                                                    33.3                (B) (D)
63            Enthone-OMI Marketing (Europe) Ltd. (United                                          100.0                  (A)
              Kingdom)
64            Enthone-OMI (U.K.) Limited (United Kingdom)                                     100.0                       (A)
65            L.P.W. Chemie GmbH (Germany)                                                          49.0                (B) (D)
66              Blasberg Oberflaechentechnik GmbH (Germany)                                            100.0              (A)
67              Galvano Production Chemie GmbH (Germany)                                               100.0              (A)
68              Nihon LPW K.K. (Japan)                                                                   5.0            (B) (E)
69          Enthone-OMI (Hong Kong) Company Limited (Hong                                       5.5                       (A)
           Kong) (See 89)
70          Enthone-OMI (Italia) S.p.A. (Italy) (See 76)                                       51.6                       (A)
71          Enthone-OMI K.K. (Japan)                                                          100.0                       (A)
72          Enthone-OMI (Sverige) A.B. (Sweden)                                               100.0                       (A)
73              IMASA Kemi A.B. (Sweden)                                                      100.0                       (A)
74          Finima S.A. (France)                                                              100.0                       (A)
75           Enthone-OMI Holdings (U.K.) Ltd. (United                                            17.59                    (A)
             Kingdom) (See 61)
76            Enthone-OMI (Italia) S.p.A. (Italy) (See 70)                                          48.4                  (A)
77            Imasa A.G. (Switzerland)                                                              40.0                (B) (D)
78            Internacional de Manufacturas Asociadas, S.A.                                        100.0                  (A)
             (Spain)
79              Walmanick S.A. (Spain)                                                                   4.7            (B) (E)
80              Westbridge S.A. (Spain)                                                                  4.7            (B) (E)
81          OMI Holding S.A. (Switzerland)                                                    100.0                       (A)
82            Electroplating Engineers of Japan Ltd. (Japan)                                        25.0                (B) (D)
             (See 51)
83            Enthone-OMI (Suisse) S.A. (Switzerland)                                              100.0                  (A)
84          OMI International Corporation (Delaware)                                          100.0                       (A)
85            Enthone-OMI (Australia) Pty. Ltd. (Victoria,                                         100.0                  (A)
              Australia)
86            Enthone-OMI (Austria) GmbH (Austria)                                                 100.0                  (A)
87            Enthone-OMI (Espana) S.A. (Spain)                                                    100.0                  (A)

C7


Form 10-K

Item 14.    (c) Exhibit 21    Subsidiaries of the Registrant

                                                                                               Percentage of
                                                                                             voting securities           Key to
                                                                                               owned or other            notes
                                        Name of Company                                       bases of control           below

         SUBSIDIARIES AND OTHER ASSOCIATED COMPANIES, cont'd:


88            Enthone-OMI (Europe) Corporation (Delaware)                                          100.0                  (A)
89            Enthone-OMI (Hong Kong) Company Limited (Hong                                         94.5                  (A)
            Kong) (See 69)
90              Hua-Mei Electroplating Technology Company Ltd.                                          45.0            (B) (D)
              (People's Rep.of China)
91              Hua-Mei (Tianjin) Electroplating Technology                                             45.0            (B) (D)
                 Company, Ltd.
92            Enthone-OMI (Singapore) Pte. Ltd. (Singapore)                                         60.0                  (A)
              (See 47)
93              Enthone-OMI (Malaysia) SDN BHD (Malaysia)                                              100.0              (A)
94       Federal Mining and Smelting Company (Idaho)                                      100.0                           (A)
95       Federated Metals Canada Limited (Canada)                                         100.0                           (A)
96          Federated Genco Limited (Canada)                                                   60.0                     (B) (D)
97       Federated Metals Corporation (New York)                                          100.0                           (A)
98          Lone Star Lead Construction Corp. (New York).                                     100.0                       (C)
99       Geominerals Insurance Company, Ltd. (Bermuda)                                    100.0                           (A)
100      Grupo Mexico, S.A. de C.V. (Mexico) (See 20 & 28)                                 21.1                         (B) (E)
101      Lac d'Amiante du Quebec, Ltee (Delaware)                                         100.0                           (A)
102         LAQ Canada, Ltd. (Delaware)                                                            100.0                  (A)
103      Mines Trading Company Limited (United Kingdom)                                   100.0                           (A)
104      Mining Development Company (Delaware)                                            100.0                           (A)
105         Puya Raymondi Empresa Minera S.A. (Bolivia)                                        70.0                       (A)
106      Minto Explorations Ltd. (British Columbia)                                        32.1
107      Mission Exploration Company (Delaware)                                           100.0                           (A)
108           Lesarco, Inc. (Phillipines)                                                      30.0
109      NCBR, Inc. (Delaware)                                                            100.0                           (A)
110      Neptune Mining Company (Delaware)                                                 52.2                         (B) (D)
111      Northern Peru Mining Corporation (Delaware)                                      100.0                           (A)
112      Silver Valley Resources Corporation (Delaware)                                    50.0                           (A)
113      Southern Peru Copper Corporation (Delaware)                                       54.0                           (A)
114         Southern Peru Limited (Delaware)                                              100.0                           (A)
115      The International Metal Company (New York)                                       100.0                           (A)
116      Tulipan Company, Inc. (Delaware)                                                  63.0                         (B) (E)


C8

                                      NOTES

(A)Included in financial statements of Registrant and consolidated subsidiaries at December 31, 1995, filed as part of this Form 10-K.

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


(E)M.I.M. and Grupo Mexico are carried on the cost method. Effective January 1, 1995, Asarco consolidated the financial results of SPCC in its financial statements. Previously, SPCC was accounted for under the equity method.

C9

                                  Exhibit 10(g)

                               ASARCO INCORPORATED

                              STOCK INCENTIVE PLAN
                      as last amended on November 29, 1995


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

C10

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

C11

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

C12

         (g) An option may be execised only if at all times during the period beginning with the date of the granting of the option and ending on the date of such exercise, the grantee was an employee of either the Company or of a parent or subsidiary of the Company or of another corporation referred to in Section 422A(a)(2) of the Code, unless such continuous employment is terminated by such employer, or by retirement under a retirement plan of the Company or a subsidiary, or otherwise terminated with the written consent of the employer. If such continuous employment is so terminated, the option may also be exercised within a period to be provided in the option or by agreement with the grantee of an option not to exceed three years after such termination of continuous employment, but in no event later than the termination date of the option. If the grantee should die at any time when the option, or any portion thereof, shall be exercisable by him, the option will be exercisable within a period provided for in the option or by agreement with the grantee of the option, not to exceed the three years next succeeding his death, by the person or persons to whom his rights under the option shall have passed by will or by the laws of descent and distribution, but in no event at a date later than the termination of the option.

         (h) The option by its terms shall be personal and shall not be transferable by the optionee otherwise than by will or by the laws of descent and distribution. During the lifetime of an optionee, the option shall be exercisable only by him.

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

C13

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

         (d) Shares of restricted stock shall be forfeited and revert to the Company upon the recipient's termination of employment during the restriction period for any reason other than death, permanent disability or, to the extent determined by the Committee, retirement under a retirement plan of the Company or a subsidiary except to the extent the Committee, at its sole discretion, finds that such forfeiture might not be in the best interest of the Company and, therefore, waives all or part of the application of this provision to the restricted stock held by such recipient.
         (e) Each recipient of shares of restricted stock hereunder may, but need not, be issued one or more stock certificates in respect of such shares of restricted stock. Stock certificates for shares of restricted stock shall be registered in the name of the recipient but shall be appropriately legended and returned to the Company by the recipient, together with a stock power, endorsed in blank by the recipient. As the Committee, in its discretion, may deem appropriate, in lieu of the issuance of certificates for any shares of restricted stock during the applicable restriction period, a "book entry" (i.e., a computerized or manual entry) may be made in the records of the Company, or its designated agent, to evidence the ownership of such shares of restricted stock in the name of the applicable recipient. Such records of the Company or such agent shall, absent manifest error, be binding on all recipients of restricted stock hereunder. The recipient of shares of restricted stock hereunder, whether issued in certificated or book-entry form, shall be entitled to vote such shares of restricted stock and shall be entitled to all dividends paid thereon, except that dividends paid in Common Stock or other property shall also be subject to the same restrictions.

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

C14

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

C15

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

C16

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

C17

                                  Exhibit 10(h)


                               ASARCO Incorporated

                        DIRECTORS' DEFERRED PAYMENT PLAN
                            Adopted October 25, 1995



         Section  1.   Effective   Date.   The  effective  date  of  the  ASARCO
Incorporated Directors' Deferred Payment Plan (the "Plan"), is October 25, 1995.

         Section 2. Eligibility. Any Director of ASARCO Incorporated (the "Company") elected to the Board of Directors after October 25, 1995 and who is not an employee of the Company is eligible to participate in the Plan. The following transitional provisions shall apply to participation in the Plan by the Company's Directors elected prior to October 25, 1995 who are not Company employees.

                  2.1 Directors with ten or more years of Board service as of the date hereof shall continue to be eligible to receive benefits under the ASARCO Incorporated Retirement Plan for Non-Employee Directors (the "Directors' Retirement Plan"). Such Directors shall not participate in the Plan except as to the amount of any credits to the Plan reallocated from the Directors' Retirement Plan pursuant to Section 2.4 below.

                  2.2 Directors with at least five years but less than ten years of Board service as of the date hereof shall be eligible to accrue benefits under the Plan commencing January 1, 1996 until December 31 of the year in which they attain their tenth Board service anniversary date, or such earlier or later date as would cause the sum of such Director's credited years of service under the Directors' Retirement Plan plus months of credited service under the Plan to equal ten full years of service. Such Directors shall continue to be eligible to accrue benefits under the Directors' Retirement Plan to the extent such benefits are accrued for benefit computation purposes as of December 31, 1995, and may reallocate Directors' Retirement Plan benefits to this Plan pursuant to Section 2.4 below.

                  2.3 Directors with less than five years of Board service as of December 31, 1995 shall receive an initial credit under the Plan equal to 75 percent of the current annual cash retainer for Directors times the number of years (rounded to the nearest quarter of a year) of Board service as of December 31, 1995. Such Directors shall thereafter be eligible to receive benefits under the Plan through their tenth year of Board service (that is, until their tenth anniversary date). Such Directors shall not be eligible for any benefits under the Directors' Retirement Plan.

C18

                  2.4 All directors who would have vested benefits as of December 31, 1995 under the Directors' Retirement Plan (at least five years of Board service) will be entitled to reallocate to their account in the Deferred Payment Plan by an election made on or prior to December 31, 1995 the lump-sum present value of their accrued pension benefit as of December 31, 1995. For purposes of computing the lump sum present value of accrued pension benefits at December 31, 1995 and to discount such amount if it is reallocated to the Deferred Payment Plan prior to December 31, 1995, a discount rate of 6 percent per annum, the 10-year Treasury bill interest yield rate as in effect on October 25, 1995 will be used.

                           Any such election, once made, shall terminate an electing director's benefits under the Directors' Retirement Plan.

                  2.5 Directors who commence Board service after December 31, 1995 shall be eligible to receive benefits under the Plan through their tenth year of Board service (that is, until their tenth anniversary date).

         Section 3. Deferred Payment Account. A deferred payment account shall be established for each eligible Director. Each such Director's deferred payment account shall consist of a stock equivalent subaccount and, if the Director elects to participate in the U.S. Treasury bond equivalent described below, a bond equivalent subaccount.

         Section 4. Amount of Deferral. The Company shall credit an amount equal to 75 percent of a Director's annual cash retainer (currently $17,250 which is 75 percent of $23,000) to the participant's deferred payment account. These credits will be made at the time of each quarterly payment made of a Director's annual cash retainer for years beginning January 1, 1996.

         Section 5. Time of Credit. Credits to the participant's deferred payment accounts shall be made by the Company on each date when the Company pays the Director's annual cash retainer. Amounts reallocated from the Directors' Retirement Plan to this Plan pursuant to Section 2.4 hereof shall be credited to the Director's account on the date the Director's election is made pursuant to
Section 2.4.

         Section 6. Stock Election. At least 50 percent of each Director's deferred payment account shall be credited to the stock equivalent subaccount. A Director may elect in writing that additional amounts, in increments of 25 percent, of the deferred payment account shall be credited to his stock equivalent subaccount.

         An election by a Director under this Section 6 must be received by the Company prior to January 1 of the calendar year during which the election is to be effective and shall be irrevocable for the entire year. Such election shall remain in effect for subsequent years unless changed prior to the January 1 of any such subsequent year. If no such election is made, amounts credited to the deferred payment account shall be allocated 100 percent to the stock equivalent subaccount.

         A bookkeeping entry shall be made on the number of whole shares of Company Common Stock which could be purchased at "fair market value" as defined below in this Section with the amount credited to such stock equivalent subaccount on the date as of which such credit is made except that for amounts reallocated to this Plan from the Directors' Retirement Plan, such fair market value shall be determined at the average of the high and low prices on New York Stock Exchange - Composite Transactions on the date of the Director's election pursuant to Section 2.4.

         The stock equivalent subaccount also shall be credited on each dividend payment date with a bookkeeping entry indicating the number of additional whole shares which could be purchased with the dividend on the shares previously credited to the stock equivalent subaccount.

C19

         Any deferred payment amounts which are insufficient to permit the crediting of a whole share of Company Common Stock and any amounts which would represent cash dividends on Company Common Stock credited to a stock equivalent subaccount shall be carried as a cash balance bookkeeping entry in such stock subaccount. At such time as the cash balance equals at least the fair market value of one share of Company Common Stock, the cash balance bookkeeping entry shall be converted to an entry representing the number of additional whole shares of Company Common Stock which could be purchased at fair market value with such balance. No interest shall be credited on any such stock equivalent subaccount cash balance.

         For purposes of this Section 6, "fair market value" of a share of Company Common Stock shall mean the average of the high and low prices of a single share of Company Common Stock as reported by the Wall Street Journal for New York Stock Exchange - Composite Trading for each of the five trading days next preceding the day as of which such value is to be determined.

         No election may be made to have amounts previously credited to a Director's bond equivalent subaccount credited instead to his or her stock equivalent subaccount, and no election may be made to have amounts previously credited to a Director's stock equivalent subaccount credited instead to a bond equivalent subaccount except that a Director who has elected pursuant to Section 9 or Section 12 to receive annual installments may, at least six months prior to the date such payments would commence or at least six months prior to the effective date of election elect to transfer on the date such payments commence the fair market value of the entire stock equivalent subaccount to the bond equivalent subaccount. Following retirement, a Director may, by written notice at least 30 days prior to any annual installment payment date, elect to transfer any entire remaining balance in the stock equivalent subaccount to the bond equivalent subaccount.

         The stock equivalent subaccounts shall be adjusted to reflect any stock split, stock dividend, recapitalization, merger, consolidation, reorganization or other similar change in the Company's Common Stock.

         Section 7. Bond Equivalent Subaccount. Each bond equivalent subaccount will be credited with interest from the date of initial credit until payment as follows. The bond equivalent subaccount will be credited at the end of each calendar quarter with interest at the yield rate for U.S. Treasury debt obligations with a 10-year maturity effective for the last business day in each quarter. Amounts so credited will be added to the balance in such subaccount.

         Section 8. Value of Deferred Payment Accounts. The value of each participant's deferred payment account shall include the amount which is credited to a Director's bond equivalent subaccount, the interest credited on such amount pursuant to Section 7, the value of any shares of Company Common Stock credited to the Director's stock equivalent subaccount and the cash balance credited to such stock equivalent subaccount, all with respect to the amount deferred pursuant to Section 4 and the amount, if any, reallocated from the Directors' Retirement Plan pursuant to Section 2.4, and less any payments made under Section 9.

         Section 9. Payment of Deferred Compensation. The value of a participant's bond equivalent subaccount and stock equivalent account shall be payable solely in cash. All payments of a participant's deferred compensation account shall be made in a lump sum or in annual installments in accordance with an election made by the participant. In all cases payment shall be made on the date of termination of services as a Director unless payment on the next January 15 or annual installments are elected.

         If a lump sum payment is elected, the participant shall have the right to elect at least one year prior to the year of payment that all or part of such lump sum payment shall be made on the January 15 next following the year on which such lump sum payment would otherwise occur.

C20

         If annual installments are elected, such payments shall be made in accordance with the participant's election. The amount of the first payment attributable to the bond equivalent subaccount shall be a fraction of the value of the participant's bond equivalent subaccount, the numerator of which is one and the denominator of which is the total number of installments elected, and the amount of each subsequent payment shall be a fraction of the value (including interest earned) on the date preceding each subsequent payment, the numerator of which is one and the denominator of which is the total number of installments elected minus the number of installments previously paid.

         The amount of the first payment attributable to the stock equivalent subaccount shall be a fraction of the value of the participant's stock equivalent subaccount (based upon the fair market value of the stock determined under Section 6 plus any cash balance), the numerator of which is one and the denominator of which is the number of installments elected, and the amount of each subsequent payment shall be a fraction of the redetermined value of the participant's stock equivalent subaccount, the numerator of which is one and the denominator of which is the total number of installments elected minus the number of installments previously paid.

         If one lump sum payment is elected, such payment shall be made on the date designated in accordance with the participant's election.

         Section 10. Changes in Election. At least one year prior to the calendar year in which payments would otherwise commence, a participant may request the Company, subject to the discretion of the Company, (i) to change his or her election with respect to the time of payments of his or her bond equivalent subaccount and/or (ii) to change his or her election with respect to the time of payments of his or her stock equivalent subaccount in connection with his or her retirement or termination as a Director, provided, that no such change may accelerate the time of the initial payment date of any deferred amount.

         Section 11. Designation of Beneficiary. A participant may designate a beneficiary by giving written notice to the Company. Attention: Secretary. If no beneficiary is designated, the beneficiary will be the participant's estate. If more than one beneficiary statement has been filed, the beneficiary designated in the statement bearing the most recent date will be deemed the valid beneficiary.

         Section 12. Death of Participant or Beneficiary. In the event of a participant's death before he or she has received all of the deferred payments to which he or she is entitled hereunder, the value of the participant's deferred payment account shall be paid to the estate or designated beneficiary of the deceased participant in one lump sum on the first January 15 or July 15 following such date of death, or as soon as reasonably possible after such January 15 or July 15, unless the participant has elected to continue without change the schedule for payment of benefits.

         If the distribution is to be made to a beneficiary and such beneficiary dies before such distribution has been made, the amount of the distribution will be paid to the estate of the beneficiary in one lump sum.

         Section 13. Participant's Rights Unsecured. The right of any participant to receive payments under the provisions of the Plan shall be contractual in nature only, however, the Company reserves the right to establish a trust to provide an alternative source of benefit payments under the Plan, the assets of which shall be subject to the claims of the Company's general creditors in the event of bankruptcy or insolvency only. Any payments paid from such trust shall reduce the amount of benefits owed by the Company.

         Section  14.   Statement  of  Account.   Statements  will  be  sent  to
participants by the end of February of each year as to the value of their deferred payment accounts as of the end of December of the preceding year.

C21

         Section 15. Assignability. No right to receive payments hereunder shall be transferable or assignable by a participant or beneficiary, except by will or by the laws of descent and distribution.

         Section 16. Participation in Other Plans. Nothing in the Plan will affect any right which a participant may otherwise have to participate in any other retirement plan or agreement which the Company may have now or hereafter.

         Section 17. Amendment. This Plan may at any time or from time to time be amended, modified or terminated by the Board of Directors of the Company. No amendment, modification or termination shall, without the consent of a participant, adversely affect such participant's balances in his or her deferred payment account.

         Section 18. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.