Form 10-Q
period 1996-03-31
ASARCO INC
filed 1996-05-14
CIK 7649

1996
                                  First Quarter
                                    Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996            Commission file number 1-164
                  --------------                                   -----





                               ASARCO Incorporated
                               -------------------
             (Exact name of registrant as specified in its charter)



           New Jersey                                         13-4924440
- -------------------------------                            ---------------
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)



     180 Maiden Lane, New York, N.Y.                                10038
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



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

As of April 30, 1996 there were outstanding 42,691,035 shares of Asarco Common Stock, without par value.

                               ASARCO Incorporated
                                and Subsidiaries


                               INDEX TO FORM 10-Q



                                                                                             Page No.

Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Consolidated Statement of Earnings
  Three Months Ended March 31, 1996 and 1995                                                     2

Consolidated Balance Sheet
  March 31, 1996 and December 31, 1995                                                           3

Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1996 and 1995                                                     4

Notes to Consolidated Financial Statements                                                      5-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                            8-11

Report of Independent Accountants                                                               12


Part II.  Other Information:

Item 1.  Legal Proceedings                                                                     13-14

Item 4.  Submission of Matters to a Vote of
         Security Holders                                                                       15

Signatures                                                                                      16

Exhibit I - Independent Accountants' Awareness Letter

                               ASARCO Incorporated
                                and Subsidiaries

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)


                                                                                         3 Months Ended
                                                                                            March 31,
                                                                                   1996                   1995
                                                                                         (in thousands)

Sales of products and services                                                   $718,010               $791,007

Operating costs and expenses:
  Cost of products and services                                                   554,643                570,086
  Selling, administrative and other                                                33,116                 33,009
  Depreciation and depletion                                                       30,703                 31,631
  Research and exploration                                                          6,903                  5,110
                                                                                  -------                -------

  Total operating costs and expenses                                              625,365                639,836
                                                                                  -------                -------


Operating income                                                                   92,645                151,171
Interest expense                                                                  (22,100)               (18,903)
Other income                                                                       11,069                  7,819
Gain on sale of interest in Silver Bell                                            11,083                      -
                                                                                 --------               --------

Earnings before taxes on income, minority interests and equity
    earnings                                                                       92,697                140,087
Taxes on income                                                                    32,627                 43,377
Minority interests in net earnings of consolidated subsidiaries                   (24,617)               (31,369)
Equity in earnings of nonconsolidated associated companies,
    net of taxes                                                                      232                    371
                                                                                 --------               --------

Net earnings                                                                     $ 35,685               $ 65,712
                                                                                 ========               ========

Per share amounts:

Net earnings (a)                                                                 $    .84               $   1.56
                                                                                 ========               ========

Cash dividends                                                                   $   0.20               $   0.10

Weighted average number of shares outstanding                                      42,618                 42,154


(a)      The effect on the  calculation  of net earnings per common share of the
         Company's   Common  Stock   equivalents   (shares   under  option)  was
         insignificant.



The accompanying notes are an integral part of these financial statements.

                               ASARCO Incorporated
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                           March 31,             December 31,
                                                                                             1996                    1995
                                                                                                    (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                                                                  $ 265,409              $ 238,400
  Marketable securities                                                                             42                 42,493
  Accounts and notes receivable, net                                                           473,152                514,368
  Inventories                                                                                  365,198                360,861
  Other assets                                                                                  50,477                 60,480
                                                                                             ---------              ---------
  Total current assets                                                                       1,154,278              1,216,602


Investments:
  Cost and available-for-sale                                                                  785,238                822,152
  Equity                                                                                        59,751                 61,758
Property                                                                                     4,255,350              4,209,177
Accumulated depreciation and depletion                                                      (2,125,131)            (2,098,911)
Intangible and other assets                                                                    126,352                115,945
                                                                                            ----------             ----------
  Total Assets                                                                              $4,255,838             $4,326,723
                                                                                            ==========             ==========

LIABILITIES
Current liabilities:
  Bank loans                                                                                $   18,273             $   29,451
  Current portion of long-term debt                                                             42,089                 29,826
  Accounts payable                                                                             315,027                329,977
  Salaries and wages                                                                            26,950                 33,815
  Taxes on income                                                                               63,419                103,282
  Reserve for closed plant and environmental matters                                            55,293                 53,042
  Other current liabilities                                                                     43,538                 72,254
                                                                                             ----------             ---------
     Total current liabilities                                                                 564,589                651,647
                                                                                             ----------             ---------

Long-term debt                                                                               1,099,195              1,062,588
Deferred income taxes                                                                          199,205                211,270
Reserve for closed plant and environmental matters                                              49,319                 62,484
Postretirement benefit obligations other than pensions                                          96,469                 95,125
Other liabilities and reserves                                                                  70,378                 72,225
                                                                                             ---------              ---------
     Total non-current liabilities                                                           1,514,566              1,503,692
                                                                                             ---------              ---------

MINORITY INTERESTS                                                                             465,901                463,900
                                                                                             ---------              ---------

COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                                               605,141                599,777
Unrealized gain on securities reported at fair value                                           107,687                131,600
Retained earnings                                                                              997,954                976,107
                                                                                            ----------             ----------
  Total Common Stockholders' Equity                                                          1,710,782              1,707,484
                                                                                            ----------             ----------

  Total Liabilities, Minority Interests and Common Stockholders' Equity
                                                                                            $4,255,838             $4,326,723
                                                                                            ==========             ==========



(a)  Common shares: authorized 80,000; outstanding:                                             42,659                 42,571


The accompanying notes are an integral part of these financial statements.

                               ASARCO Incorporated
                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                3 Months Ended
                                                                                                   March 31,
                                                                                            1996               1995
                                                                                                (in thousands)

OPERATING ACTIVITIES

Net earnings                                                                                  $35,685           $ 65,712
Adjustments to reconcile net earnings to net cash provided from operating activities:
   Depreciation and depletion                                                                  30,703             31,631
   Provision (benefit) for deferred income taxes                                                5,879             12,051
   Treasury stock used for employee benefits                                                    2,053              1,608
   Undistributed equity (earnings) losses                                                         894                322
    (Gain) on sale of interest in Silver Bell                                                 (11,083)                 -
   Net (gain) loss on sale of investments and property                                            (78)              (452)
   Increase (decrease) in reserve for closed plant and environmental matters                  (10,914)           (22,535)
   Minority interests                                                                          24,617             31,369
   Cash provided from (used for) operating assets and
     liabilities, net of the consolidation of SPCC:
      Accounts and notes receivable                                                            40,793              2,693
      Inventories                                                                              (5,432)            15,478
      Accounts payable and accrued liabilities                                                (60,522)           (36,798)
      Other operating assets and liabilities                                                  (34,950)            (9,298)
      Foreign currency transaction (gains) losses                                              (1,301)            (2,256)
                                                                                             --------           --------

Net cash provided from operating activities                                                    16,344             89,525
                                                                                             --------           --------

INVESTING ACTIVITIES

Capital expenditures                                                                          (51,710)           (76,347)
Sale of securities, investments and property                                                      692                867
Sale of available-for-sale securities                                                          11,442              6,230
Sale of interest in Silver Bell                                                                15,000                  -
Proceeds from held-to-maturity investments                                                     42,453             40,523
Purchase of available-for-sale securities                                                     (11,202)            (6,708)
Purchase of held-to-maturity investments                                                           (2)           (33,676)
Purchase of investments                                                                        (1,674)            (1,396)
Consolidation of the opening cash balance of SPCC                                                   -             93,348
                                                                                             --------           --------

Net cash provided from investing activities                                                     4,999             22,841
                                                                                             --------           --------

FINANCING ACTIVITIES

Debt incurred                                                                                  47,319              9,990
Debt repaid                                                                                    (9,623)           (16,890)
Net treasury stock transactions                                                                   200               (236)
Distributions to minority interests                                                           (25,602)           (12,791)
Dividends to common stockholders                                                               (8,525)            (4,216)
                                                                                             --------           --------
Net cash provided from (used for) financing activities                                          3,769            (24,143)

Effect of exchange rate changes on cash                                                         1,897                135
                                                                                             --------           --------
Increase (decrease) in cash and cash equivalents                                               27,009             88,358
Cash and cash equivalents at beginning of period                                              238,400             18,321
                                                                                             --------           --------
Cash and cash equivalents at end of period                                                   $265,409           $106,679
                                                                                             ========           ========


The accompanying notes are an integral part of these financial statements.

                               ASARCO Incorporated
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (unaudited)


A. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain conforming reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the
         Company's independent accountants. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 annual report on Form 10-K.

B.       Inventories were as follows:
         (in millions)

                                                                                       March 31,         Dec. 31,
                                                                                          1996             1995
           Inventories of smelters and refineries at lower of LIFO cost or market        $ 14.1            $ 12.9
           Provisional cost of metals received from suppliers for which prices
                have not yet been fixed                                                    56.1              34.0
           Mine inventories at lower of FIFO cost or market                                99.2             111.1
           Metal inventory at lower of average cost or market                              28.8              35.2
           Materials and supplies at lower of average cost or market                      141.0             139.1
           Other                                                                           26.0              28.6
                                                                                         ------            ------
                Total                                                                    $365.2            $360.9
                                                                                         ======            ======

         At March 31, 1996, replacement cost exceeded inventories carried at LIFO cost by approximately $137.5 million (December 31, 1995 - $136.8 million).


C.       Hedging activities:

         At March 31, 1996 the Company had copper put options with an average strike price of 99.3 cents per pound covering 123,018 tons or approximately 48% of its expected domestic copper production for the remaining nine months of 1996. The cost of acquiring these puts was $4.9 million. Copper put options with an average strike price of $1.00 per pound covering 19,511 tons or approximately 6% of its expected domestic copper production for 1997 were acquired at a cost of $1.1 million.

         In addition at March 31, 1996, SPCC had copper put options with an average strike price of 95.0 cents per pound covering 94,248 tons or approximately 38% of its expected copper production for the remaining nine months of 1996 at a cost of $2.5 million. In April 1996, SPCC purchased put options with an average strike price of 95 cents per pound covering 31,664 tons of copper or approximately 38% of expected first quarter 1997 production at a cost of $0.7 million.

         At March 31, 1996 the spot rate for copper was $1.16 and $1.17 per pound on the London Metal Exchange and the New York Commodity Exchange, respectively.

D.       Supplemental disclosures of cash flow information:
         (in millions)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       1996             1995
                                                                                       ----             ----
          Cash paid for:
            Interest expense (net of amounts capitalized)                             $ 19.5            $ 17.8
            Income taxes (net of refunds)                                             $ 65.2            $  9.5

E. The Company's first quarter 1996 results include an $11.1 million pre-tax gain ($7.2 million after-tax) on the sale of a 25% interest in its Silver Bell project to Mitsui & Co., Ltd.

F. The consolidated effective tax rate increased in the first quarter of 1996 as compared to the first quarter of 1995 because SPCC, which is subject to a higher effective tax rate, contributed a greater percentage of total consolidated earnings.

G.       Contingencies and Litigation

         The Company is a defendant in lawsuits in Arizona brought by Indian tribes and some other Arizona water users contesting the right of the Company and numerous other individuals and entities to use water and, in some cases, seeking damages for water usage and contamination of ground water. The lawsuits could potentially affect the Company's use of water at its Ray Complex, Mission Complex and other Arizona operations. The Company and certain subsidiaries are defendants in sixteen class and non-class lawsuits in Texas seeking substantial compensatory and punitive damages for personal injury and contamination of property allegedly caused by present and former operations, primarily in Texas, and product sales of the Company and its subsidiaries.

         The Company and two subsidiaries, at March 31, 1996, are defendants in 891 lawsuits brought by 9,350 primary and 4,619 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos, as well as three lawsuits for removal or containment of asbestos-containing products in structures. Two of these lawsuits allege class action claims on behalf of wide classes of persons, the majority of whom are not yet known to have asbestos related injuries. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.A subsidiary of SPCC, the Company, other present and former corporate shareholders of the subsidiary of SPCC and certain other companies are defendants in a lawsuit in U.S. District Court in Corpus Christi, Texas brought in September 1995 by 698 Peruvian plaintiffs seeking damages for personal injury and property damage allegedly caused by the operations of SPCC's subsidiary in Peru. Plaintiffs have filed a notice of appeal from the United States District Court order dismissing the complaint and from an earlier order of that court denying plaintiffs' motion to remand the case to state court.

         On March 22, 1996 the United States government filed an action in United States District Court in Boise, Idaho against the Company and three other mining companies under CERCLA and the federal Clean Water Act for alleged natural resource damages to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over approximately the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for remediation of the area. The Company believes, and has been advised by its outside legal counsel, that it has strong legal defenses to the lawsuit.

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

         In connection with the sites referred to above, as well as at other closed plants and sites where the Company is working with the EPA and state agencies to resolve environmental issues, the Company has made reasonable estimates, where possible, of the extent and cost of necessary remedial action and damages. As a result of feasibility studies, public hearings, engineering studies and discussions with the EPA and similar state agencies, for sites where it is probable that liability has been incurred and the amount of cost could be reasonably estimated, the Company recorded charges to earnings in the fourth quarter of 1995 of $59.2 million and in 1994 of $51.2 million. In addition, the Company recorded a charge to earnings in the fourth quarter of 1995 of $10.7 million related to legal and other costs related to the termination of lead refining at its Omaha, Nebraska plant. Reserves for closed plants and environmental matters total $104.6 million at March 31, 1996. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures charged to these reserves for the three months ended March 31, 1996 and 1995 were $13.2 million and $22.9 million, respectively.

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


H. Impact of New Accounting Standard: The Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995. In accordance with this pronouncement, the Company has a choice of adopting the accounting provisions of SFAS No. 123 or continuing its current accounting with additional disclosure required. The Company has elected the disclosure only alternative and will continue its current accounting.


I. Subsequent Event: On May 14, 1996, the Company sold its entire 15% interest in M.I.M. Holdings Limited for US$331.2 million. The sale will result in an after-tax gain of $39.0 million ($60.1 million pre-tax) to be reported in the second quarter 1996 financial statements.

                                  Part I Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company reported net earnings of $35.7 million, or $.84 per share, for the first quarter ended March 31, 1996, compared with net earnings of $65.7 million, or $1.56 per share, for the first quarter of 1995. Results for the first quarter of 1996 include an after-tax gain of $7.2 million on the sale of a 25% interest in the Company's Silver Bell project in February 1996. The reduction in operating results was primarily attributable to lower copper prices in the first quarter of 1996, partially offset by lower costs and higher production rates.

The Company's earnings in the first quarter of 1996 were significantly affected by the decline in copper prices when compared with the first quarter of 1995. The decline in the price of copper reduced the Company's net earnings by an estimated $40 million including the impact lower copper prices had on both provisionally priced sales made in the fourth quarter of 1995 as well as sales made in the first quarter of 1996. Additionally, earnings in the first quarter of 1996 were affected by a charge for the uninsured portion of the repair cost of the electric slag cleaning furnace at the Company's Hayden, Arizona copper smelter which was damaged in January of 1996.

The Company's beneficial interest in mined copper production in the first quarter of 1996 was 251.4 million pounds, an increase of 22%. The increase is attributable to higher production at the Company's Mission and Ray mines and at SPCC which is 54% owned by the Company. The Company increased its interest in SPCC in April 1995 by purchasing an additional 10.7% interest which also contributed to the increase in beneficial mine production.

Production at the Company's Ray mine increased 17% in the first quarter of 1996 as compared to the first quarter of 1995 as a result of full operations of the Hayden concentrator which had been curtailed during the accelerated development program undertaken at Ray from mid 1994 to mid 1995. In addition, the Company's beneficial interest in production at SPCC was up 52% in the first quarter of 1996 as compared to the first quarter of 1995 reflecting the Company's increased ownership as well as a full quarter of production from SPCC's new SX/EW facility which began production in the fourth quarter of 1995.

Sales: Sales in the first quarter of 1996 were $718.0 million, compared with $791.0 million in the first quarter of 1995. The decrease in sales reflected the lower copper price partially offset by increased specialty chemicals sales.

                                                                                       Three Months Ended
Metal Sales Volume:                                                                         March 31,
- ------------------
                                                                                     1996              1995
                                                                                     ----              ----
Copper     (000s pounds)
  Asarco                                                                             264,800            257,600
  SPCC (2)                                                                           169,000            127,200
                                                                                     -------            -------
  Consolidated                                                                       433,800            384,800

  Asarco Beneficial Interest                                                         353,200            312,600

Lead       (000s pounds)
  Asarco                                                                              83,000             99,400

Silver     (000s ounces)
  Asarco                                                                               7,952              9,576
  SPCC (2)                                                                               819                667
                                                                                      ------            -------
  Consolidated                                                                         8,771             10,243

  Asarco Beneficial Interest                                                           8,380              9,864

Zinc       (000s pounds)(1)
  Asarco                                                                              57,900             57,200

Molybdenum (000s pounds)(1)
  Asarco                                                                               1,542              1,331
  SPCC (2)                                                                             1,867              1,892
                                                                                      ------             ------
  Consolidated                                                                         3,409              3,223

  Asarco Beneficial Interest                                                           2,518              2,148

(1) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents pounds of zinc and molybdenum metal contained in those concentrates.

(2) The minority interest in SPCC represented by Labor Shares in its Peruvian Branch resulted in Asarco having a beneficial interest in SPCC of 43.2%. Effective April 5, 1995, Asarco's equity ownership of SPCC increased to 63% and its beneficial interest increased to 52.1%. Effective December 31, 1995, Asarco's equity ownership of SPCC was 54% and its beneficial interest was 52.3% reflecting the effects of SPCC's completed labor share exchange offer.


Average Metal Prices:

Prices for the Company's metals are established principally on the New York Commodity Exchange ("COMEX") or the London Metal Exchange ("LME").

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  1996             1995
                                                                                  ----             ----
Copper     (per pound - COMEX)                                                    $ 1.18          $  1.38
Copper     (per pound - LME)                                                        1.17             1.33
Lead       (per pound - LME)                                                         .35              .28
Silver     (per ounce - Handy & Harmon)                                             5.54             4.70
Zinc       (per pound - LME)                                                         .47              .49
Molybdenum (per pound - Metals Week Dealer Oxide)                                   4.07            13.77

                                                           9

Hedging/Price Risk: Depending on the metal market fundamentals and other conditions, the Company may enter into forward sales or purchase options to reduce or eliminate the risk of metal price declines on its anticipated future production. Put options purchased by the Company establish a minimum price for the production covered by such put options and permit the Company to participate in price increases above the strike price of such put options. At March 31, 1996, the Company had copper put options with an average strike price of 99.3 cents per pound covering 123,018 tons or approximately 48% of Asarco's expected domestic copper production for the remaining nine months of 1996. The cost of acquiring these puts was $4.9 million. Copper put options with an average strike price of $1.00 per pound covering 19,511 tons or approximately 6% of Asarco's expected 1997 domestic copper production were acquired at a cost of $1.1 million.

In addition, at March 31, 1996 SPCC had copper put options with an average strike price of 95.0 cents per pound covering 94,248 tons or approximately 38% of its expected copper production for the remaining nine months of 1996 at a cost of $2.5 million.

Forward sales establish a selling price for future production at the time they are entered into, thereby eliminating the risk of declining prices but also eliminating potential gains on price increases. Synthetic put options are established by entering into a forward sale and purchasing a call option for the same quantity of the relevant metal and for the time period relating to such forward sale. The forward sale establishes a minimum price that will be realized, while the call option permits the Company to participate in price increases. The Company has acquired synthetic copper put options with an average strike price of $1.04 per pound covering 19,842 tons or approximately 6% of its 1997 domestic copper production at a cost of $2.8 million.

The pre-tax earnings effect of the Company's derivative and anticipatory hedging activities, net of transaction costs, are as follows:

                               Hedging Activities
                                 (in thousands)
                                                                              Three Months Ended
                                                                                   March 31,
                     Metal                                                     1996              1995
                     -----                                                     ----              ----

                     Copper                                                 $(1,304)           $ (735)
                     Zinc                                                          -              (39)
                     Silver                                                        -              (37)
                     Lead                                                          -              (14)
                                                                            --------           -------
                        Net Gain (Loss)                                     $(1,304)           $ (825)
                                                                            ========           =======

Cost of Products & Services: Cost of products and services were $554.6 million in the first quarter of 1996, compared with $570.1 million in the first quarter of 1995. The decrease in costs reflected the lower price and volume of outside copper purchases partially offset by higher costs in specialty chemicals due to increased sales volumes.

Other Expenses: Selling, administrative and other costs were $33.1 million in the first quarter of 1996 and $33.0 million in the first quarter of 1995. Depreciation and depletion expense decreased to $30.7 million for the first quarter of 1996 from $31.6 million in the first quarter of 1995 primarily due to increased ore reserves at SPCC. Research and exploration expense increased to $6.9 million for the first quarter of 1996 from $5.1 million in the first quarter of 1995 primarily due to increased foreign gold exploration.

Nonoperating Items: Interest expense in the first quarter ended March 31, 1996 was $22.1 million compared with $18.9 million in the first quarter of 1995. The increase reflected a higher debt level and lower capitalized interest due to the completion of the SPCC solvent extraction/electrowinning plant (SX/EW). The SX/EW facility began production in the fourth quarter of 1995. Other income increased by $3.3 million primarily due to increased interest income at SPCC as a result of higher cash balances.
                                                           10

The Company's first quarter 1996 results also include an $11.1 million pre-tax gain ($7.2 million after-tax) on the sale of a 25% interest in its Silver Bell project to Mitsui & Co., Ltd. for $15.0 million.

Taxes on Income: The consolidated effective tax rate increased in the first quarter of 1996 as compared to the first quarter of 1995 because SPCC, which is subject to a higher effective tax rate, contributed a greater percentage of total consolidated earnings.

Cash Flows: Net cash provided from operating activities was $16.3 million in the first quarter of 1996, compared to $89.5 million in the first quarter of 1995. The decrease reflected lower earnings and payments of taxes and employee participation payments accrued in 1995 and paid in the first quarter of 1996. This was partially offset by a decrease in cash used for closed plants and environmental matters. The decrease in accounts receivable was due to lower copper prices partially offset by higher volume.

Net cash provided from investing activities was $5.0 million in the first quarter of 1996, compared with $22.8 million in the first quarter of 1995. The decrease reflects the consolidation of SPCC's opening cash balance in 1995 offset by lower capital expenditures, lower purchases of held-to-maturity securities, and proceeds of $15.0 million from the sale of a 25% interest in the Company's Silver Bell project in 1996. Held-to-maturity securities represent liquid investments, principally held by SPCC, with maturities of greater than three months. The Company invested in marketable securities maturing in less than 90 days in the first quarter of 1996. The decrease in capital expenditures in 1996 reflects decreased spending at SPCC, due to the completion of the SX/EW facility in the fourth quarter of 1995.

Cash provided from financing activities of $3.8 in 1996 as compared to cash used for financing activities of $24.1 in 1995 reflects additional borrowings of $47.0 million by SPCC, partially offset by higher dividends paid.

Liquidity and Capital Resources: At March 31, 1996, the Company's debt as a percentage of total capitalization was 34.8%, compared with 34.1% at December 31, 1995. Consolidated debt at the end of the first quarter 1996 was $1,160.0 million compared with $1,121.9 million at the end of 1995. Additional indebtedness permitted under the terms of the Company's credit agreements totaled $433.5 million at March 31, 1996.

In 1996, Asarco filed a universal shelf registration statement with the Securities and Exchange Commission covering the future issuance of equity and debt securities which when combined with an existing universal shelf registration totals $300 million. Asarco has no immediate plans to issue securities at this time and the registration is intended to provide the Company with financial flexibility to access the market when conditions are appropriate.

The Company expects that it will meet its cash requirements for 1996 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

In April, the Board of Directors declared a quarterly dividend on the common stock of 20 cents per share payable June 3, 1996 to stockholders of record at the close of business on May 8, 1996.

Impact of New Accounting Standards: Impact of New Accounting Standard: The Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995. In accordance with this pronouncement, the Company has a choice of adopting the accounting provisions of SFAS No. 123 or continuing its current accounting with additional disclosure required. The Company has elected the disclosure only alternative and will continue its current accounting.

COOPERS & LYBRAND L.L.P.






                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:


We have reviewed the accompanying interim condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of March 31, 1996 and the interim condensed consolidated statements of earnings and cash flows for the three month periods ended March 31, 1996 and 1995. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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





                                                   Coopers & Lybrand L.L.P.




New York, New York
April 22, 1996, except as to Note I,
which is as of May 14, 1996

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

1. On March 22, 1996 the United States government filed an action in United States District Court in Boise, Idaho against the Company and three other mining companies under CERCLA and the federal Clean Water Act for alleged natural resource damages to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over approximately the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for remediation of the area. The Company believes, and has been advised by its outside legal counsel, that it has strong legal defenses to the lawsuit.

2. Asarco and two of its wholly-owned subsidiaries, Lac d'Amiante du Quebec, Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Form 10-K for 1995 and prior years. As of March 31, 1996, there were pending against Asarco and its subsidiaries 891 lawsuits brought by 9,350 primary and 4,619 secondary plaintiffs in 23 states seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. As of March 31, 1996, LAQ, Asarco and Capco have settled or have been dismissed from a total of 5,542 asbestos personal injury lawsuits brought by approximately 65,736 primary and 43,462 secondary plaintiffs.

3. With respect to the Mayor of Tacna lawsuit against a subsidiary of Southern Peru Copper Corporation ("SPCC"), a 54%-owned subsidiary of the Company, reported on Form 10-K for 1995, on May 3, 1996, the Superior Court of Tacna, Peru affirmed the lower court's dismissal. The lawsuit sought $100 million in damages from alleged harmful deposition of tailings, slag and smelter emissions. There is generally no further right of appeal; however, the Peruvian Supreme Court may grant discretionary review on limited issues in exceptional cases. On April 29, 1996 a subsidiary of SPCC was served with a complaint filed in Peru by approximately 800 former employees challenging the accounting of the subsidiary's Peruvian Branch and its allocation of financial results to the Mining Community, the former legal entity representing workers in Peruvian mining companies, in the 1970s. Similar allegations were made in a prior lawsuit which was dismissed in September 1995. The new complaint seeks the delivery of a substantial number of labor shares of the Peruvian Branch of the subsidiary, plus dividends.

4. In March 1996, the Company received a notice from the United States Department of Agriculture-Forest Service that it may be potentially liable for environmental remediation at a site on the border of Montana and Idaho where the Company had operated a former mine and mill.

5. With respect to the litigation in Nueces County, Texas involving the neighborhoods around the Company's Corpus Christi, Texas property, reported on Form 10-K for 1995, on April 11, 1996 a fourth action was filed in Nueces County on behalf of four persons who own property in, but do not reside in, the neighborhoods. The action seeks a declaration that the Company is obligated to remediate plaintiffs' property, an injunction against operations at the Corpus Christi property that allegedly contribute to the contamination of plaintiffs' property, and compensatory and punitive damages.

6. With respect to the litigation pending in various Texas State District Courts involving claims of personal injury and property damages due to alleged exposure to arsenic that the Company sold to a former pesticide manufacturing plant in Hunt County, Texas, reported on Form 10-K for 1995, during the first quarter of 1996 the Company received notice that it had been named as one of a number of defendants in three additional lawsuits filed in Texas State District Courts by or on behalf of approximately 100 persons.

7. In March 1996, the Company received a notice from the Environmental Protection Agency ("EPA") relating to alleged solid waste violations at its El Paso, Texas smelter in 1994 and 1995. EPA is seeking a civil penalty of $202,160. The Company is cooperating with the agency to resolve these issues.

8. With respect to compliance with the lead State Implementation Plan ("SIP") at the Company's Omaha plant, reported on Form 10-K for 1995, the Company has appealed to a state District Court a provision of the proposed final SIP that would allow the state to hold the Company responsible for exceedences of the SIP regardless of whether the Company is the cause of the exceedence.

9. With respect to the National Pollution Discharge Elimination System permit application at the Company's East Helena plant, reported on Form 10-K for 1995, pending final issuance of the permit, the Company is complying with discharge limitations imposed by an EPA Administrative Order.

10. With respect to the action pending in New Jersey state court in Essex County brought by the owner of property leased to a subsidiary of the Company, reported on Form 10-K for 1995, since the agreement in principle was reached, additional issues have arisen. Negotiations between the parties are continuing.

11. With regard to the notice received in January 1994 alleging violations of the Resource Conservation and Recovery Act by a contractor performing abrasive-blasting at the Company's El Paso, Texas smelter, reported on Form 10-K for 1995, the Company and the contractor have settled this matter by agreeing to perform certain remediation and paying a fine of $80,000 to the EPA.

Item 4 - Submission of Matters to a Vote of Security Holders


At the annual meeting of stockholders of the Company held on April 24, 1996, stockholders were asked to elect three directors (the remaining directors continue to serve in accordance with their previous election, with the exception of Harry Holiday, Jr., who has retired and did not stand for re-election), to approve the selection of auditors for 1996, to vote on a proposal to adopt a 1996 Stock Incentive Plan, and to vote on a proposal to adopt an Incentive Compensation Plan for Senior Officers.

Votes cast in the election of directors were as follows:

Names                                                                            Number of Shares
                                                                             For                Withheld

Willard C. Butcher                                                         34,580,904              253,430
Martha T. Muse                                                             34,560,490              273,844
Richard de J. Osborne                                                      34,590,439              243,895

Stockholders approved the selection of auditors as follows:

               For                                    Against                  Abstain

               34,669,550                             98,031                   66,753

The proposal to adopt a 1996 Stock Incentive Plan was approved as follows:

               For                                    Against                 Abstain

               21,462,341                             9,376,754               235,558


The proposal to adopt an Incentive Compensation Plan for Senior Officers was approved as follows:

               For                                    Against                 Abstain

               32,329,872                             1,802,190               286,618

There were 3,759,681 "broker nonvotes" relating to the 1996 Stock Incentive Plan proposal, and 415,654 "broker nonvotes" relating to the Incentive Compensation Plan for Senior Officers proposal, cast at the meeting: that is, brokers holding shares in nominee name for beneficial owners were not permitted under applicable regulations to vote on the matters presented at the annual meeting in the absence of any instructions from the beneficial owners after timely delivery to them of soliciting proxy materials.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ASARCO Incorporated
                                             (Registrant)




Date:   May 10, 1996                      /s/ Kevin R. Morano
                                          -------------------
                                          Kevin R. Morano
                                          Vice President, Finance and
                                          Chief Financial Officer



Date:   May 10, 1996                      /s/ William Dowd
                                          ----------------
                                          William Dowd
                                          Controller

                                                                  Exhibit I

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated April 22, 1996, except as to Note I, which is as of May 14, 1996 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 and included in this Form 10-Q for the quarter ended March 31, 1996 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, and 33-34606) and Form S-3 (File Nos. 33-45631, 33-55993 and 333-02359). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                                   Coopers & Lybrand L.L.P.




New York, New York
May 14, 1996