Form 10-K/A
period 1995-12-31
ASARCO INC
filed 1996-06-27
CIK 7649

ASARCO Incorporated

                                                    FORM 10-K/A
                                                 December 31, 1995


                                                       INDEX

                                                                                       Page
                                                                                      Number

FORM 10-K/A                                                                              i


ITEM 14                                                                                  ii


EXHIBIT INDEX                                                                          C1-C4


FORM 11-K                                                                             C22-C35


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                1995 FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission file number 1-164


                               ASARCO Incorporated
                               -------------------
             (Exact name of registrant as specified in its charter)



         New Jersey                                        13-4924440
- -------------------------------                         -------------------
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
           -----------------------------------------------------------

                                                 Name of each exchange on
      Title of each class                            which registered
- -------------------------------                  ------------------------
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

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:
- ------------------------------------------------------------------

Part III: Proxy statement in connection with the Annual Meeting to be held on April 24, 1996.

Part IV:   Exhibit index is on pages C1 through C4.

                      ASARCO Incorporated and Subsidiaries

                                   FORM 10-K/A
                                December 31, 1995



The undersigned registrant hereby amends the 1995 Annual Report on Form 10-K as set forth in the pages attached hereto to add the information, financial statements and exhibits required by Form 11-K filed with respect to the Savings Plan of ASARCO Incorporated and Participating Subsidiaries pursuant to Rule 15d-21.

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


                                                ASARCO Incorporated


                                                By  /s/  K. R. Morano
                                                         ------------
                                                         K. R. Morano
                                                         Vice President and
                                                         Chief Financial Officer


Date:  June 26, 1996

                                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

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

                                       C1

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

              (f)    Directors' Stock Award Plan, as amended through January 27,
                     1993  (Filed as an Exhibit  to the  Company's  1992  Annual
                     Report on Form 10-K and incorporated herein by reference)

              (g)    Stock Incentive Plan adopted by the Company's  Shareholders on April 25,  1990,  as C9-C16 last amended on November 29,
                     1995                                                                                    C9-C16

              (h)    Director's  Deferred  Payment Plan,  effective  October 25,
                     1995                                                                                    C17-C21

11.           Statement re Computation of Earnings Per Share                                                  C4

21.           Subsidiaries of the Registrant                                                                 C5-C8

                                                        C3

                               ASARCO Incorporated
                                  EXHIBIT INDEX

Exhibit                                                                                                     Indexed
  No.                              Description                                                              on Page

23. Report of Independent Accountants on Financial Statement Schedules and Consent of Independent Accountants are included on page A66 of this Annual Report on Form 10-K.

99.           Report on Form 11-K  relating  to the  Savings  Plan for  Salaried
              Employees of ASARCO  Incorporated and Participating  Subsidiaries.                            C22-C35


Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.


                                                        C4

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               ------------------


                                    FORM 11-K

                               ------------------


                                  ANNUAL REPORT


                        PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               ------------------


                            Commission File No. 1-164


                               ------------------


                   For the fiscal year ended December 31, 1995



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

                           December 31, 1995 and 1994

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries


                                      INDEX

                                                                                                     Page
                                                                                                    Number

Report of Independent Accountants                                                                     C23

Statement of Net Assets Available for
 Benefits, with Fund Information at December 31, 1995                                                 C24

Statement of Net Assets Available for
 Benefits, with Fund Information at December 31, 1994                                                 C25

Statement of Changes in Net Assets Available
 for Benefits, with Fund Information for the year ended
 December 31, 1995                                                                                    C26

Notes to Financial Statements                                                                       C27-C32

Supplemental Schedules:
  Form 5500 Item 27a*-Schedule of Assets Held
   for Investment Purposes at December 31, 1995                                                       C33

  Form 5500 Line 27d*-Schedule of Reportable
   Transactions for the year ended December 31, 1995                                                  C34

Consent of Independent Accountants                                                                    C35



   * Refers to item number in Form 5500 ("Annual Return/Report of Employee Benefit Plan") filed with the Department of Labor for the plan year ended December 31, 1995.


                                       C22

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                 -------------


To the Savings Plan Committee of ASARCO Incorporated and Participating Subsidiaries:


We have audited the accompanying statements of net assets available for benefits of the Savings Plan of ASARCO Incorporated and Participating Subsidiaries (the "Plan") as of December 31, 1995 and 1994, and the related statement of changes in net assets available for benefits for the year ended December 31, 1995. These financial statements are the responsibility of the Plan administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1995 and 1994 and the changes in net assets available for benefits for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules, as listed in the index on page C22, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the accompanying statements of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the statements of net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                       COOPERS & LYBRAND L.L.P.


New York, New York
June 14, 1996


                                       C23

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries

      Statement of Net Assets Available for Benefits, with Fund Information at December 31, 1995
                             (dollars in thousands)

                                                                                                            Non-Prtcpnt
                                                 Participant Directed                                         Dirctd
                -------------------------------------------------------------------------------------------   ------

                 Vanguard  Asarco   Vanguard Vanguard            Vanguard  Vanguard   Vangrd Vangrd           Asarco
                  Index    Common   Mny Mrkt Fix Inc   Vanguard   Index      U.S.     Windsr  Bond             Common
                Trust 500   Stock   Rsrv Prm  Secrts   Wellngtn  Ext Mrkt   Growth      II    Index   Loan    Stock
ASSETS:          Portflio   Fund    PrtflIo    Fund      Fund      Fund      Fund      Fund   Fund    Fund     Fund      Total
                 --------   ----    --------   ----      ----      ----      ----      ----   ----    ----     ----      -----


Investments, at
   fair value:

ASARCO Common              $2,494                                                                            $21,838    $24,332
   Stock (cost
   $19,784)
Shares of
   registered
   investment
   companies:
Vanguard Money
   Market                      15  $19,078                                                                       129     19,222
   Reserves
   Prime
   Portfolio
   (cost
   approximates
   market)
Vanguard Index
   Trust 500     $23,328                                                                                                 23,328
   Portfolio
  (cost $17,258)
Vanguard Fixed
   Income
   Securities                                 $8,958                                                                      8,958
  Fund - Short
   Term U.S.
   Treasury
   Portfolio
   (cost $8,845)
Vanguard                                                $8,333                                                            8,333
   Wellington
   Fund (cost
   $7,086)
Vanguard Index
   Extended                                                       $2,093                                                  2,093
   Market Fund
   (cost $1,736)
Vanguard U.S.                                                               $2,358                                        2,358
   Growth Fund
   (cost $1,897)
Vanguard                                                                             $6,697                               6,697
   Windsor II
   Fund (cost
   $5,749)
Vanguard Bond                                                                                   $382                        382
   Index Fund
   (cost $370)
Loans to Partcpnts                                                                                    $4,303              4,303
                  -----     -----   -----      -----     -----     -----     -----    -----     ----- ------  ------      -----

     Total        23,328    2,509   19,078     8,958     8,333     2,093     2,358    6,697      382   4,303  21,967    100,006
   Investments
Contributions
   Receivable:
  Participant        145       21       87        58        83        32        29       74        2                        531
  Company                                                                                                        187        187
Interest                                                                                                  26                 26
   Receivable
Loans Receivable      48        6       28        18        20         6         9       21            (157)       1
                  ------    -----  -------    ------    ------    ------    ------   ------     -----  ------   ----    -------
 TOTAL ASSETS     23,521    2,536   19,193     9,034     8,436     2,131     2,396    6,792      384   4,172  22,155    100,750
                  ------    -----  -------    ------    ------    ------    ------   ------     -----  -----  ------    -------

NET ASSETS
   AVAILABLE
   FOR PLAN
   BENEFITS      $23,521   $2,536  $19,193    $9,034    $8,436    $2,131    $2,396   $6,792     $384  $4,172 $22,155   $100,750
                 =======   ======  =======    ======    ======    ======    ======   ======    =====  ====== =======   ========



   The accompanying notes are an integral part of these financial statements.

                                       C24

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries
      Statement of Net Assets Available for Benefits, with Fund Information at December 31, 1994
                             (dollars in thousands)

                                                                                                               Non-Partcpnt
                                                  Participant Directed                                          Directed
                ---------------------------------------------------------------------------------------------   --------

                          Vanguard   Asarco   Vanguard  Vanguard            Vangrd   Vangrd    Vangrd            Asarco
                  Fixed     Index    Common   Mny Mrkt  Fixd Inc  Vanguard  Ind Ext   U.S.     Windsor           Common
                 Income   Trust 500 Stock     Rsrv Prm  Securts   Wellngtn  Market   Growth      II      Loan    Stock
ASSETS:           Fund    Portfolio   Fund    Prtfolio    Fund      Fund     Fund     Fund      Fund     Fund     Fund      Total
                  ----    ---------   ----    --------    ----      ----     ----     ----      ----     ----     ----      -----

Investments, at
   fair value:

ASARCO
   Common                            $2,499                                                                     $18,341    $20,840
   Stock
 (cost
   $18,522)
Guaranteed
   Annuity         $836                                                                                                        836
   Contract (at
   cost plus
   accrued
   interest)
Shares of
   registered
   investment
   companies:
Vanguard Money
   Market         1,013                  11   $16,907                                                                79     18,010
   Reserves
   Prime
   Portfolio
   (cost
   approximates
   market)
Vanguard Index
   Trust 500               $16,850                                                                                          16,850
   Portfolio
   (cost
   $16,006)
Vanguard Fixed
   Income
   Securities                                            $8,372                                                              8,372
   Fund -
   Short  Term
   U.S.
   Treasury
   Portfolio
   (cost $8,734)
Vanguard                                                           $5,660                                                    5,660
   Wellington
   Fund (cost
   $5,870)
Vanguard Index                                                              $1,264                                           1,264
   Extended
   Market Fund
   (cost $1,292)
Vanguard U.S.                                                                        $1,302                                  1,302
   Growth Fund
   (cost $1,278)
Vanguard                                                                                       $3,953                        3,953
   Windsor II
   Fund (cost
   $4,209)
Loans to Partcpnts                                                                                       $3,750              3,750
                  -----      -----    -----     -----     -----     -----    -----    -----     ------   ------  ------      -----
       Total      1,849     16,850    2,510    16,907     8,372     5,660    1,264    1,302     3,953     3,750  18,420     80,837
   Investments
Contributions
   Receivable:
  Participant                  139       21        84        65        81       28       20        65                          503
  Company                                                                                                           182        182
Interest                                                                                                     19                 19
   Receivable
Loans Receivable                36        6        22        16        30        6        4        16     (136)
                  -----     ------    -----    ------     -----     -----    -----    -----     -----     -----  ------     ------
  TOTAL ASSETS    1,849     17,025    2,537    17,013     8,453     5,771    1,298    1,326     4,034     3,633  18,602     81,541
                  -----     ------    -----    ------     -----     -----    -----    -----     -----     -----  ------     ------


NET ASSETS
   AVAILABLE
   FOR PLAN
   BENEFITS      $1,849    $17,025   $2,537   $17,013    $8,453    $5,771   $1,298   $1,326    $4,034    $3,633 $18,602    $81,541
                 ======    =======   ======   =======    ======    ======   ======   ======    ======    ====== =======    =======



   The accompanying notes are an integral part of these financial statements.

                                       C25

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries Statement of Changes in Net Assets Available for Benefits, with Fund Information for the year ended December 31, 1995
                             (dollars in thousands)

                         Vanguard   Asarco  Vangrd   Vangrd             Vanguard  Vangrd  Vanguard  Vanguard
                 Fixed     Index    Common  Mny Mkt  Fxd Inc Vanguard   Ind Extd   U.S.    Windsor    Bond
                 Income  Trst 500   Stock   Rsr Prm  Secrts  Wellngtn    Market   Growth     II      Index      Loan
ADDITIONS:        Fund   Portflio    Fund   Portfl    Fund      Fund      Fund     Fund     Fund      Fund      Fund      Total
                  ----   --------    ----   -------   ----      ----      ----     ----     ----      ----      ----      -----

Investment
   Income
   Net
     Appreciation            $5,703  $2,851              $460    $1,580      $417    $502    $1,319       $11              $12,843
     (Depreciation)
     in the Fair
     Value of
     Investments
  Dividends                     531     532   $1,052      543       404        59      96       385        11                3,613
  Interest            $1                                                                                           $268        269
                    ----      -----   -----    -----    -----     -----     -----    ----     -----     -----     -----     ------
    Total              1      6,234   3,383    1,052    1,003     1,984       476     598     1,704        22       268     16,725

Contributions
  Participants                1,760     274    1,045      732     1,015       377     315       849        10                6,377
  Company                             2,261                                                                                  2,261

Loan Repayments                 554     116      324      228       292        77      91       256         2    (1,940)

Transfer from                    34      50       25        7        31        35      19        30                  26        257
   other plan

Interfund         (1,848)      (123)   (745)    2,152    (531)       17        10     268       448       352
                 -------      -----  ------    -----    -----     -----      ----    ----     -----      ----    ------     ------
   transfers
     TOTAL        (1,847)     8,459   5,339    4,598    1,439     3,339       975   1,291     3,287       386    (1,646)    25,620
   ADDITIONS

DEDUCTIONS
  Withdrawals          2      1,278   1,696    1,510      629       559        76     122       338         2       192      6,404
  Loans                         686      92      845      229       173        62      99       191              (2,377)
  Other                          (1)     (1)      63                (58)        4                                                7
                    ----     ------   -----    -----    -----     -----     -----    ----     -----     -----     -----      -----
  TOTAL DEDUCTIONS     2      1,963   1,787    2,418      858       674       142     221       529         2    (2,185)     6,411
                    ----     ------   -----    -----    -----     -----     -----    ----     -----     -----    ------      -----


Net Increase      (1,849)     6,496   3,552    2,180      581     2,665       833   1,070     2,758       384       539     19,209
   (Decrease)

NET ASSETS
   AVAILABLE
   FOR PLAN
   BENEFITS,
   BEGINNING OF
   YEAR            1,849     17,025  21,139   17,013    8,453     5,771     1,298   1,326     4,034               3,633     81,541
                   -----     ------  ------   ------    -----     -----     -----   -----     -----      ----     -----     ------

NET ASSETS
   AVAILABLE
   FOR PLAN
   BENEFITS,
   END OF YEAR        $0    $23,521 $24,691  $19,193   $9,034    $8,436    $2,131  $2,396    $6,792      $384    $4,172   $100,750
                   =====    ======= =======  =======   ======    ======    ======  ======    ======      ====    ======   ========




   The accompanying notes are an integral part of these financial statements.

                                       C26

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                          Notes to Financial Statements


1.       Plan Description

         The following description of the Savings Plan of Asarco Incorporated and Participating Subsidiaries (the "Plan") provides only general information. Reference should be made to the Plan document for a complete description of the Plan and Plan amendments, including eligibility requirements and vesting provisions.

         General:

         Effective January 1, 1980, ASARCO Incorporated (the "Company") established the Savings Plan of ASARCO Incorporated and Participating Subsidiaries (the "Plan"), which has been amended thereafter. Contributions commenced in July 1980. The Plan is a defined contribution plan and is administered by the Savings Plan Committee in accordance with authority delegated by the Fiduciary Committee. The Plan is designed to provide a method of savings by eligible employees for their retirement and other needs, and to enable them to acquire an ownership interest in the Company.

         Contributions:

         Each eligible employee wishing to participate in the Plan must elect to authorize pre-tax and/or post-tax contributions by payroll deduction. Contributions are stated in whole percentages of 1% to 12% of the participant's basic earnings, as defined. A participant may elect to increase, decrease or suspend the pre-tax or post-tax contributions on the first day of any calendar quarter. The Internal Revenue Code of 1986 (the "Code"), as amended, limited the maximum amount an employee may contribute on a pre-tax basis to $9,240 in 1995 and 1994.

         Matching Company Contribution - The Company matches the first 6% of a participant's monthly contribution at the rate of 50%. The matching contribution may be made in either cash or ASARCO Common Stock and in the case of cash, the Plan's trustee, Vanguard Fiduciary Trust Company ("Vanguard"), is required to purchase ASARCO Common Stock. Contributions for the year ended December 31, 1995 consisted of the following:

                    Cash                                             $      236
                    Asarco Common Stock                               2,260,472
                                                                ---------------
                                                                     $2,260,708
                                                                ===============

         The Company is not obligated to make a contribution during any period in which it has no accumulated retained earnings. The Company's contributions are subject to all legal restrictions which may apply, including Sections 401 and 415 of the Code, which limit the annual contributions to an employee's account.

         Participants are 100% vested upon participation in the plan.


         Loans:

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

                                       C27

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                    Notes to Financial Statements - Continued


         A participant's loan is repayable within no more than five years or immediately upon termination of employment. Interest is currently accrued at the prime rate. Loans are secured by a lien on the participant's interest in the Plan. Loan repayments are made through payroll withholdings from the participant's earnings. A participant may pre-pay a loan at any time without penalty.


2.  Significant Plan Amendments

       On June 30, 1995, the Plan was amended effective July 1, 1995 to permit employees to increase, decrease or suspend pre-tax or post-tax contributions as of the first day of any calendar quarter; to include a change in the definition of Basic Earnings to recognize pre-tax contributions made to the Company's Ben-A-Flex program; and to change the definition of Eligible Employee to exclude employees receiving benefits under the Company's Long-Term Disability Plan.

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


3.  Summary of Significant Accounting Policies

       Investments Valuation:

       Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. The carrying value of the Plan's investment in the guaranteed annuity contract is cost plus accrued interest. The Asarco Common Stock Fund is valued at the net asset value as reported by the fund manager. The net fair values of the underlying investments of the Asarco Common Stock Fund are based on quoted market prices.

       Basis of Accounting:

       The financial statements of the Plan are prepared under the accrual method of accounting.

       Investment Transactions and Investment Income:

       Transactions are accounted for on a trade-date basis. Average cost is the basis used in the determination of gains or losses on sales of securities. Dividend income is recorded at the ex-dividend date. Income from other investments is recorded as earned.

       Net (depreciation) appreciation in the fair value of the Plan's investments, as shown in the statement of changes in net assets, consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.

                                       C28

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                    Notes to Financial Statements - Continued


       Contributions:

       The Company's matching contributions are measured by reference to the participant contributions and are not discretionary.

       Loans to Participants:

       Loans to participants are presented in the Statement of Net Assets Available for Plan Benefits as Plan assets.

       Payment of Benefits:

       Benefits are recorded when paid.

       Plan Expenses:

       The Company pays all administrative expenses of the Plan including trust, recordkeeping, consulting, audit and legal fees, with the exception of loan administration fees which are charged to participants. Taxes, excluding transfer taxes on shares of Asarco Common Stock distributed to participants or their beneficiaries, and investment fees related to Vanguard Funds are paid from the net assets of such funds.

       Use of Estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       Reclassifications:

       Certain 1994 amounts have been reclassified to conform to the 1995 presentation.


4.  Investment Funds

       Vanguard is the investment manager and participant recordkeeper for all investment funds of the Plan. Vanguard is also the trustee of all of the funds with the exception of certain investment contracts held in the Fixed Income Fund, for which Wachovia Bank of North Carolina, N.A. is trustee.

       Upon enrollment in the Plan throughout 1995, participants directed their elected contributions to be invested in one or more of the following funds in multiples of 5%:

    o Vanguard Index Trust 500 Portfolio - A fund invested in all of the stocks included in the Standard & Poor's 500 Composite Index (the "Index") in approximately the same proportions as they are represented in the Index. At December 31, 1995 and 1994, the number of Plan participants who held an interest in this fund was 1,272 and 1,269, respectively.

    o             Vanguard  Money  Market  Reserves  Prime  Portfolio  - A  fund invested in a portfolio of high quality money market instruments with maturities of one year or less. At December 31, 1995 and 1994, the number of Plan participants who held an interest in this fund was 1,222 and 1,263, respectively.

                                       C29

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                    Notes to Financial Statements - Continued

    o Vanguard Fixed Income Securities Fund-Short Term U.S. Treasury Portfolio - A fund invested primarily in short-term U.S. Treasury securities with an average maturity of two to three years. At December 31, 1995 and 1994, the number of Plan participants who held an interest in this fund was 680 and 706, respectively.

    o Vanguard Wellington Fund - A fund invested in bonds and common stocks. the bonds are held for relative stability of income and principal, while the common stocks are held for potential growth of capital and income. At December 31, 1995 and 1994, the number of Plan participants who held an interest in this fund was 827 and 787, respectively.

    o Vanguard Index Extended Market Fund - A fund which provides investment results that correspond to the aggregate price and yield performance of the Wilshire 4500 Index. The Wilshire 4500 Index consists of over 4,500 U.S. common stocks (primarily medium and small capitalization stocks) that are not included in the Standard & Poor's 500 Composite Stock Price Index. At December 31, 1995 and 1994, the number of Plan participants who held an interest in this fund was 403 and 356, respectively.

    o Vanguard U.S. Growth Fund - A fund invested primarily in a diversified portfolio of common stocks with above-average growth potential. At December 31, 1995 and 1994, the number of Plan participants who held an interest in this fund was 362 and 286, respectively.

    o Vanguard Windsor II Fund - A fund invested in common stocks to provide capital appreciation and dividend income. At December 31, 1995 and 1994, the number of Plan participants who held an interest in this fund was 800 and 730, respectively.

    o Asarco Common Stock Fund - A fund that invests exclusively in ASARCO Incorporated common stock with a small amount invested in the Vanguard Money Market Reserves Prime Portfolio to allow for timely responsiveness to Plan transactions. At December 31, 1995 and 1994, the number of Plan participants who held an interest in this fund was 2,001 and 1,974, respectively.

In addition, beginning April 30, 1995, participants could direct their elected contribution to be vested in the following fund in multiples of 5%.

    o Vanguard Bond Index Fund - A fund that holds a combination of securities which, taken together, are expected to perform similarly to the Total Bond Market Portfolio of the Lehman Brothers Aggregate Bond Index. At December 31, 1995, 33 Plan participants held an interest in this fund.

The Plan also maintains the following fund:

    o Loan Fund - A fund designed to facilitate the recordkeeping and other administrative functions relating to loans made to participants based on their account balances (See Note 1). These loans are recorded as receivables of the Plan.

Effective January 1, 1993, the Company chose to discontinue the Fixed Income Fund as an investment option of the Plan. The Fixed Income Fund had invested in fixed income contracts and money market investments. After January 1, 1993, transfers and employee elected contributions were no longer invested in the Fixed Income Fund. By January 3, 1995, all participant balances were transferred from the Fixed Income Fund to other investment options of the Plan, as elected by participants. If no election was made, the participant's balance was transferred to the Vanguard Money Market Reserves Prime Portfolio Fund. At December 31, 1994, 1,236 Plan participants held an interest in this fund.

                                       C30

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                    Notes to Financial Statements - Continued


Risks and Uncertainties:

The Plan provides for investment options in various mutual funds. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainly related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statement of net assets available for plan benefits and the statement of changes in the assets available for plan benefits. Participants are advised to read a Vanguard prospectus or the Plan's summary plan description before investing in any fund.

Vanguard as recordkeeper maintains individual account records reflecting each participant's net interest in each fund of the Plan in which such participant invests. Participant's net interest in each fund of the Plan is represented by units of participation. The following schedule shows the number of units and the net asset value per unit or per share in each fund:

                                                     December 31, 1995                  December 31, 1994
                                                     -----------------                  -----------------
                                                                  Net Asset                          Net Asset
                                                 Number of          Value          Number of           Value
                                                   Units           Per Unit          Units            Per Unit

Fixed Income Fund                                       -                   -          1,849,115           $ 1.00

Asarco Common Stock Fund*                            2,048,210         $11.95          1,965,216           $10.65

Vanguard Index Trust   500 Portfolio*
                                                       405,004         $57.60            392,126           $42.97

Vanguard Money Market Reserves Prime
  Portfolio*                                        19,078,354          $1.00         16,907,259           $ 1.00

Vanguard Fixed Income Securities  Fund -
  Short Term U.S. Treasury  Portfolio*                 868,060         $10.32            855,135           $ 9.79

Vanguard Wellington Fund*                              341,107         $24.43            291,936           $19.39

Vanguard Windsor II Fund**                             324,145         $20.66            249,901           $15.82

Vanguard U.S. Growth Fund                              115,866         $20.35             84,911           $15.33

Vanguard Index Extended
  Market Fund                                           86,948         $24.07             68,269           $18.52

Vanguard Bond Index Fund                                37,632         $10.15                  -                -

         *Represents 5% or more of net assets available for plan benefits.

         **Represents 5% or more of net assets available for plan benefits at December 31, 1995, only.

                                       C31

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                    Notes to Financial Statements - Continued

5.  Net Appreciation (Depreciation) in Fair Value of Plan Investments

      The net appreciation (depreciation) of the fair value of the Plan's investments is summarized as follows:

                                                                   December 31, 1995           December 31, 1994
                                                                   -----------------           -----------------
        Vanguard Index Trust
          500 Portfolio                                                     $5,703,219                  $(338,497)

        ASARCO Common Stock Fund                                             2,850,974                   4,071,756

        Vanguard Fixed Income
          Securities Fund - Short Term
          U.S. Treasury Portfolio                                              460,436                   (481,169)

        Vanguard Wellington Fund                                             1,579,545                   (281,220)

        Vanguard Windsor II Fund                                             1,318,851                   (281,024)

        Vanguard U.S. Growth Fund                                              502,178                      25,981

        Vanguard Index Extended Market Fund                                    417,047                    (57,234)

        Vanguard Bond Index Fund                                                10,907                           -
                                                                           -----------                  ----------

                 Total                                                     $12,843,157                  $2,658,593
                                                                           ===========                  ==========

6.  Tax Status

       The Plan, as amended through July 27, 1994, has received a favorable determination from the Internal Revenue Service ("IRS") that it is a qualified plan and trust under Section 401(a) of the Code and, thus, exempt from federal income taxes under provisions of Section 501(a) of the Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the code.

7.  Termination Priorities

       Although it has not expressed any intent to do so, the Company reserves the right to amend or discontinue the Plan by action of the Board at any time. In the event of termination or partial termination of the Plan or a complete discontinuance of matching Company contributions under the Plan, each affected participant shall be 100% vested in all amounts credited to their account at the date of such termination, partial termination, or complete discontinuance of matching Company contributions.

                                       C32

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                               Form 5500 Item 27a
                 Schedule of Assets Held for Investment Purposes
                              at December 31, 1995

                                                                                        Cost or               Market
       Identity of Issue or Borrower                                                  Book Value              Value

       Vanguard Index Trust 500 Portfolio                                               $17,258,482           $23,328,259

       Asarco Common Stock Fund                                                          19,928,002            24,476,111

       Vanguard Fixed Income Securities Fund -
          Short Term U.S. Treasury Portfolio                                              8,845,200             8,958,387

       Vanguard Money Market Reserves
          Prime Portfolio                                                                19,078,354            19,078,354

       Vanguard Wellington Fund                                                           7,085,629             8,333,261

       Vanguard Index Extended Market Fund                                                1,735,760             2,092,851

       Vanguard U. S. Growth Fund                                                         1,897,082             2,357,878

       Vanguard Windsor II Fund                                                           5,748,918             6,696,850

       Vanguard Bond Index Fund                                                             369,722               381,595

     Loan Fund
       Participants' Loans (interest rates range from 8.5% to 9.0%)
                                                                                                  -             4,302,924
                                                                                        -----------          ------------

       TOTAL INVESTMENTS                                                                $81,947,149          $100,006,470
                                                                                        ===========          ============







                                       C33

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries


                               Form 5500 Line 27d
                       Schedule of Reportable Transactions
                      for the year ended December 31, 1995

                                     Number of      Number of        Purchase          Selling          Basis of         Net Gain
      Description of Asset           Purchases        Sales           Price             Price            Asset           or (Loss)
      --------------------           ---------        -----           -----             -----            -----           ---------

Common Stock of
 ASARCO Incorporated                       122            178        $5,320,783       $4,623,953        $4,004,011         $619,942

Vanguard Index Trust
 500 Portfolio                              77            179         4,050,518        3,273,766         2,797,087          476,679

Vanguard Money Market
 Reserves Prime Portfolio                  191            192         7,317,956        5,088,189         5,088,189                -

Vanguard Fixed Income
 Securities Fund-Short
 Term U.S. Treasury
 Portfolio                                 129            149         2,814,495        2,688,335         2,703,596          (15,261)






                                       C34

                       CONSENT OF INDEPENDENT ACCOUNTANTS




We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements of ASARCO Incorporated on Form S-3 (File Nos. 33-45631, 33-55993 and 333-02359) and on Form S-8 (File Nos. 2-67732,
2-83782 and 33-34606) of our report dated June 14, 1996 on our audits of the Statements of Net Assets Available for Benefits of the Savings Plan of ASARCO Incorporated and Participating Subsidiaries as of December 31, 1995 and 1994, the Supplemental Schedules as of December 31, 1995 and for the year then ended and the Statement of Changes in Net Assets Available for Benefits for the year ended December 31, 1995, which report is included in this Annual Report on Form 11-K. We also consent to the incorporation by reference of such report in the 1995 Annual Report on Form 10-K of ASARCO Incorporated.



                                                        COOPERS & LYBRAND L.L.P.




New York, New York
June 14, 1996



                                       C35