Form 10-Q
period 1996-06-30
ASARCO INC
filed 1996-08-14
CIK 7649

1996
                                 Second Quarter
                                    Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996             Commission file number 1-164
                  -------------                                    -----




                               ASARCO Incorporated
                               -------------------
             (Exact name of registrant as specified in its charter)



           New Jersey                                         13-4924440
- -------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)



     180 Maiden Lane, New York, N.Y.                                10038
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



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

As of July 31, 1996 there were outstanding 42,730,798 shares of Asarco Common Stock, without par value.

                                                  ASARCO Incorporated
                                                    and Subsidiaries


                                                   INDEX TO FORM 10-Q



                                                                                                 Page No.

Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Consolidated Statement of Earnings
  Three Months and Six Months Ended
  June 30, 1996 and 1995                                                                               2

Consolidated Balance Sheet
  June 30, 1996 and December 31, 1995                                                                  3

Consolidated Statement of Cash Flows
  Three Months and Six Months Ended
  June 30, 1996 and 1995                                                                               4

Notes to Consolidated Financial Statements                                                           5-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                                10-15

Report of Independent Accountants                                                                     16


Part II.  Other Information:

Item 1.  Legal Proceedings                                                                            17

Signatures                                                                                            18

Exhibit I - Independent Accountants' Awareness Letter

Exhibit 11- Statement re Computation of Earnings per Share

                               ASARCO Incorporated

                                and Subsidiaries

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)

                                                                         3 Months Ended                      6 Months Ended
                                                                            June 30,                            June 30,
                                                                    1996              1995               1996               1995
                                                                         (in thousands)                      (in thousands)

Sales of products and services                                       $680,954           $787,464         $1,398,964      $1,578,471

Operating costs and expenses:
  Cost of products and services                                       525,011            580,571          1,079,654       1,150,657
  Selling, administrative and other                                    32,266             31,409             65,382          64,418
  Depreciation and depletion                                           28,223             30,425             58,926          62,056
  Research and exploration                                              7,093              7,656             13,996          12,766
                                                                      -------            -------          ---------       ---------
  Total operating costs and expenses                                  592,593            650,061          1,217,958       1,289,897
                                                                      -------            -------          ---------       ---------

Operating income                                                       88,361            137,403            181,006         288,574
Interest expense                                                      (20,414)           (24,424)           (42,514)        (43,327)
Other income                                                            6,665              5,643             18,269          13,884
Gain on sale of shares of MIM Holdings Ltd.                            60,075                  -             60,075               -
Gain on sale of interest in Silver Bell                                     -                  -             11,083               -
                                                                     --------           --------          ---------       ---------
Earnings before taxes on income and minority interests                134,687            118,622            227,919         259,131
Taxes on income                                                        40,058             37,277             72,987          80,705
                                                                     --------           --------          ---------       ---------
Earnings before minority interests                                     94,629             81,345            154,932         178,426
Minority interests in net earnings of consolidated
    subsidiaries                                                      (22,226)           (24,935)           (46,844)        (56,304)
                                                                     --------           --------          ---------       ---------
Net earnings                                                         $ 72,403           $ 56,410          $ 108,088       $ 122,122
                                                                     ========           ========          =========       =========

Net earnings (a)                                                     $   1.70           $   1.34          $    2.53       $    2.90
                                                                     ========           ========          =========       =========

Cash dividends                                                       $   0.20           $   0.20          $    0.40       $    0.30

Weighted average number of shares outstanding
                                                                       42,693             42,212             42,655          42,183


(a)      The effect on the  calculation  of net earnings per common share of the
         Company's   Common  Stock   equivalents   (shares   under  option)  was
         insignificant.



The accompanying notes are an integral part of these financial statements.

                                                       ASARCO Incorporated

                                                        and Subsidiaries

                                                   CONSOLIDATED BALANCE SHEET
                                                           (unaudited)

                                                                                         June 30,             December 31,
                                                                                           1996                   1995
                                                                                                 (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                                $ 257,621              $ 238,400
  Marketable securities                                                                            -                 42,453
  Accounts and notes receivable, net                                                         470,399                514,368
  Inventories                                                                                378,182                360,861
  Other assets                                                                                58,094                 60,480
                                                                                           ---------              ---------
    Total current assets                                                                   1,164,296              1,216,562

Investments:
  Cost and available-for-sale                                                                399,584                822,192
  Equity                                                                                      60,224                 61,758
Property                                                                                   4,313,708              4,209,177
Accumulated depreciation and depletion                                                    (2,142,450)            (2,098,911)
Intangible and other assets                                                                  129,099                115,945
                                                                                          ----------             ----------
  Total Assets                                                                            $3,924,461             $4,326,723
                                                                                          ==========             ==========
LIABILITIES
Current liabilities:
  Bank loans                                                                              $      773             $   29,451
  Current portion of long-term debt                                                           42,273                 29,826
  Accounts payable                                                                           337,003                329,977
  Salaries and wages                                                                          32,826                 33,815
  Taxes on income                                                                             58,102                103,282
  Reserve for closed plant and environmental matters                                          46,120                 53,042
  Other current liabilities                                                                   42,906                 72,254
                                                                                          ----------             ----------
     Total current liabilities                                                               560,003                651,647
                                                                                          ----------             ----------
Long-term debt                                                                               805,444              1,062,588
Deferred income taxes                                                                        174,812                211,270
Reserve for closed plant and environmental matters                                            48,884                 62,484
Postretirement benefit obligations other than pensions                                        97,761                 95,125
Other liabilities and reserves                                                                65,778                 72,225
                                                                                          ----------             ----------
     Total non-current liabilities                                                         1,192,679              1,503,692
                                                                                          ----------             ----------
MINORITY INTERESTS                                                                           475,240                463,900
                                                                                          ----------             ----------
COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                                             608,445                599,777
Unrealized gain on securities reported at fair value                                          30,230                131,600
Retained earnings                                                                          1,057,864                976,107
                                                                                          ----------             ----------
  Total Common Stockholders' Equity                                                        1,696,539              1,707,484
                                                                                          ----------             ----------

  Total Liabilities, Minority Interests and Common Stockholders' Equity                   $3,924,461             $4,326,723
                                                                                          ==========             ==========

(a)  Common shares: authorized 80,000; outstanding:                                           42,717                 42,571


The accompanying notes are an integral part of these financial statements.

                               ASARCO Incorporated

                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                 3 Months Ended                   6 Months Ended
                                                                                    June 30,                         June 30,
                                                                              1996            1995             1996            1995
                                                                                 (in thousands)                   (in thousands)
OPERATING ACTIVITIES
Net earnings                                                                    $72,403          $56,410        $108,088   $122,122
Adjustments to  reconcile  net  earnings  to net cash  provided from operating activities:
   Depreciation and depletion                                                    28,223           30,425          58,926     62,056
   Provision (benefit) deferred income taxes                                     13,777           10,112          19,656     22,163
   Treasury stock used for employee benefits                                      1,388            1,223           3,441      2,831
   Undistributed equity (earnings) losses                                          (308)              84             586        406
   Gain on sale of interest in Silver Bell                                            -                -         (11,083)         -
   Gain on sale of investment in MIM Holdings Ltd.                              (60,075)               -         (60,075)         -
   Net gain on sale of investments and property                                     (12)          (1,301)            (90)    (1,753)
   Decrease in reserve for closed plant and environmental matters                (9,608)          (8,039)        (20,522)   (30,574)
   Minority interests                                                            22,227           24,935          46,844     56,304
   Cash provided from (used for) operating assets and liabilities, net of the consolidation of SPCC:
          Accounts and notes receivable                                           2,065           33,714          42,858     36,407
          Inventories                                                           (13,200)         (31,784)        (18,632)   (16,306)
          Accounts payable and accrued liabilities                               25,419            5,124         (35,103)   (31,674)
          Other operating assets and liabilities                                (10,536)            (570)        (45,486)    (9,868)
          Foreign currency transaction (gains) losses                            (1,158)             977          (2,459)    (1,279)
                                                                                -------          -------         -------    -------
Net cash provided from operating activities                                      70,605          121,310          86,949    210,835
                                                                                -------          -------         -------    -------
INVESTING ACTIVITIES
Capital expenditures                                                            (70,449)        (110,035)       (122,159)  (186,382)
Sale of investments and property                                                  1,121            1,271           1,813      2,819
Sale of available-for-sale securities                                             4,478            2,914          15,920      9,144
Sale of interest in Silver Bell                                                       -                -          15,000          -
Sale of investment in MIM Holdings Ltd.                                         326,218                -         326,218          -
Proceeds from held-to-maturity investments                                            2           19,223          42,455     59,746
Purchase of available-for-sale securities                                        (4,776)          (3,644)        (15,978)   (10,352)
Purchase of held-to-maturity investments                                              -                -              (2)   (33,676)
Purchase of investments                                                          (3,294)            (938)         (4,968)    (2,334)
Release of restricted cash                                                            -           58,954               -     58,273
Acquisition of additional interest in SPCC                                            -         (116,444)              -   (116,444)
Consolidation of the opening cash balance of SPCC                                     -                -               -     93,348
                                                                                -------          -------         -------    -------
Net cash provided from (used for) investing activities                          253,300         (148,699)        258,299   (125,858)
                                                                                -------          -------         -------    -------
FINANCING ACTIVITIES
Debt incurred                                                                        33          154,733          47,352    164,723
Debt retired                                                                   (313,988)         (12,277)       (323,611)   (29,167)
Net treasury stock transactions                                                     451              471             651        235
Distributions to minority interests                                             (11,132)          (2,771)        (36,734)   (15,562)
Dividends paid to common stockholders                                            (8,540)          (8,443)        (17,065)   (12,659)
                                                                                -------          -------         -------    -------
Net cash provided from (used for) financing activities                         (333,176)         131,713        (329,407)   107,570
                                                                                -------          -------         -------    -------
Effect of exchange rate changes on cash                                           1,483             (480)          3,380       (345)
                                                                                -------          -------         -------    -------
Increase (decrease) in cash and cash equivalents                                 (7,788)         103,844          19,221    192,202
Cash and cash equivalents at beginning of period                                265,409          106,679         238,400     18,321
                                                                                -------          -------         -------    -------
Cash and cash equivalents at end of period                                     $257,621         $210,523        $257,621   $210,523
                                                                                =======          =======         =======    =======

The accompanying notes are an integral part of these financial statements.
                                                                - 4 -

                               ASARCO Incorporated
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996 and the results of operations and cash flows for the three months and six months ended June 30, 1996 and 1995. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. The results of operations for the three month and six month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 annual report on Form 10-K.

B. In May the Company sold its 15.0% interest in MIM Holdings Limited for $326.2 million, net of expenses, resulting in a $60.1 million pre-tax and an after-tax gain of $39.0 million. The Company's first quarter 1996 results included an $11.1 million pre-tax gain ($7.2 million after-tax) on the sale of a 25% interest in its Silver Bell project to Mitsui & Co., Ltd.


C.   Inventories were as follows:
         (in millions)

                                                                                     June 30,       Dec. 31,
                                                                                       1996           1995
       Inventories of smelters and refineries at lower of LIFO cost or market          $ 18.1          $ 12.9
       Provisional cost of metals received from suppliers for which prices have
           not yet been fixed                                                            37.7            34.0
       Mine inventories at lower of FIFO cost or market                                 114.3           111.1
       Metal inventory at lower of average cost or market                                36.9            35.2
       Materials and supplies at lower of average cost or market                        145.6           139.1
       Other                                                                             25.6            28.6
                                                                                       ------          ------
            Total                                                                      $378.2          $360.9
                                                                                       ======          ======

     At June 30, 1996, replacement cost exceeded inventories carried at LIFO cost by approximately $117.7 million (December 31, 1995 - $136.8 million).


D.   Metal Hedging and Trading Activities:

     Hedging: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or synthetic put options to reduce or eliminate the risk of metal price declines on its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the strike price. Synthetic put options are established by entering into a forward sale and purchasing a call option for the same quantity of the relevant metal for the time period relating to such forward sale. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold.

     During the second quarter Asarco sold copper put options with a average strike price of $1.00 per pound covering 9% of its remaining 1996 domestic copper production and 1% of estimated 1997 domestic copper production. In addition, the Company closed out the forward sale component of synthetic put options with an average strike price of $1.04 per pound covering 19,842 tons or approximately 6% of estimated 1997 production. SPCC sold copper put options with an average strike price of $0.95 per pound covering 11% and 1%, respectively of its estimated remaining 1996 and 1997 copper production.

     The tables below detail the option sales concluded in the second quarter and the options remaining at June 30, 1996:

                           Second Quarter Option Sales
                              (dollars in millions)
                                                                                            Pre-tax
                                                                         Unamortized       Gain to be        Period to be
                                                Tons       Proceeds          Cost          Recognized         Recognized

      ASARCO                                    39,188        $15.3         $ 2.8            $12.5               7/96 - 12/97
      SPCC                                      17,913          4.8           0.5              4.3                7/96 - 3/97
                                                ------        -----         -----            -----
      Consolidated                              57,101        $20.1         $ 3.3            $16.8

      Asarco beneficial interest                48,564        $17.8         $ 3.1            $14.8
                                                ======        =====         =====            =====

     In addition to the above, SPCC recognized proceeds of $0.8 million on options covering 3,583 tons of copper which were sold in the second quarter of 1996. The cost of these options was $.1 million. Asarco's beneficial interest in the sales was a pre-tax gain of $0.4 million.

                                        Copper Put Options held at June 30,1996
                                     (dollars in millions, except per lb. amounts)
                                                                                                          Percent of
                                              Option           Strike Price         Unamortized           Estimated
                              Tons            Period              Per lb.               Cost              Production

      ASARCO                  86,559           7/96 - 12/96        $ 1.01              $ 3.8                  49%
                              37,368            1/97 - 6/97        $ 1.00                1.8                  22%
                                                                                       -----
                                                                                       $ 5.6

      SPCC                    58,366           7/96 - 12/96         $ 0.95             $ 1.6                  37%
                              35,384            1/97 - 3/97         $ 0.95               0.7                  43%
                                                                                       -----
                                                                                       $ 2.3

     In addition to the sales of options described above, the Company sold copper put options in July 1996. Details for the total of the July and the second quarter option sales are contained in the table below:

                      July and Second Quarter Option Sales
                              (dollars in millions)
                                                                                            Pre-tax
                                                                                           Gain to be        Period to be
                                                  Tons         Proceeds       Cost         Recognized         Recognized

      ASARCO                                       81,600        $28.5         $ 4.8         $23.7               7/96 - 12/97
      SPCC                                         44,533         11.3           1.1          10.2                7/96 - 3/97
                                                  -------        -----         -----         -----
      Consolidated                                126,133        $39.8         $ 5.9         $33.9

      Asarco beneficial interest                  104,910        $34.4         $ 5.4         $29.1
                                                  =======        =====         =====         =====

                                                                - 6 -

     The Company's beneficial interest in the total proceeds through July 31, 1996 as a result of the copper option sales was $34.8 million, including the Company's proportionate interest in the proceeds realized by SPCC. This represents proceeds of 16.3 cents per pound over the future prevailing price when the underlying production is sold or a pre-tax gain of 13.9 cents per pound net of the unamortized costs of the puts sold.

     Trading: As part of its price protection program, the Company may also use synthetic put options which consist of a forward sale and a call. Each component of a synthetic put option may be purchased or sold at different times. In those cases where the forward sale component has not been entered into or has been sold, call options are accounted for as trading activities and the carrying values of such call options are marked to market and any related adjustments are recorded in earnings.

     As of June 30, 1996, the Company held call options covering 30,754 tons of copper exercisable in 1997 at a strike price of $1.03. The carrying value of the call options was $2.1 million.

     Gains and (Losses): The pre-tax earnings (loss) of the Company's metal hedge and trading activities which predominately consist of the amortization of the costs of put options, net of transaction costs, were as follows:

                                                               Three Months Ended                 Six Months Ended
       (in thousands)                                               June 30,                          June 30,

       Metal                                                   1996            1995              1996             1995

       Copper                                                  $ (448)         $(1,011)          $(1,752)         $(1,746)
       Zinc                                                       (12)             (10)              (12)             (49)
       Lead                                                       163              (90)              163             (105)
       Silver                                                       -              251                 -              215
                                                               -------         --------          -------          -------
          Total Gain (Loss)                                    $ (297)         $  (860)          $(1,601)         $(1,685)

E.   Supplemental disclosures of cash flow information:
         (in millions)

                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,
                                                                  1996              1995             1996              1995
          Cash paid for:
            Interest (net of amounts capitalized)                $24.0             $20.9            $43.5             $38.7
            Income taxes (net of refunds)                         31.8              16.8             97.0              26.3

F.   Contingencies and Litigation:

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

     The Company and two subsidiaries, at June 30, 1996, are defendants in 1,061 lawsuits brought by 4,507 primary and 1,848 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos. One subsidiary is a defendant in one lawsuit seeking damages for removal or containment of asbestos-containing products in structures. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals. A subsidiary of SPCC, the Company, other present and former corporate shareholders of the subsidiary of SPCC and certain other companies are defendants in a lawsuit in federal district court in Corpus Christi, Texas brought in September 1995 by 698 Peruvian plaintiffs seeking damages for personal injury and property damage allegedly caused by the operations of SPCC's subsidiary in Peru. Plaintiffs have filed a notice of appeal from the district court order dismissing the complaint and from an earlier order of that court denying plaintiffs' motion to remand the case to state court.

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

     In connection with the sites referred to above, as well as at other closed plants and sites where the Company is working with the EPA and state agencies to resolve environmental issues, the Company has made reasonable estimates, where possible, of the extent and cost of necessary remedial action and damages. As a result of feasibility studies, public hearings, engineering studies and discussions with the EPA and similar state agencies, for sites where it is probable that liability has been incurred and the amount of cost could be reasonably estimated, the Company recorded charges to earnings in the fourth quarter of 1995 of $59.2 million and in 1994 of $51.2 million. Reserves for closed plants and environmental matters total $95.0 million at June 30, 1996. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures charged to these reserves for the three months ended June 30, 1996 and 1995 were $10.7 million and $9.4 million, respectively and for the six months ended June 30, 1996 and 1995 were $23.9 and $32.3 million respectively.

     Future environmental related expenditures cannot be reliably determined in many circumstances due to the early stages of investigation, the uncertainties relating to specific remediation methods and costs, the possible participation of other potentially responsible parties and changing environmental laws and interpretations. It is the opinion of management that the outcome of the legal proceedings and environmental contingencies mentioned, and other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of Asarco and its consolidated subsidiaries. However, it is possible that litigation and environmental contingencies could have a material effect on quarterly or annual operating results, when they are resolved in future periods. This opinion of management is based on considerations including experience related to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when the availability of insurance has not been determined.

G. The Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995. In accordance with this pronouncement, the Company has a choice of adopting the accounting provisions of SFAS No. 123 or continuing its current accounting with additional disclosure required. The Company has elected the disclosure only alternative and will continue its current accounting.

                                  Part I Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company reported net earnings of $72.4 million, or $1.70 per share, for the second quarter ended June 30, 1996, compared with net earnings of $56.4 million, or $1.34 per share, for the second quarter of 1995. Results for the second quarter include an after-tax gain of $39.0 million, or $0.92 per share, on the sale of the Company's remaining 15% interest in M.I.M. Holdings Limited (MIM). For the six month period ended June 30, 1996, the Company reported net income of $108.1 million, or $2.53 per share, compared with net income of $122.1 million or $2.90 per share for the comparable 1995 period. The Company's earnings in the second quarter of 1996 and six month period ended June 30, 1996 were significantly affected by a decline in copper prices when compared with the same periods in 1995.

The decline in the price of copper over the comparable periods of 1995 reduced the Company's net earnings by an estimated $37.0 million for the second quarter of 1996 and $77.0 million for the six month period ended June 30, 1996. Final pricing for these sales will occur in the third quarter of this year. Results for the second quarter of 1996 also included the reversal of income taxes accrued in prior years of $5.0 million.

In May, the Company sold its 15.0% interest in MIM for $326.2 million, resulting in a pre-tax gain of $60.1 million and an after-tax gain of $39.0 million. The sale of the Company's interest in MIM provided significant cash to reduce debt and will allow the Company to focus its attention on investments which it operates and manages directly. The sale allowed the Company to take a major step toward achieving its long-term goal of reducing its debt to 25% of total capitalization. At June 30, 1996 the Company's debt as a percentage of total capitalization was 28.1%, compared with 34.1% at December 31, 1995.

The Company's beneficial interest in mined copper production in the second quarter of 1996 was 257.8 million pounds, an increase over the same period in 1995 of 19.4%. The increase was attributable to higher production at the Company's Mission and Ray mines and at SPCC which is 54% owned by the Company.

For the first six months of 1996, beneficial mined copper production increased over 20% from the first half of 1995 to 509.2 million pounds. Production at the Company's Ray mine increased 17% mainly due to full operations at the Hayden concentrator which had been curtailed during the accelerated mine development program undertaken at Ray from mid 1994 to mid 1995. The Company's beneficial interest in production at SPCC was up 43% for the first six months of 1996 as compared to the same period in 1995 reflecting the Company's increased ownership of SPCC as of April 1995 as well as a full six months of production from SPCC's new solvent extraction/electrowinning (SX/EW) facility which began production in the fourth quarter of 1995. SPCC's SX/EW production was 22.8 million pounds in the second quarter and 45.4 million pounds for the six months ending June 30, 1996.

In the second quarter of 1996 the Company completed a union labor agreement covering 965 employees at its Ray copper mine. The agreement provides for annual increases in wages and benefits of 2.8% over the six year term and continues a joint Labor-Management Participation Process which has developed production efficiencies and cost savings at Ray.

In July, the Company announced the formation of a joint venture with Minto Exploration Ltd. of Canada to develop the Minto Mine in the Yukon Territory, Canada. The Company will have an 87% interest and will manage the project. The Minto Mine is expected to produce an annual average of 27 million pounds of copper, 10,000 ounces of gold and 160,000 ounces of silver contained in concentrate. The initial life of the mine is expected to be 13 years. Start up of the project is expected early in 1998.

Sales: Sales in the second quarter of 1996 were $681.0 million, compared with $787.5 million in the second quarter of 1995. Sales for the six month period ended June 30, 1996 were $1,399.0 million, compared with $1,578.5 million for the comparable 1995 period. The decline in sales for the second quarter and for the six months ending June 30, 1996 over the same periods in 1995 were principally a result of lower copper prices. Metal sales volumes and prices for the quarter and six month periods were as follows:

Metal Sales Volume:

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                           1996             1995              1996             1995
Copper     (000s pounds)
  Asarco                                                    247,800          257,800           512,600          515,400
  SPCC                                                      161,800          151,700           330,800          278,900
                                                            -------          -------           -------          -------
  Consolidated                                              409,600          409,500           843,400          794,300

  Asarco Beneficial Interest (2)                            332,400          336,800           685,600          649,400

Lead       (000s pounds)
  Asarco                                                     70,000           98,800           152,600          198,200

Silver     (000s ounces)
  Asarco                                                      9,669            9,255            17,621           18,831
  SPCC                                                          726              931             1,545            1,598
                                                            -------          -------           -------          -------
  Consolidated                                               10,395           10,186            19,166           20,429

  Asarco Beneficial Interest (2)                             10,049            9,740            18,429           19,604

Zinc       (000s pounds) (1)
  Asarco                                                     57,900           70,300           115,800          127,500

Molybdenum (000s pounds) (1)
  Asarco                                                      1,529            1,229             3,071            2,560
  SPCC                                                        1,937            1,526             3,804            3,418
                                                            -------          -------           -------          -------
  Consolidated                                                3,466            2,755             6,875            5,978

  Asarco Beneficial Interest (2)                              2,542            2,024             5,061            4,172

         (1) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents tons of zinc and molybdenum metal contained in concentrate.

         (2) Prior to April 1995, the minority interest in SPCC represented by Labor Shares in its Peruvian Branch resulted in the Company having a beneficial interest in SPCC of 43.2%. Effective April 5, 1995, the Company's equity ownership of SPCC increased to 63% and its beneficial interest increased to 52.1%. Effective December 31, 1995, the Company's equity ownership of SPCC was 54% and its beneficial interest was 52.3% reflecting the effects of SPCC's completed labor share exchange offer.

Average Metal Prices:

Prices for the Company's metals are established principally on the New York Commodity Exchange ("COMEX") or the London Metal Exchange ("LME").

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                                   1996            1995           1996            1995
Copper     (per pound - COMEX)                                     $1.16          $ 1.33          $1.17          $ 1.35
Copper     (per pound - LME)                                        1.12            1.31           1.14            1.32
Lead       (per pound - LME)                                         .37             .27            .36             .28
Silver     (per ounce - Handy & Harman)                             5.30            5.48           5.42            5.09
Silver     (per ounce - COMEX)                                      5.29            5.47           5.42            5.08
Zinc       (per pound - LME)                                         .47             .47            .47             .48
Molybdenum (per pound - Metals Week Dealer Oxide)                   3.15            7.21           3.56           10.49

Metal Hedging and Trading Activities:

Hedging: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or synthetic put options to reduce or eliminate the risk of metal price declines on its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the strike price. Synthetic put options are established by entering into a forward sale and purchasing a call option for the same quantity of the relevant metal for the time period relating to such forward sale. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold.

During the second quarter Asarco sold copper put options with a average strike price of $1.00 per pound covering 9% of its estimated remaining 1996 domestic copper production and 1% of estimated 1997 domestic copper production. In addition, the Company closed out the forward sale component of synthetic put options with an average strike price of $1.04 per pound covering 19,842 tons or approximately 6% of estimated 1997 production. SPCC sold copper put options with an average strike price of $0.95 per pound covering 11% and 1%, respectively of its estimated remaining 1996 and 1997 copper production.

The tables below detail the option sales concluded in the second quarter and the options remaining at June 30, 1996:

                           Second Quarter Option Sales
                              (dollars in millions)
                                                                                        Pre-tax
                                                                     Unamortized      Gain to be        Period to be
                                            Tons       Proceeds         Cost          Recognized         Recognized

ASARCO                                      39,188       $15.3          $ 2.8           $12.5             7/96 - 12/97
SPCC                                        17,913         4.8            0.5             4.3              7/96 - 3/97
                                            ------       -----          -----           -----
Consolidated                                57,101       $20.1          $ 3.3           $16.8

Asarco beneficial interest                  48,564       $17.8          $ 3.1           $14.8
                                            ======       =====          =====           =====

In addition to the above, SPCC recognized proceeds of $0.8 million on options covering 3,583 tons of copper which were sold in the second quarter of 1996. The cost of these options was $.1 million. Asarco's beneficial interest in the sales was a pre-tax gain of $0.4 million.

                                  Copper Put Options held at June 30,1996
                               (dollars in millions, except per lb. amounts)

                                                                                                          Percent of
                                           Option            Strike Price           Unamortized           Estimated
                          Tons             Period               Per lb.                Cost               Production
ASARCO                     86,559           7/96 - 12/96          $ 1.01               $ 3.8                  49%
                           37,368            1/97 - 6/97          $ 1.00                 1.8                  22%
                                                                                       -----
                                                                                       $ 5.6

SPCC                       58,366           7/96 - 12/96          $ 0.95               $ 1.6                  37%
                           35,384            1/97 - 3/97          $ 0.95                 0.7                  43%
                                                                                       -----
                                                                                       $ 2.3

In addition to the sales of options described above, the Company sold copper put options in July 1996. Details for the total of the July and the second quarter option sales are contained in the table below:

                      July and Second Quarter Option Sales
                              (dollars in millions)

                                                                                        Pre-tax
                                                                                      Gain to be        Period to be
                                              Tons        Proceeds        Cost        Recognized         Recognized

ASARCO                                        81,600         $28.5       $ 4.8          $23.7               7/96 - 12/97
SPCC                                          44,533          11.3         1.1           10.2                7/96 - 3/97
                                             -------         -----       -----          -----
Consolidated                                 126,133         $39.8       $ 5.9          $33.9

Asarco beneficial interest                   104,910         $34.4       $ 5.4          $29.1
                                             =======         =====       =====          =====

The Company's beneficial interest in the total proceeds through July 31, 1996 as a result of the copper option sales was $34.8 million, including the Company's proportionate interest in the proceeds realized by SPCC. This represents proceeds of 16.3 cents per pound over the future prevailing price when the underlying production is sold or a pre-tax gain of 13.9 cents per pound net of the unamortized costs of the puts sold.

Trading: As part of its price protection program, the Company may also use synthetic put options which consist of a forward sale and a call. Each component of a synthetic put option may be purchased or sold at different times. In those cases where the forward sale component has not been entered into or has been sold, call options are accounted for as trading activities and the carrying values of such call options are marked to market and any related adjustments are recorded in earnings.

As of June 30, 1996, the Company held call options covering 30,754 tons of copper exercisable in 1997 at a strike price of $1.03. The carrying value of the call options was $2.1 million.

Gains and (Losses): The pre-tax earnings (loss) of the Company's metal hedge and trading activities which predominately consist of the amortization of the costs of put options, net of transaction costs, were as follows:

(in thousands)                                             Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
Metal                                                     1996             1995             1996              1995

Copper                                                   $ (448)          $(1,011)         $(1,752)          $(1,746)
Zinc                                                        (12)              (10)             (12)              (49)
Lead                                                        163               (90)             163              (105)
Silver                                                        -               251                -               215
                                                         ------           -------          -------           -------
   Total Gain (Loss)                                     $ (297)          $  (860)         $(1,601)          $(1,685)
                                                         ======           =======          =======           =======

Cost of Products & Services: Cost of products and services were $525.0 million in the second quarter of 1996, compared with $580.6 million in the second quarter of 1995. The decrease in costs reflected the lower price and volume effect on costs of outside copper purchases. The Company purchased 11,600 tons of refined copper to meet customer commitments in the second quarter of 1996 compared to 17,400 tons in the second quarter of 1995.

Cost of products and services for the six month period ended June 30, 1996 were $1,079.7 million, compared with $1,150.7 million for the comparable 1995 period. The decrease in costs reflected the lower price and volume effect on costs of outside copper purchases. The Company purchased 28,200 tons of refined copper to meet customer commitments for the six months in 1996 compared to 39,300 tons for the six months in 1995.

Nonoperating Items: Interest expense was $20.4 million in the second quarter of 1996, and $42.5 million for the six month period ended June 30, 1996, compared with $24.4 million and $43.3 million for the respective periods in 1995. The decrease primarily reflected lower borrowings resulting from the use of proceeds from the sale of the Company's interest in MIM to reduce debt. Other income reflects higher interest income on higher cash balances at SPCC and dividend income.


Cash Flows:

Second Quarter - Net cash provided from operating activities was $70.6 million in the second quarter of 1996, compared with $121.3 million in the second quarter of 1995. The decrease is primarily a result of lower operating income in 1996. Net cash provided from investing activities was $253.3 million in the second quarter of 1996, compared with cash used of $148.7 million in the second quarter of 1995.

Investing activities for the second quarter of 1996 included the cash proceeds from the sale of the Company's 15% interest in MIM. The second quarter of 1995 investing activities included the purchase of an additional 10.7% interest in SPCC and the release of cash previously restricted under a commitment to fund certain capital projects. Lower capital spending in 1996 as compared to 1995 reflected the completion of the SPCC SX/EW facility in the fourth quarter of 1995.

Cash used for financing activities in the second quarter of 1996 was $333.2 million as compared with cash provided from financing activities in 1995 of $131.7 million and reflected the use of proceeds from the sale of MIM stock in the second quarter of 1996 to repay a portion of the Company's revolving credit debt. Financing activities in the second quarter of 1995 included proceeds from the sale of $150 million of fixed rate 8.5% debentures.

Six months - Net cash provided from operating activities was $86.9 million for the six month period ended June 30, 1996, compared with $210.8 million in the corresponding prior period. The decrease reflects lower operating income and the payment of income taxes and employee participation payments accrued in 1995 and paid in the first quarter of 1996.

Cash provided from investing activities was $258.3 million for the six month period ended June 30, 1996, compared with cash used of $125.9 million in the corresponding prior period. Investing activities for the six month period ending June 30, 1996 included cash proceeds from the sale of MIM common shares and a 25% interest in the Company's Silver Bell project and the expiration of held to maturity investments. Cash used for investing activities for the six month period ending June 30, 1995 reflected the effect of the consolidation of SPCC and the acquisition of an additional 10.7% interest in SPCC. The decrease in capital spending in 1996 from 1995 reflected the completion of the SPCC SX/EW facility in the fourth quarter of 1995.

For the six months ended June 30, 1996 cash used for financing activities was $329.4 million compared with cash provided of $107.6 million in the corresponding prior period. Use of proceeds from the sale of MIM stock was used to repay a portion of the Company's revolving credit debt in 1996. Financing activities in 1995 including proceeds from the sale $150 million in 8.5% debentures and the prepayment of $40 million of 9 3/4% debentures.

Liquidity and Capital Resources: At June 30, 1996, the Company's debt as a percentage of total capitalization (total debt, minority interest and stockholders equity) was 28.1%, compared with 34.1% at December 31, 1995. The change in the Company's debt to capitalization ratio is largely attributable to the use of the proceeds from the sale of MIM to pay down debt. Consolidated debt at the end of the second quarter 1996 was $848.5 million compared with $1,121.9 million at the end of 1995. Additional indebtedness permitted under the terms of the Company's credit agreements totaled $690.3 million at June 30, 1996.

The Company expects that it will meet its cash requirements for 1996 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

In July, the Board of Directors declared a quarterly dividend on the common stock of 20 cents per share payable September 2, 1996 to stockholders of record at the close of business on August 14, 1996.

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

Cautionary Statement: Statements in this report regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, and anticipated production rates, operating efficiencies, costs and expenditures are forward-looking statements. Actual results could differ materially depending upon the availability of materials, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades or the failure of equipment or processes to operate in accordance with specifications. Results of operations are directly affected by metals prices on commodity exchanges which can be volatile.

COOPERS & LYBRAND L.L.P.







                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:


We have reviewed the accompanying interim condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of June 30, 1996 and the related interim condensed consolidated statements of earnings and cash flows for the three month and six month periods ended June 30, 1996 and 1995. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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





                                                       Coopers & Lybrand L.L.P.




New York, New York
July 22, 1996

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

1. Asarco and two of its wholly-owned subsidiaries, Lac d'Amiante du Quebec, Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Form 10-K for 1995 and prior years and Form 10-Q for the first quarter of 1996. As of June 30, 1996, there were pending against Asarco and its subsidiaries 1,061 lawsuits brought by 4,507 primary and 1,848 secondary plaintiffs in 26 states seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. As of June 30, 1996, LAQ, Asarco and Capco have settled or have been dismissed from a total of 5,723 asbestos personal injury lawsuits brought by approximately 74,865 primary and 49,677 secondary plaintiffs.

2. With respect to the asbestos property damage litigation reported on Form 10-K for 1995 and prior years, LAQ's 1992 settlement of a nationwide class action of colleges and universities received final court approval in May 1996, and LAQ was dismissed from another lawsuit in May 1996. LAQ remains a defendant in one asbestos property damage action as of June 30, 1996.

3. In June 1996, the Company was sued in state court in Salt Lake City, Utah along with numerous other companies alleged to have been engaged in mining or smelting in the Bingham Canyon area of Utah. Plaintiffs, thirty-six individuals alleged to be members of four families that resided in homes located in the historic flood plains of the Bingham Creek, seek compensatory and punitive damages for personal injury, fear of cancer and wrongful death allegedly caused by exposure to toxic wastes including arsenic, lead and cadmium, from the defendants' mining and smelting activities in the area.

4. With respect to notices of potential liability previously received by the Company pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws, the Environmental Protection Agency issued, on June 14, 1996, a Unilateral Administrative Order directing the Company and the other potentially responsible parties to implement the remedy specified in the Record of Decision for the Mine Operable Unit of the Butte Montana Superfund site issued on September 29, 1994. The Company also received in July 1996 a notice from the State of Montana identifying the Company as potentially liable pursuant to the state superfund law for environmental remediation of the Barker mining district, in which it formerly owned a mine and a mill.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ASARCO Incorporated
                                             (Registrant)




Date:   August 13, 1996                   /s/ Kevin R. Morano
                                          -------------------
                                          Kevin R. Morano
                                          Vice President, Finance and
                                          Chief Financial Officer



Date:   August 13, 1996                   /s/ William Dowd
                                          ----------------
                                          William Dowd
                                          Controller

                                                                       Exhibit I

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated July 22, 1996 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of June 30, 1996 and for the three month and six month periods ended June 30, 1996 and 1995 and included in this Form 10-Q for the quarter ended June 30, 1996 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, and 33-34606) and Form S-3 (File Nos. 33-45631,
33-55993 and 333-02359). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                Coopers & Lybrand L.L.P.




New York, New York
August 13, 1996

Exhibit 11        Statement re Computation of Earnings per Share



This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Option No. 15 because it results in dilution of less than 3%.

Fully Diluted Earnings per Common Share
(in thousands, except per share amounts)

                                                                 3 Months Ended                    6 Months Ended
                                                                    June 30,                          June 30,
                                                              1996             1995            1996             1995

Net earnings applicable to common stock                      $ 72,403         $ 56,410        $108,088         $122,122
                                                             ========         ========        ========         ========

Weighted average number of common shares outstanding           42,693           42,212          42,655           42,183
Shares issuable from assumed exercise of Stock Options            140              140             124              140
                                                             --------         --------        --------         --------
Weighted average number of common shares outstanding,
    as adjusted                                                42,833           42,352          42,779           42,323
                                                             ========         ========        ========         ========

Fully diluted earnings per share:
- ---------------------------------
Net earnings applicable to common stock                       $  1.69          $  1.33         $  2.53          $  2.89
                                                             ========         ========        ========         ========
Primary earnings per share:
- ---------------------------
Net earnings applicable to common stock                       $  1.70          $  1.34         $  2.53          $  2.90
                                                             ========         ========        ========         ========
