Form 10-Q
period 1996-09-30
ASARCO INC
filed 1996-11-14
CIK 7649

1996
                                  Third Quarter
                                    Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996            Commission file number 1-164
                  ------------------                                   -----





                               ASARCO Incorporated
                               -------------------
             (Exact name of registrant as specified in its charter)



           New Jersey                                         13-4924440
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)



     180 Maiden Lane, New York, N.Y.                                10038
     -------------------------------                                -----
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



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

As of October 31, 1996 there were outstanding 42,785,526 shares of Asarco Common Stock, without par value.

                                                  ASARCO Incorporated
                                                    and Subsidiaries


                                                   INDEX TO FORM 10-Q


                                                                                                            Page No.


Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Consolidated Statement of Earnings
  Three Months and Nine Months Ended
  September 30, 1996 and 1995                                                                                     2

Consolidated Balance Sheet
  September 30, 1996 and December 31, 1995                                                                        3

Consolidated Statement of Cash Flows
  Three Months and Nine Months Ended
  September 30, 1996 and 1995                                                                                     4

Notes to Consolidated Financial Statements                                                                      5-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                                           10-15

Report of Independent Accountants                                                                                16


Part II.  Other Information:

Item 1.  Legal Proceedings                                                                                       17

Item 6(a)  Exhibits on Form 10Q                                                                                  18

    Exhibit 11 -        Statement re Computation of Earnings per Share

    Exhibit 12 -        Statement re Computation of Consolidated Ratio of Earnings to Fixed
                        Charges and Combined Fixed Charges and Preferred Share Dividend
                        Requirements

Signatures                                                                                                       19

Exhibit I - Independent Accountants' Awareness Letter



                               ASARCO Incorporated

                                and Subsidiaries

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)

                                                                         3 Months Ended                      9 Months Ended
                                                                         September 30,                        September 30,
                                                                    1996              1995               1996               1995
                                                                    ----              ----               ----               ----
                                                                         (in thousands)                      (in thousands)

Sales of products and services                                        $647,819           $819,721         $2,045,204     $2,398,192

Operating costs and expenses:
  Cost of products and services                                        520,559            587,259          1,598,634      1,740,129
  Selling, administrative and other                                     32,964             32,493             98,346         94,698
  Depreciation and depletion                                            30,195             26,645             89,121         88,701
  Research and exploration                                              12,427              6,693             26,422         19,459
                                                                      --------           --------          ---------      ---------
  Total operating costs and expenses                                   596,145            653,090          1,812,523      1,942,987
                                                                      --------           --------          ---------      ---------

Operating income                                                        51,674            166,631            232,681        455,205
Interest expense                                                       (16,835)           (25,287)           (59,349)       (68,614)
Other income                                                             5,508               (433)            23,775         13,450
Gain on sale of shares of MIM Holdings Ltd.                                  -                  -             60,075              -
Gain on sale of interest in Silver Bell                                      -                  -             11,083              -
                                                                       -------           --------           --------       --------

Earnings before taxes on income and minority interests                  40,347            140,911            268,265        400,041
Taxes on income                                                         16,124             46,636             89,110        127,340
                                                                       -------           --------           --------       --------

Earnings before minority interests                                      24,223             94,275            179,155        272,701
Minority interests in net earnings of consolidated
    subsidiaries                                                       (18,271)           (35,959)           (65,115)       (92,263)
                                                                      --------            -------            -------        -------

Net earnings                                                          $  5,952           $ 58,316           $114,040       $180,438
                                                                      ========           ========           ========       ========

Per share amounts:

Net earnings (a)                                                      $   0.14           $   1.38           $   2.67       $   4.27
                                                                      ========           ========           ========       ========

Cash dividends                                                        $   0.20           $   0.20           $   0.60       $   0.50

Weighted average number of shares outstanding                           42,741             42,402             42,683         42,264




(a)      The effect on the  calculation  of net earnings per common share of the
         Company's   Common  Stock   equivalents   (shares   under  option)  was
         insignificant.




The accompanying notes are an integral part of these financial statements.

                                                       ASARCO Incorporated

                                                        and Subsidiaries

                                                   CONSOLIDATED BALANCE SHEET
                                                           (unaudited)

                                                                                          September 30,           December 31,
                                                                                              1996                   1995
                                                                                                     (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $  243,559              $ 238,400
  Marketable securities                                                                           1,000                 42,453
  Accounts and notes receivable, net                                                            476,617                514,368
  Inventories                                                                                   379,311                360,861
  Other assets                                                                                   59,321                 60,480
                                                                                              ---------             ----------
     Total current assets                                                                     1,159,808              1,216,562

Investments:
  Cost and available-for-sale                                                                   445,375                822,192
  Equity                                                                                         60,294                 61,758
Property                                                                                      4,397,167              4,209,177
Accumulated depreciation and depletion                                                       (2,156,308)            (2,098,911)
Intangible and other assets                                                                     129,013                115,945
                                                                                             ----------             ----------
  Total Assets                                                                               $4,035,349             $4,326,723
                                                                                             ==========             ==========

LIABILITIES
Current liabilities:
  Bank loans                                                                                 $   30,494             $   29,451
  Current portion of long-term debt                                                              43,272                 29,826
  Accounts payable                                                                              393,528                329,977
  Salaries and wages                                                                             31,967                 33,815
  Taxes on income                                                                                52,221                103,282
  Reserve for closed plant and environmental matters                                             48,370                 53,042
  Other current liabilities                                                                      58,357                 72,254
                                                                                              ---------             ----------
     Total current liabilities                                                                  658,209                651,647
                                                                                              ---------             ----------

Long-term debt                                                                                  773,716              1,062,588
Deferred income taxes                                                                           190,715                211,270
Reserve for closed plant and environmental matters                                               37,897                 62,484
Postretirement benefit obligations other than pensions                                           98,990                 95,125
Other liabilities and reserves                                                                   70,048                 72,225
                                                                                             ----------             ----------
     Total non-current liabilities                                                            1,171,366              1,503,692
                                                                                             ----------             ----------

MINORITY INTERESTS                                                                              481,451                463,900
                                                                                             ----------             ----------

COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                                                611,506                599,777
Unrealized gain on securities reported at fair value                                             59,058                131,600
Retained earnings                                                                             1,053,759                976,107
                                                                                              ---------             ----------
  Total Common Stockholders' Equity                                                           1,724,323              1,707,484
                                                                                              ---------             ----------

  Total Liabilities, Minority Interests and Common Stockholders' Equity                      $4,035,349             $4,326,723
                                                                                             ==========             ==========


(a)  Common shares: authorized 80,000; outstanding:                                              42,772                 42,571

The accompanying notes are an integral part of these financial statements.

                               ASARCO Incorporated

                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                 3 Months Ended                   9 Months Ended
                                                                                  September 30,                    September 30,
                                                                              1996            1995             1996           1995
                                                                                 (in thousands)                   (in thousands)
OPERATING ACTIVITIES
Net earnings                                                                  $5,952        $ 58,316        $114,040      $180,438
Adjustments to  reconcile  net  earnings  to net cash  provided from  operating activities:
   Depreciation and depletion                                                 30,195          26,645          89,121        88,701
   Provision for deferred income taxes                                         4,771          12,950          24,427        35,113
   Treasury stock used for employee benefits                                   1,136             939           4,577         3,770
   Undistributed equity (earnings) losses                                         44            (946)            630          (540)
   Gain on sale of interest in Silver Bell                                         -               -         (11,083)            -
   Gain on sale of investment in MIM Holdings Ltd.                                 -               -         (60,075)            -
   Net gain on sale of investments and property                                 (174)          4,749            (264)        2,996
   Decrease in reserve for closed plant and environmental matters             (8,737)        (21,425)        (29,259)      (51,999)
   Minority interests                                                         18,271          35,959          65,115        92,263
   Cash provided from (used for) operating assets and liabilities, net of the consolidation of SPCC:
          Accounts and notes receivable                                       (5,805)        (72,356)          37,053      (35,949)
          Inventories                                                           (998)         26,664          (19,630)      10,358
          Accounts payable and accrued liabilities                            51,082          20,729           15,979      (10,945)
          Other operating assets and liabilities                              15,117          28,611          (30,369)      18,743
          Foreign currency transaction (gains) losses                         (1,720)             38           (4,179)      (1,241)
                                                                             --------        --------        --------     --------

Net cash provided from operating activities                                  109,134         120,873          196,083      331,708
                                                                             --------        --------        --------     --------

INVESTING ACTIVITIES
Capital expenditures                                                         (98,970)        (89,399)         (221,129)   (275,781)
Sale of investments and property                                                (823)          9,146               990      11,965
Sale of available-for-sale securities                                          5,711           4,823            21,631      13,967
Sale of interest in Silver Bell                                                    -               -            15,000           -
Sale of investment in MIM Holdings Ltd.                                            -               -           326,218           -
Proceeds from held-to-maturity investments                                         -          16,927            42,455      76,673
Purchase of available-for-sale securities                                     (5,500)         (4,623)          (21,478)    (14,975)
Purchase of held-to-maturity investments                                      (1,000)              -            (1,002)    (33,676)
Purchase of investments                                                       (4,533)         (1,545)           (9,501)     (3,879)
Release of restricted cash                                                         -           2,177                 -      60,450
Acquisition of additional interest in SPCC                                         -               -                 -    (116,444)
Consolidation of the opening cash balance of SPCC                                  -               -                 -      93,348
                                                                            ---------        ---------        --------    ---------
Net cash provided from (used for) investing activities                      (105,115)        (62,494)          153,184    (188,352)
                                                                            ---------        ---------        --------    ---------

FINANCING ACTIVITIES
Debt incurred                                                                  5,918          65,057            53,270     229,780
Debt retired                                                                  (4,048)        (92,272)         (327,659)   (121,439)
Net treasury stock transactions                                                  246           5,108               897       5,343
Distributions to minority interests                                           (9,890)         (7,920)          (46,624)    (23,482)
Dividends paid to common stockholders                                         (8,549)         (8,487)          (25,614)    (21,146)
                                                                             --------        --------           --------   --------
Net cash provided from (used for) financing activities                       (16,323)        (38,514)         (345,730)     69,056
                                                                             --------       ---------          --------    --------
Effect of exchange rate changes on cash                                       (1,758)         (1,295)            1,622      (1,640)
                                                                             --------       ---------           --------   --------
Increase (decrease) in cash and cash equivalents                             (14,062)         18,570             5,159     210,772
Cash and cash equivalents at beginning of period                             257,621         210,523           238,400      18,321
                                                                             --------       --------          --------    --------
Cash and cash equivalents at end of period                                  $243,559        $229,093          $243,559    $229,093
                                                                             ========       ========          ========    ========

The accompanying notes are an integral part of these financial statements.

                               ASARCO Incorporated
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996 and the results of operations and cash flows for the three months and nine months ended September 30, 1996 and 1995. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. The results of operations for the three month and nine month periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 annual report on Form 10-K.

B. In the second quarter of 1996 the Company sold its 15.0% interest in MIM Holdings Limited for $326.2 million, net of expenses, resulting in a pre-tax gain of $60.1 million and an after-tax gain of $39.0 million. The Company's first quarter 1996 results included an $11.1 million pre-tax gain ($7.2 million after-tax) on the sale of a 25% interest in its Silver Bell project to Mitsui & Co., Ltd.


C.   Inventories were as follows:
         (in millions)

                                                                                       September 30,        Dec. 31,
                                                                                           1996               1995
       Inventories of smelters and refineries at lower of LIFO cost or market              $19.2            $ 12.9
       Provisional cost of metals received from suppliers for which prices have
           not yet been fixed                                                               39.4              34.0
       Mine inventories at lower of FIFO cost or market                                    111.7             111.1
       Metal inventory at lower of average cost or market                                   39.7              35.2
       Materials and supplies at lower of average cost or market                           142.0             139.1
       Other                                                                                27.3              28.6
                                                                                          ------            ------
            Total                                                                         $379.3            $360.9
                                                                                          ======            ======

     At September 30, 1996, replacement cost exceeded inventories carried at LIFO cost by approximately $124.3 million (December 31, 1995 - $136.8 million).


D.   Metal Hedging and Trading Activities:

     Hedging: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Synthetic put options are established by entering into a forward sale and purchasing a call option for the same quantity of the relevant metal for the time period relating to such forward sale.

     Depending upon market conditions the Company may either sell put options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold. Third quarter results include a pre-tax gain of $13.7 million (including the Company's proportionate interest in the pre-tax gain of SPCC) from the sale or exercise of copper put options held by the Company with respect to copper sales in the period. Results for the nine months include a pre-tax gain of $14.1 million (including the Company's proportionate interest in SPCC) from the sale or exercise of copper put options held by the Company with respect to copper sales in the nine month period.

     The table below details copper put options purchased and held by the Company at September 30, 1996:

                                     Copper Put Options held at September 30,1996
                                         (in millions, except per lb. amounts)
                                                                                                          Percent of
                                              Option           Strike Price                               Estimated
                                Lbs.          Period              Per lb.               Cost                Sales
      ASARCO                   44.0           10/96 - 12/96         $1.04               $1.2                  28%
                               38.0            1/97 -  3/97         $1.00                0.9                  23%
                               ----                                                     ----
                               82.0                                                     $2.1

      SPCC                     38.7           10/96 - 12/96          $0.95              $0.6                  25%
                               41.3            1/97 -  3/97          $0.95               0.4                  26%
                               ----                                                     ----
                               80.0                                                     $1.0

     In October 1996, the Company sold or exercised additional copper put options covering 44.0 million pounds of fourth quarter 1996 copper sales with an average strike price of $1.04. The total pre-tax gain from the October option activity was $4.5 million. SPCC sold or exercised copper put options covering 38.7 million pounds of fourth quarter 1996 copper sales with an average strike price of $0.95. The total pre-tax gain from SPCC's October activity was $1.7 million.

     The Company's beneficial interest in the pre-tax gain from 1996 copper option sales and exercises through October 31, 1996 is $43.9 million, including the Company's proportionate interest in the pre-tax gain realized by SPCC. Of that amount $29.8 million remains to be recognized, $14.3 million in the fourth quarter of 1996 and $15.5 million in 1997.

     Trading: As part of its price protection program, the Company may also use synthetic put options. Each component of a synthetic put option may be purchased or sold at different times. In those cases where the forward sale component has not been entered into or has been sold, call options are accounted for as trading activities and the carrying values of such call options are marked to market and any related adjustments are recorded in earnings.

     As of September 30, 1996, the Company held call options covering 61.5 million pounds of copper exercisable in 1997 at a strike price of $1.03. The carrying value of the call options was $1.1 million.

     Gains and (Losses): The recognized pre-tax gains (losses) of the Company's metal hedge and trading activities, were as follows:

                                                               Three Months Ended                Nine Months Ended
       (in thousands)                                             September 30,                    September 30,

       Metal                                                   1996            1995              1996             1995
       -----                                                   ----            ----              ----             ----
       Copper                                               $12,587           $(655)          $10,835          $(2,401)
       Zinc                                                       -             (32)              (12)             (81)
       Lead                                                      50            (180)              213             (285)
       Silver                                                     -             286                 -              501
                                                             -------          ------           -------          -------
          Total Gain (Loss)                                 $12,637           $(581)          $11,036          $(2,266)
                                                             =======          ======           =======          =======

E.   Supplemental disclosures of cash flow information:
         (in millions)

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                                1996              1995             1996              1995
                                                                ----              ----             ----              ----
          Cash paid for:
            Interest (net of amounts capitalized)              $15.5             $25.3           $ 59.0             $64.0
            Income taxes (net of refunds)                       17.3              19.6            114.3              45.9

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

     The Company and certain subsidiaries are defendants in seventeen class and non-class lawsuits in Texas seeking substantial compensatory and punitive damages for personal injury and contamination of property allegedly caused by present and former operations, primarily in Texas, and product sales of the Company and its subsidiaries.

     The Company and two subsidiaries, at September 30, 1996, are defendants in 736 lawsuits brought by 4,428 primary and 1,670 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos. One subsidiary is a defendant in one lawsuit seeking damages for removal or containment of asbestos-containing products in structures. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

     A subsidiary of SPCC, the Company, other present and former corporate shareholders of the subsidiary of SPCC and certain other companies are defendants in a lawsuit in federal district court in Corpus Christi, Texas, brought in September 1995 by 698 Peruvian plaintiffs seeking damages for personal injury and property damage allegedly caused by the operations of SPCC's subsidiary in Peru. Plaintiffs have filed a notice of appeal from the district court order dismissing the complaint and from an earlier order of that court denying plaintiffs' motion to remand the case to state court.

     On March 22, 1996, the United States government filed an action in United States District Court in Boise, Idaho, against the Company and three other mining companies under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund) and the federal Clean Water Act for alleged natural resource damages to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over approximately the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for restoration of the area. The Company believes, and has been advised by outside legal counsel, that it has strong legal defenses to the lawsuit.

     The Company and certain of its subsidiaries have received notices from the United States Environmental Protection Agency (EPA) that they and in most cases numerous other parties are potentially responsible to remediate alleged hazardous substance releases at certain sites under CERCLA. In addition, the Company and certain of its subsidiaries are defendants in lawsuits brought under CERCLA or state laws which seek substantial damages and remediation. Remedial action is being undertaken by the Company at some of the sites.

     In connection with the sites referred to above, as well as at other closed plants and sites where the Company is working with the EPA and state agencies to resolve environmental issues, the Company has made reasonable estimates, where possible, of the extent and cost of necessary remedial action and damages. As a result of feasibility studies, public hearings, engineering studies and discussions with the EPA and similar state agencies, for sites where it is probable that liability has been incurred and the amount of cost could be reasonably estimated, the Company recorded charges to earnings in the fourth quarter of 1995 of $59.2 million and in 1994 of $51.2 million. Reserves for closed plants and environmental matters total $86.3 million at September 30, 1996. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures charged to these reserves for the three months ended September 30, 1996 and 1995 were $10.4 million and $22.6 million, respectively, and for the nine months ended September 30, 1996 and 1995 were $34.3 million and $54.9 million, respectively.

     Future environmental related expenditures cannot be reliably determined in many circumstances due to the early stages of investigation, the uncertainties relating to specific remediation methods and costs, the possible participation of other potentially responsible parties and changing environmental laws and interpretations. Similarly, due to the uncertainty of the outcome of court proceedings, future expenditures related to litigation cannot be reliably determined. It is the opinion of management that the outcome of the legal proceedings and environmental contingencies mentioned, and other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of Asarco and its consolidated subsidiaries. However, it is possible that litigation and environmental contingencies could have a material effect on quarterly or annual operating results, when they are resolved in future periods. This opinion of management is based on considerations including experience related to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when the availability of insurance has not been determined.

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

     The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") in October 1996. SOP 96-1 provides authoritative guidance on specific accounting issues in connection with recognizing, measuring and disclosing environmental cleanup liabilities. The Company is currently assessing the impact of this statement, which is effective for fiscal years beginning after December 15, 1996.

                                  Part I Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $6.0 million, or $0.14 per share, for the third quarter ended September 30, 1996, compared with net earnings of $58.3 million, or $1.38 per share, for the third quarter of 1995. For the nine month period ended September 30, 1996, the Company reported net income of $114.0 million, or $2.67 per share, compared with net income of $180.4 million or $4.27 per share for the comparable 1995 period. Results for the nine month period ended September 30, 1996 include an after-tax gain of $39.0 million, or $0.91 per share, on the sale of the Company's remaining 15% interest in M.I.M. Holdings Limited (MIM) and a $7.2 million, or $0.17 per share gain on the sale of a 25% interest in the Company's Silver Bell mine. The Company's earnings in the third quarter of 1996 and nine month period ended September 30, 1996 were significantly affected by a decline in copper prices when compared with the same periods in 1995.

The decline in the price of copper over the comparable periods of 1995 reduced the Company's net earnings by an estimated $67.0 million for the third quarter of 1996 and $144.0 million for the nine month period ended September 30, 1996.

In the second quarter of 1996, the Company sold its 15.0% interest in MIM for $326.2 million, resulting in a pre-tax gain of $60.1 million and an after-tax gain of $39.0 million. The sale of the Company's interest in MIM provided significant cash to reduce debt and will allow the Company to focus its attention on investments which it operates and manages directly. The sale allowed the Company to take a major step toward achieving its long-term goal of reducing its debt to 25% of total capitalization. At September 30, 1996 the Company's debt as a percentage of total capitalization was 27.8%, compared with 34.1% at December 31, 1995.

The Company's beneficial interest in mined copper production in the third quarter of 1996 was 251.3 million pounds, an increase over the same period in 1995 of 11.0%. The increase was attributable to higher production at all of the Company's major copper properties and at SPCC which is 54% owned by the Company.

For the first nine months of 1996, beneficial mined copper production increased over 17% from the first nine months of 1995 to 760.5 million pounds. The Company's beneficial interest in production at SPCC was up 36% for the first nine months of 1996 as compared to the same period in 1995 reflecting the Company's increased ownership of SPCC as of April 1995 as well as a full nine months of production from SPCC's new solvent extraction/electrowinning (SX/EW) facility which began production in the fourth quarter of 1995. SPCC's SX/EW production was 24.4 million pounds in the third quarter and 69.8 million pounds for the nine months ending September 30, 1996.

In the second quarter of 1996, the Company announced the formation of a joint venture with Minto Exploration Ltd. of Canada to develop the Minto Mine in the Yukon Territory, Canada. The Company will have an 87% interest and will manage the project. The Minto Mine is expected to produce an annual average of 27 million pounds of copper, 10,000 ounces of gold and 160,000 ounces of silver contained in concentrate. The initial life of the mine is expected to be 13 years. Start up of the project is expected early in 1998.

In the third quarter of 1996 the Company announced that operations at one of the two concentrators at its Ray Complex will be partially curtailed to reduce copper concentrate inventories. This curtailment will permit the Company to process excess concentrates through its smelters and is expected to last through the first quarter of 1997. This curtailment will not have any effect on the Company's smelter or refined copper production.

In October the Company announced that it will indefinitely shut down its Leadville mine in Colorado beginning December 31, 1996 due to depressed lead and zinc concentrate prices. The unit will be placed on a care-and-maintenance basis in order to conserve ore reserves. The Company has also put its New Market zinc mine in Tennessee on a care and maintenance basis due to depressed zinc prices. Operations at the Company's three other zinc mines in Tennessee will continue.

Sales: Sales in the third quarter of 1996 were $647.8 million, compared with $819.7 million in the third quarter of 1995. Sales for the nine month period ended September 30, 1996 were $2,045.2 million, compared with $2,398.2 million for the comparable 1995 period. The decline in sales for the third quarter and for the nine months ending September 30, 1996 over the same periods in 1995 were principally a result of lower copper prices. Metal sales volumes and prices for the quarter and nine month periods were as follows:

Metal Sales Volume:
                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                           1996             1995              1996             1995
                                                           ----             ----              ----             ----
Copper     (000s pounds)
  Asarco                                                 299,100          240,000           811,700         755,400
  SPCC                                                   188,600          189,700           519,400         468,800
                                                         -------          -------          ---------       --------
  Consolidated                                           487,700          429,700         1,331,100       1,224,200

  Asarco Beneficial Interest (2)                         398,100          339,000         1,083,700         988,400

Lead       (000s pounds)
  Asarco                                                  75,300          104,400           227,900         302,600

Silver     (000s ounces)
  Asarco                                                   5,601            9,583            23,222          28,414
  SPCC                                                       818            1,110             2,363           2,708
                                                          ------           -------           -------        -------
  Consolidated                                             6,419           10,693            25,585          31,122

  Asarco Beneficial Interest (2)                           6,030           10,162            24,459          29,766

Zinc       (000s pounds) (1)
  Asarco                                                  48,232           58,796           163,947         186,388

Molybdenum (000s pounds) (1)
  Asarco                                                   1,741            1,145             4,812           3,705
  SPCC                                                     2,152            2,656             5,956           6,074
                                                         -------          -------           -------         -------
  Consolidated                                             3,893            3,801            10,768           9,779

  Asarco Beneficial Interest (2)                           2,870            2,530             7,931           6,702

   (1) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents tons of zinc and molybdenum metal contained in concentrate.

   (2) Asarco consolidated SPCC effective January 1, 1995 based on Asarco's 52.3% equity ownership which, net of minority interests, constituted a beneficial interest of 43.2%. Effective April 1995, Asarco's beneficial interest increased to 52.1%. At September 30, 1996, Asarco's beneficial interest in SPCC is 52.5%.

Average Metal Prices:

Prices for the Company's metals are established principally on the New York Commodity Exchange ("COMEX") or the London Metal Exchange ("LME").

                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                                   1996            1995           1996            1995
                                                                   ----            ----           ----            ----
Copper     (per pound - COMEX)                                     $ .91          $ 1.36          $1.08          $ 1.36
Copper     (per pound - LME)                                         .90            1.37           1.06            1.34
Lead       (per pound - LME)                                         .36             .28            .36             .28
Silver     (per ounce - Handy & Harman)                             5.05            5.33           5.29            5.17
Zinc       (per pound - LME)                                         .45             .46            .46             .47
Molybdenum (per pound - Metals Week Dealer Oxide)                   3.29            4.37           3.47            8.45

Metal Hedging and Trading Activities:

Hedging: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Synthetic put options are established by entering into a forward sale and purchasing a call option for the same quantity of the relevant metal for the time period relating to such forward sale.

Depending upon market conditions the Company may either sell put options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold. Third quarter results include a pre-tax gain of $13.7 million (including the Company's proportionate interest in the pre-tax gain of SPCC) from the sale or exercise of copper put options held by the Company with respect to copper sales in the period. Results for the nine months include a pre-tax gain of $14.1 million (including the Company's proportionate interest in SPCC) from the sale or exercise of copper put options held by the Company with respect to copper sales in the nine month period.

The table below details copper put options purchased and held by the Company at September 30, 1996:

                                   Copper Put Options held at September 30,1996
                                       (in millions, except per lb. amounts)
                                                                                                        Percent of
                                           Option            Strike Price                               Estimated
                              Lbs.         Period              Per lb.                Cost                Sales
    ASARCO                   44.0          10/96 - 12/96          $1.04               $1.2                  28%
                             38.0            1/97 - 3/97          $1.00                0.9                  23%
                             ----                                                     ----
                             82.0                                                     $2.1

    SPCC                     38.7          10/96 - 12/96          $0.95               $0.6                  25%
                             41.3            1/97 - 3/97          $0.95                0.4                  26%
                             ----                                                     ----
                             80.0                                                     $1.0

In October 1996, the Company sold or exercised additional copper put options covering 44.0 million pounds of fourth quarter 1996 copper sales with an average strike price of $1.04. The total pre-tax gain from the October option activity was $4.5 million. SPCC sold or exercised copper put options covering 38.7 million pounds of fourth quarter 1996 copper sales with an average strike price of $0.95. The total pre-tax gain from SPCC's October activity was $1.7 million.

The Company's beneficial interest in the pre-tax gain from 1996 copper option sales and exercises through October 31, 1996 is $43.9 million, including the Company's proportionate interest in the pre-tax gain realized by SPCC. Of that amount $29.8 million remains to be recognized, $14.3 million in the fourth quarter of 1996 and $15.5 million in 1997.

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

As of September 30, 1996, the Company held call options covering 61.5 million pounds of copper exercisable in 1997 at a strike price of $1.03. The carrying value of the call options was $1.1 million.

Gains and (Losses): The recognized pre-tax gains (losses) of the Company's metal hedge and trading activities, were as follows:

(in thousands)                                             Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
Metal                                                     1996             1995             1996              1995
-----                                                     ----             ----             ----              ----
Copper                                                 $12,587            $(655)          $10,835          $(2,401)
Zinc                                                         -              (32)              (12)             (81)
Lead                                                        50             (180)              213             (285)
Silver                                                       -              286                 -              501
                                                       -------           ------           -------          -------
   Total Gain (Loss)                                   $12,637            $(581)          $11,036          $(2,266)
                                                       =======           ======           =======          =======

Cost of Products & Services: Cost of products and services were $520.6 million in the third quarter of 1996, compared with $587.3 million in the third quarter of 1995. The decrease in costs reflected the lower price effect on costs of outside copper purchases. The Company purchased 12,500 tons of refined copper to meet customer commitments in the third quarter of 1996 compared to 9,100 tons in the third quarter of 1995. In addition, SPCC's cost of sales was 23% lower in the third quarter of 1996 than the same period in 1995. The decline is principally attributable to the reduction of sales of copper produced from purchased concentrates which were replaced by sales of copper produced from the Company's new low-cost SX/EW operation.

Cost of products and services for the nine month period ended September 30, 1996 were $1,598.6 million, compared with $1,740.1 million for the comparable 1995 period. The decrease in costs reflected the lower price and volume effect on costs of outside copper purchases. The Company purchased 40,700 tons of refined copper to meet customer commitments for the nine months in 1996 compared to 48,300 tons for the nine months in 1995.

Nonoperating Items: Interest expense was $16.8 million in the third quarter of 1996, and $59.3 million for the nine month period ended September 30, 1996, compared with $25.3 million and $68.6 million for the respective periods in 1995. The decrease primarily reflected lower borrowings resulting from the use of proceeds from the sale of the Company's interest in MIM to reduce debt. Other income reflects higher interest income on higher cash balances at SPCC and dividend income.


Cash Flows:

Third quarter - Net cash provided from operating activities was $109.1 million in the third quarter of 1996, compared with $120.9 million in the third quarter of 1995. The decrease is primarily a result of lower operating income in 1996 partially offset by an increase in cash provided from working capital. The change in working capital is due to proceeds from the sale of copper put options and the effect of declining metal prices on account receivable balances. Net cash provided from investing activities was $105.1 million in the third quarter of 1996, compared with cash used of $62.5 million in the third quarter of 1995.

The increase in cash used for investing activities in the third quarter of 1996 is due to higher capital expenditures in 1996 and the proceeds from the maturity of held-to-maturity securities at SPCC in 1995. The higher capital spending in 1996 is a result of environmental control expenditures at the Company's East Helena and Glover lead plants and an expansion of the Company's specialty chemicals operation in Singapore.

Cash used for financing activities in the third quarter of 1996 was $16.3 million as compared with $38.5 million in 1995. The decrease reflects the prepayment of $13.5 million of the Company's 8 3/4% pollution control revenue bonds and the prepayment by SPCC of $77.0 million, substantially all of the outstanding balance, under the $115 million credit facility in 1995, offset by the borrowing by SPCC in 1995, of $35 million from the Export-Import Bank of the United States for use in its capital investment program.

Nine months - Net cash provided from operating activities was $196.1 million for the nine month period ended September 30, 1996, compared with $331.7 million in the corresponding prior period. The decrease reflects cash flows attributable to lower operating income and the payment of income taxes and employee participation payments offset by a reduction in working capital. The change in cash provided from working capital in 1996 is due to proceeds from the sale of copper put options and the effect of declining metal prices on accounts receivable partially offset by an increase in concentrate inventory in the first and second quarters of 1996.

Cash provided from investing activities was $153.2 million for the nine month period ended September 30, 1996, compared with cash used of $188.4 million in the corresponding prior period. Investing activities for the nine month period ending September 30, 1996 included cash proceeds from the sale of MIM common shares and a 25% interest in the Company's Silver Bell project and the expiration of held to maturity investments. Cash used for investing activities for the nine month period ending September 30, 1995 reflected the effect of the consolidation of SPCC and the acquisition of an additional 10.7% interest in SPCC. The decrease in capital spending in 1996 from 1995 reflected the completion of the SPCC SX/EW facility in the fourth quarter of 1995.

For the nine months ended September 30, 1996 cash used for financing activities was $345.7 million compared with cash provided of $69.1 million in the corresponding prior period. Use of proceeds from the sale of MIM stock was used to repay a portion of the Company's revolving credit debt in 1996. 1995 financing activities that contributed to the increase in cash used were the sale of $150.0 million in 8.5% debentures and the prepayment of $40 million of 9 3/4% debentures, as well as the prepayment by SPCC of $77.0 million under the $115 million credit facility offset by $35 million of borrowings from the Export-Import Bank of the United States.

Liquidity and Capital Resources: At September 30, 1996, the Company's debt as a percentage of total capitalization (total debt, minority interest and stockholders equity) was 27.8%, compared with 34.1% at December 31, 1995. The change in the Company's debt to capitalization ratio is largely attributable to the use of the proceeds from the sale of MIM to pay down debt. Consolidated debt at the end of the third quarter 1996 was $847.5 million compared with $1,121.9 million at the end of 1995. Additional indebtedness permitted under the terms of the Company's credit agreements totaled $787.1 million at September 30, 1996.

The Company expects that it will meet its cash requirements for 1996 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

In October, the Board of Directors declared a quarterly dividend on the common stock of 20 cents per share payable December 2, 1996 to stockholders of record at the close of business on November 13, 1996.

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

The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") in October 1996. SOP 96-1 provides authoritative guidance on specific accounting issues in connection with recognizing, measuring and disclosing environmental cleanup liabilities. The Company is currently assessing the impact of this statement, which is effective for fiscal years beginning after December 15, 1996.

Cautionary Statement: Forward-looking statements in this report and in other Company statements include statements regarding expected commencement dates of mining or metal production operations, projected quantities of future metal production, anticipated production rates, operating efficiencies, costs and expenditures as well as projected demand or supply for the Company's products. Actual results could differ materially depending upon factors including the availability of materials, equipment, required permits or approvals and financing, the occurrence of unusual weather or operating conditions, lower than expected ore grades, the failure of equipment or processes to operate in accordance with specifications, labor relations, environmental risks as well as political and economic risk associated with foreign operations. Results of operations are directly affected by metals prices on commodity exchanges which can be volatile.

COOPERS & LYBRAND L.L.P.







                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:


We have reviewed the accompanying interim condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of September 30, 1996 and the related interim condensed consolidated statements of earnings and cash flows for the three month and nine month periods ended September 30, 1996 and 1995. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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





                                                Coopers & Lybrand L.L.P.




New York, New York
October 21, 1996

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

1. Asarco and two of its  wholly-owned  subsidiaries,  Lac  d'Amiante du Quebec,
Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Form 10-K for 1995 and prior years and Form 10-Q for the first and second quarters of 1996. As of September 30, 1996, there were pending against Asarco and its subsidiaries 736 lawsuits brought by 4,428 primary and 1,670 secondary plaintiffs in 26 states seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. As of September 30, 1996, LAQ, Asarco and Capco have settled or have been dismissed from a total of 6,127 asbestos personal injury lawsuits brought by approximately 78,742 primary and 51,755 secondary plaintiffs.

2. On October 4, 1996, the Company responded to an August 30, 1996 General Notice Letter from the United States Environmental Protection Agency ("EPA") and offered to perform certain remediation activities at the Circle Smelting site in Beckemeyer, Illinois, an area where a subsidiary of the Company previously operated a zinc smelter. Negotiations are underway between the EPA and the Company concerning the scope of remediation.

3. With respect to the March 1996 notice of violation related to the El Paso plant, reported on Form 10-Q for the first quarter of 1996, in September 1996 the Company signed an Agreed Order with the Texas Natural Resources Conservation Commission, which had issued the notice with EPA oversight. The Agreed Order requires abatement of noted violations, investigation of soil and groundwater impacts, and payment of a penalty assessed at $168,400. Asarco has paid $84,200 and will perform a supplemental environmental project in lieu of paying the balance of the penalty.

4. With respect to the lawsuit in federal court in Tacoma, Washington, reported on Form 10-K for 1995, by a retirement home seeking damages for diminution of property value, response costs and attorneys' fees, on September 19, 1996 the suit was dismissed on the grounds that plaintiff's claims were barred by lack of subject matter jurisdiction, lack of actual and substantial damages, or by the applicable statute of limitations. On October 16, 1996, a notice of appeal was filed by plaintiff.

5. On August 12, 1996, a lawsuit was filed in state district court in San Patricio County, Texas, against Asarco and two of its wholly-owned subsidiaries, Encycle, Inc. and Encycle/Texas, Inc. and ten other defendants by approximately 457 plaintiffs who allegedly own property and/or reside near a landfill in Sinton, Texas. Plaintiffs seek compensatory and punitive damages for personal injury and property damage allegedly caused by defendants' disposal of toxic and hazardous wastes at the landfill. This landfill is the same one that was the subject of a previous lawsuit in Duval County, Texas, by nearby residents, settlement of which was reported on Form 10-K for 1995.

Item 6(a) - Exhibits on Form 10Q


                                                            EXHIBIT INDEX

Exhibit
11                    Statement re Computation of Earnings per Share

12                    Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed
                      Charges and Preferred Share Dividend Requirements

Exhibit 11        Statement re Computation of Earnings per Share


This calculation is submitted in accordance with Regulation S-K item 601(b)(11).

Fully Diluted Earnings per Common Share
(in thousands, except per share amounts)

                                                                   3 Months Ended                9 Months Ended
                                                                    September 30,                 September 30,
                                                                1996           1995            1996           1995
                                                                ----           ----            ----           ----
Net earnings applicable to common stock                       $ 5,952        $ 58,316       $114,040       $180,438
                                                              =======        ========       ========       ========


Weighted average number of common shares outstanding           42,741          42,402         42,683         42,264
Shares issuable from assumed exercise of Stock Options             27             163             76            131
                                                               ------          ------         ------         ------
Weighted average number of common shares outstanding, as
   adjusted                                                    42,768          42,565         42,759         42,395
                                                               ======          ======         ======         ======


Fully diluted earnings per share:

Net earnings applicable to common stock                        $ 0.14          $ 1.37         $ 2.67         $ 4.26
                                                               ======          ======         ======         ======

Primary earnings per share:

Net earnings applicable to common stock                        $ 0.14          $ 1.38         $ 2.67         $ 4.27
                                                               ======          ======         ======         ======






Exhibit 12          Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and
                    ----------------------------------------------------------------------------------------------------------
                    Preferred Share Dividend Requirements

                                                  Nine Months
                                                     Ended
                                                 September 30,
                                                     1996           1995          1994           1993          1992          1991
                                                     ----           ----          ----           ----          ----          ----

NET EARNINGS (LOSS)                                $114,040      $169,153       $ 64,034      $ 15,619      $(83,091)      $45,957
  Adjustments
    Taxes on Income                                  88,543       122,465          9,375       (36,503)      (37,371)        2,199
     Equity Earnings, Net of Taxes                   (2,175)       (1,837)       (47,653)      (27,384)       (2,575)      (10,393)
     Cumulative Effect of Change in
       Accounting Principle                               -             -              -       (86,295)       53,964             -
     Dividends received from non-
       consolidated associated
       companies                                      3,372         1,828         14,301         1,676           803         2,078
     Total Fixed Charges                             64,887        99,516         66,377        64,359        62,200        62,653
     Interest Capitalized                            (2,281)       (3,256)          (869)       (4,010)       (7,433)      (12,347)
     Capitalized Interest Amortized                   1,621         2,949          1,727         1,629         1,825         1,840
     Minority interest                               65,115       129,543            809           693           615           720
                                                    --------     --------       --------       --------      --------      -------
EARNINGS (LOSS)                                    $333,122      $520,361       $108,101      $(70,216)     $(11,063)      $92,707
                                                    ========     ========       ========       ========      ========      =======
FIXED CHARGES
     Interest Expense                              $ 59,349      $ 91,954       $ 62,529      $ 57,321      $ 51,230       $46,227
     Interest Capitalized                             2,281         3,256            869         4,010         7,433        12,347
     Imputed Interest Expense                         3,257         4,306          2,979         3,028         3,537         4,079
                                                    --------     --------       --------       --------      --------      -------
TOTAL FIXED CHARGES                                $ 64,887      $ 99,516       $ 66,377      $ 64,359      $ 62,200       $62,653
                                                    ========      ========       ========      ========      ========      =======
Ratio of Earnings to Fixed Charges                      5.1           5.2            1.6          (1.1)         (0.2)          1.5
                                                    ========      ========       ========      ========      ========      =======

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ASARCO Incorporated
                                             (Registrant)




Date:   November 13, 1996                 /s/ Kevin R. Morano
                                          -------------------
                                          Kevin R. Morano
                                          Vice President, Finance and
                                          Chief Financial Officer



Date:   November 13, 1996                 /s/ William Dowd
                                          William Dowd
                                          Controller

                                    Exhibit I

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated October 21, 1996 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of September 30, 1996 and for the three month and nine month periods ended September 30, 1996 and 1995 and included in this Form 10-Q for the quarter ended September 30, 1996 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, and 33-34606) and Form S-3 (File Nos. 33-45631,
33-55993 and 333-02359). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                  Coopers & Lybrand L.L.P.




New York, New York
November 12, 1996