Form 10-K405
period 1996-12-31
ASARCO INC
filed 1997-03-24
CIK 7649

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 1996 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996         Commission file number 1-164
                          -----------------                                -----



                              ASARCO Incorporated

             (Exact name of registrant as specified in its charter)



         New Jersey                                        13-4924440
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                     180 Maiden Lane, New York, N. Y. 10038
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code       (212) 510-2000


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, there were of record 42,894,878 shares of Common Stock, without par value, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price of Asarco Common Stock on the New York Stock Exchange - Composite Transactions) of ASARCO Incorporated held by nonaffiliates was approximately $1.3 billion.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III: Proxy statement in connection with the Annual Meeting to be held on April 30, 1997.
Part IV:     Exhibit index is on pages C1 through C4.

A1
                                                          PART I

Item 1. Business

Asarco, a New Jersey corporation organized in 1899, is one of the world's leading producers of nonferrous metals, principally copper, lead, zinc, silver and molybdenum. Asarco also produces specialty chemicals and aggregates. Asarco and its subsidiaries operate mines in the United States, Peru, Canada and Mexico.

All tonnages are in short tons. All ounces are troy ounces. Dollar amounts are in U.S. dollars unless otherwise indicated. "Asarco" or "the Company" includes Asarco and subsidiaries.

Asarco's beneficial mined copper production reached one billion pounds in 1996, including its share of Southern Peru Copper Corporation (SPCC), a subsidiary of the Company. This record level of production establishes Asarco as the fourth largest private sector copper producer in the world. Copper is Asarco's most important product, representing 65% of total sales in 1996. Approximately 68% of copper mine production comes from the Company's mines in the U.S., with the balance from SPCC's mines in Peru. Asarco has also developed one of the largest copper ore reserve positions in the industry.

Asarco's lead and zinc businesses include a fully integrated lead business in Missouri, a custom lead smelting business and a zinc mining business. Asarco produced nearly 220 million pounds of lead from its own mines in 1996. Zinc mine production in 1996 totaled just over 170 million pounds.

Silver is produced as a by-product of the Company's other mining operations and from the mining operations conducted through the Company's 50% owned Silver Valley Resources which restarted operations in 1996 at its two mines in Idaho. The Company also has several interesting gold prospects, principally in South America, as a result of its worldwide exploration program.

Asarco's specialty chemicals business, owned since 1957, and its aggregates business, owned since 1971, achieved record earnings in 1996. Enthone-OMI is a worldwide leader in specialty chemicals for the electronics and metal plating industries. American Limestone provides a variety of crushed stone and related construction products.

Asarco realized $326 million from the sale of its investment in M.I.M. Holdings Limited in 1996. The proceeds from the sale were used to reduce debt which helped to improve the Company's debt-to-capitalization ratio to 26.7% at year end and reduced annual interest expense by about $21 million.

Asarco also holds a 23.6% interest in Grupo Mexico, S.A. de C.V., the largest Mexican copper mining company. The Company plans to sell this investment which has a value of approximately $400 million.

Reference is made to the following Financial Statement footnotes included in this report: Investments in Note 6, and Business Segments in Note 13.

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

A2

Asarco Copper Operations

Asarco's North American copper business includes the Mission mine south of Tucson, Arizona; the Ray mine north of Kearny, Arizona, copper smelters in Hayden, Arizona and El Paso, Texas; and a copper refinery in Amarillo, Texas. Asarco also owns a 49.9% interest in Montana Resources' copper-molybdenum mine in Butte, Montana, a 75% interest in the Silver Bell copper mine west of Tucson where a new leaching and solvent extraction/electrowinning (SX/EW) operation is nearing completion, and an 84.3% interest in the Minto mine project, a new copper-gold mine under development in the Yukon Territory, Canada. The Company's Peruvian copper business, conducted through Southern Peru Copper Corporation
(SPCC), a subsidiary of the Company, produces copper at the Toquepala and Cuajone mines, the Ilo smelter and the Ilo refinery, all located in the southern part of Peru.


Record Copper Production

For the first time in its history, the Company's beneficial interest in mined copper production exceeded one billion pounds, a 13% increase over 1995. In addition to production gains, the Company's beneficial interest in SPCC's production grew in 1996 as a result of a full year of increased ownership. The Company acquired an additional 10.7% interest in SPCC in April 1995.

Production gains at the Company's domestic operations resulted from increased copper ore production and higher ore grades at both the Mission and Ray mines, and at SPCC, from increased ore grades at Cuajone and from a full year's operation of its SX/EW facility, which was placed in service late in 1995. The Company's beneficial interest in refined production of copper in 1996 was 1.3 billion pounds, also a record. The increase was a result of increased capacity at SPCC's Ilo refinery, the new SPCC SX/EW refined copper production and the increased ownership position in SPCC.


Metal Markets

Demand for copper in 1996 was at a record level for the 11th year in a row. As a result, despite increased worldwide production of copper, demand continued to exceed supply and inventories declined for the third consecutive year.

Contrary to the positive inventory trends, the copper price during most of 1996 was lower than the record level realized in 1995. The copper price was affected by uncertainties resulting from speculative trading activities and by the expectation of excess copper supplies due to increases in worldwide production. In 1996, the copper price averaged $1.06 per pound on the New York Commodity Exchange (COMEX) and $1.04 per pound on the London Metal Exchange (LME). In 1995, the copper price averaged $1.35 per pound on the COMEX and $1.33 per pound on the LME.


Ore Reserves

Asarco's beneficial interest in copper ore reserves totals 3.4 billion tons containing 38 billion pounds of copper, one of the largest ore reserve positions in the industry. Long-term drilling programs completed in 1996 increased reserves at Mission, extended the life of the SX/EW operation at Ray, and increased reserves 44% at Cuajone. Drilling programs continue at Mission, Ray, Cuajone and Toquepala.


Development of New Producing Properties

The Company is actively expanding and modernizing two existing properties, developing two new copper properties and is continuing a research program on another.

A3

The Company's largest current project is an expansion of SPCC's Cuajone mine and a modernization and expansion of the Ilo smelter. The mine will be expanded to increase annual copper production by 19% or 130 million pounds and the smelter modernization will increase capacity and modernize facilities to meet current international environmental guidelines. Engineering work is in progress on these projects and long-term financing is being arranged.

In January 1996, the Company began construction of an SX/EW plant at its Silver Bell mine. When completed in mid 1997, the project, in which Mitsui & Co. Ltd. has a 25% interest, is expected to produce 36 million pounds of refined copper annually.

In April 1996, the Company announced development of the Minto mine which is expected to produce 27 million pounds of copper and 10 thousand ounces of gold in concentrate annually when production begins in 1998.

Test work continued through 1996 at the Santa Cruz In-Situ Copper Mining Research Project in Casa Grande, Arizona. Santa Cruz is a joint venture, 50%-owned with Freeport-McMoRan Copper & Gold Co. and managed by Asarco. The project has been funded 25% by the partners and 75% by the federal government. The objective of the project is to recover copper from deep mineralized zones through surface injection and recovery of leach solutions. While copper-bearing solutions were recovered from the specially engineered wells during 1996 and copper was produced in the pilot SX/EW plant in early 1997, it is still too early to determine if the technology will be commercially viable.


New Management Processes Implemented

In recent years, as Asarco has become an integrated producer of copper and lead, increased emphasis has been placed upon the importance of operating consistency at each of the Company's properties. Each element of the production process, from mine to smelter to refinery, is interdependent and, therefore, must operate in a predictable way and at predictable rates. As a result, increased focus is being placed on operational planning, maintenance practices and management and employee training.

Adopting practices used in the Company's successful ISO 9002 quality certification at the Amarillo copper refinery, an Asarco management standard has been established and extended to all Company operations. Practices under the standard apply not only to the management of production, but also to other management processes such as productivity improvement, maintenance, planning, environmental protection, worker health and safety and administration.

The maintenance management processes, which entail well defined, documented preventative and predictive maintenance practices provide increased operating availability and reduced maintenance and operating costs.

The management processes and supporting systems developed by Asarco have begun to yield results. Operating consistency has improved and accounted for an important part of the 1996 production gains. Equipment availability has increased and maintenance costs have declined. Employee satisfaction and attention to environmental responsibilities and safe work practices have also improved.

A4

North American Copper Operations

The Company's North American copper operations established several production records in 1996, including total mine production of 714 million pounds.

Copper production at the Mission mine increased 16% from 1995. Mined ore production increased and ore grade also improved as a result of higher grade ores from the new underground mine during the second half of the year.
Development drilling, increased ore reserves by 7% to 535 million tons containing 7.4 billion pounds of copper. The drilling defined long-term stripping requirements which led to a decision to install an overland conveyor to move 58 million tons of waste per year. The conveyor will be placed in operation in early 1997. To improve efficiency and handle the additional Mission mine tonnage, two 60-cubic-yard- capacity shovels were purchased to replace three 15-cubic-yard-capacity shovels in 1996. The smaller shovels are sized appropriately for the Silver Bell mine and were moved there.

Copper production at Ray improved as a result of increased ore production and higher ore grades. The increased production and access to higher grade ore was made possible by the eleven month accelerated stripping program undertaken in 1994 and 1995. During that program ore processing at the Hayden concentrator was reduced. Production at the Hayden concentrator was again partially curtailed in the fourth quarter of 1996 to reduce concentrate inventory. During the Hayden curtailments, mining equipment normally used for ore production is utilized to move overburden, adding additional flexibility to future mining operations.

Ray increased its mining efficiency in 1996 by further improving the effectiveness of its mine equipment maintenance process. Truck fleet availability was improved 5% and shovel availability by 6%. Efficiency was also improved by adding one 56-cubic-yard-capacity shovel and idling two older 15-cubic-yard-capacity shovels. Three new 240-ton-capacity trucks were purchased to improve the efficiency of the Ray fleet. Six 170-ton trucks were transferred from Ray for use at the Silver Bell mine. During the latter part of the year, the mine began performance testing of a 310-ton-capacity truck. With a nearly 30% increase in capacity, such trucks may represent the next technological step to increase mine productivity.

The Hayden, Arizona smelter achieved record copper production because of improved equipment availability. Continuous availability of the flash furnace and ancillary facilities allowed uninterrupted production throughout 1996, other than for scheduled maintenance. Modernization of the smelter's gas handling system and process control system is expected to increase future production rates and decrease operating costs.

At El Paso, design and maintenance improvements to the CONTOP furnace, have resulted in the reliable operation of this new furnace technology. A project to refurbish the acid plant was completed in 1996, and additional equipment upgrades planned for 1997 are expected to improve overall plant availability, increase production levels and reduce costs.

The Amarillo copper refinery extended the scope of its ISO-9002 certification from electrolytic refined cathode production, continuous cast rod manufacturing and precious metals electro-refining to include semi-continuous cast cake production and other by-product processes. An upgrade to the continuous cast rod mill was completed in January 1997 increasing capacity by 17%.

A six-year labor contract was signed covering employees at the Ray mine and concentrators and SX/EW operation. The new contract continues the labor management cooperative programs that began in 1993. A portion of the savings realized under the cooperative programs is returned to the employees in gainsharing payments under a program begun in 1995.

A5


Peruvian Copper Operations

Asarco's equity interest in SPCC is currently 54.1%. The Company began consolidating SPCC in its financial statements effective January 1,1995 as a result of acquiring an additional 10.7% interest in 1995.

In December 1995, SPCC completed an exchange offer of new common shares for labor shares which had been issued to its workers under prior law in Peru. Its common shares are now listed on the New York Stock Exchange and the Lima Stock Exchange. Subsequently, SPCC purchased labor shares in open market transactions. SPCC owns a 97.2% interest in the Peruvian Branch, which comprises substantially all of SPCC's operations. Labor shares represent a 2.8% interest. Asarco's beneficial interest in SPCC, after the labor share interest, at the end of 1996 was 52.6%.

In 1996, SPCC produced 678 million pounds of copper from its mines, a 22% increase over 1995. Copper production at the Cuajone mine increased 14% from 1995, to 332 million pounds, a result of higher ore grades. Development drilling at Cuajone has increased sulfide and leachable ore reserves 44% to 1.4 billion tons containing 18.4 billion pounds of copper. As a result of the very large reserve position at Cuajone, it is now planned to expand milling capacity by 50% to increase annual copper production by 130 million pounds. Engineering work on this project has begun.

Toquepala mine copper production in concentrates was 253 million pounds, slightly lower than 1995 as a result of lower ore grades. The Toquepala concentrator achieved record annual throughput partially offsetting the effect of the lower ore grade.

SPCC also produced 93 million pounds of copper from its new low cost SX/EW plant located at Toquepala and commissioned in November 1995.

In 1996, SX/EW production exceeded the design capacity of the facility. The SX/EW facility produces refined copper cathodes from solutions leached from mostly low grade ores stockpiled at both the Toquepala and Cuajone mines.

The Ilo smelter processed a record 1.2 million tons of concentrate in 1996, following successful startup of a new El Teniente converter in October 1995. A new acid plant, which became operational concurrent with the El Teniente converter in 1995, also operated successfully during 1996. SPCC began an expansion of the sulfuric acid plant in 1996 to increase the capture of sulfur dioxide emissions from 18% to 30% by 1998. SPCC also announced a smelter modernization program which will increase capacity and modernize facilities to meet international environmental guidelines.

The production capacity of the Ilo refinery, purchased by SPCC in 1994, was increased 20% in 1996 to an annual capacity of 494 million pounds of refined copper. Electrolytic cells were expanded and the electrical current density increased resulting in record production.

Labor agreements were reached in Peru with all nine unions. The pacts are of five-years duration.

A6

Lead, Zinc, and Silver Businesses

Asarco is a major producer of lead and zinc in the U.S. The Company produces silver as a by-product of its copper, lead and zinc mining operations. It has a 50% interest in Silver Valley Resources which resumed operations in May 1996.

Lead

The primary domestic uses of lead are for automotive and industrial batteries and, to a lesser extent, for lead oxide for glass, solder and other industrial uses. A substantial portion of Asarco's lead sales are made under annual contracts to industrial users. Remaining lead sales are sold as an intermediate product to lead refineries outside the United States.

Asarco's Missouri lead business consists of two mines and a smelter and refinery. The Company's Sweetwater and West Fork mines provide approximately 90% of the feed for the Glover smelter and refinery with the balance coming from purchased lead concentrates. Zinc is an important co-product of the lead mining operations. Production of mined lead and zinc declined in 1996 compared with recent years due to lower ore grades. All of the Company's lead smelting and refining operations have faced increasingly stringent environmental requirements for air and water emissions. To meet these requirements, in late 1996, the Company completed construction of a $16 million modernization project at its Glover lead smelter. The Company was able to maintain operations at the smelter and refinery while the project was under construction, but refined lead production was reduced from 1995 levels. With this modernization project complete, the Glover facility should now meet ambient air standards.

Asarco's custom lead business has consisted of its East Helena, Montana lead smelter and its Omaha, Nebraska lead refinery. This business depends on the availability of precious metal bearing lead concentrates from the U.S. and Latin America. Low prices for gold and silver in recent years have reduced the supply of these materials, and as a result, treatment fees have declined and the custom lead business has not been profitable. The Company has also been faced with large capital investments to meet environmental standards. In 1996, the Company completed a $26 million modernization project at East Helena to bring that facility into environmental compliance. In 1995, however, the Company decided it could not justify a $40 million investment required to bring the Omaha refinery into compliance. As a consequence, the Omaha refinery will be closed. Lead refining operations ended in June 1996 and all metallurgical operations will cease in June 1997. The Company is working with the City of Omaha and the state of Nebraska to convert the site into a park. The Company now sells the lead bullion produced at East Helena to refineries located outside the U.S.

The Company manages the Leadville mine in Colorado which produces lead, zinc and silver.

Zinc

Zinc is primarily used in the United States to make galvanized metal products, zinc-based alloys, brass products, zinc oxide, rolled zinc and for other industrial uses. The Company's zinc production is sold in the form of concentrates under contracts of one to three years duration.

The Company mines zinc at four mines near Knoxville, Tennessee as well as producing zinc as a co-product at its Missouri and Leadville mines. Low ore grades reduced zinc output at the Tennessee mines 14% from 1995. Due to the low zinc prices prevailing in 1996, the Tennessee mines operated at a loss. The Company decided to suspend operations at its New Market mine in 1996. An exploration program is underway at New Market to identify higher grade ore which might permit reopening the mine. Early results are encouraging. In late 1996, zinc prices began to improve. If this improvement is sustained, results should improve in 1997.

A7

Silver

The principal uses for silver in the United States are for photographic, electrical and electronic products and, to a lesser extent, brazing alloys and solder, jewelry, coinage, silverware and catalysts. Silver is sold under monthly contracts or in spot sales principally to industrial users.

Asarco owns a 50% interest in Silver Valley Resources. Coeur d'Alene Mines Corporation owns the other half interest. Silver Valley Resources owns the Coeur and Galena silver mines in Idaho both of which have been on standby due to low silver prices. Production resumed in May 1996 at the Coeur mine and an expanded development program was begun at the Galena mine. Operating results exceeded expectations throughout the year with lower costs and higher silver grades than planned. The development program which began in 1995 has increased silver contained in ore reserves by 61%. Silver Valley Resources is expected to produce 3 million ounces of silver annually when operations resume at the Galena mine in July 1997.

The Company also owns a 75% interest in the Troy, Montana silver-copper mine, which is currently on standby. The Company plans to restart Troy in conjunction with the development of the nearby Rock Creek silver-copper deposit. The Rock Creek project has been in the permitting process for 10 years. The Company is preparing a supplemental environmental impact statement and the process is expected to take another two years. The Troy mine has remaining reserves adequate for six years of production and could produce 1.3 million ounces of silver a year.


Specialty Chemicals and Aggregates Businesses

In recent years Asarco has sought to develop businesses which will provide a source of earnings from non-metals operations.

Specialty Chemicals

Enthone-OMI produces specialty chemicals and manufactures coating systems for plastics and metals. Enthone-OMI's products include chemicals for industrial plating and for applications in the electronics and computer industries. Rapid technological advances require the continual development of new products for these growing industries. Enthone-OMI's product development programs in the high technology area are expected to continue to contribute to its growth. Enthone-OMI's pre-tax profit increased to a record $24 million in 1996.

Aggregates

American Limestone Company produces construction aggregates, ready-mixed concrete, and agricultural limestone at four locations in Tennessee and Virginia. American Limestone had record earnings for the fourth consecutive year, realizing pre-tax profits of $10 million in 1996.


Exploration

Asarco's international exploration program emphasizes the identification and acquisition of ore reserves and advanced exploration projects for gold and copper. Including expenditures made by SPCC, the Company spent $27 million on exploration in 1996. More than 85% was spent outside the United States.

A8

Environment, Safety and Health

Asarco is committed to protecting the environment. It is Asarco's objective not only to comply with existing environmental, safety and health laws and regulations, but to support other activities that contribute to environmental protection, responsible resource management, and the safety and health of employees customers and members of the community. With its nearly 100-year history of operations, Asarco has in recent years committed significant resources to the remediation of old sites, a number of which have been closed for many decades. The Company has undertaken this work while making substantial investments at its continuing operations in order to meet current environmental rules and standards.

At certain locations such as at the Globe plant in Colorado and the East Helena lead smelter in Montana, Asarco has continued to operate under current environmental laws, while remediating the effects of historic operations. Such projects have included soil reclamation and replacement in the vicinity of the plants and the remediation of areas within the plant sites.

In Leadville, Colorado, the Company has continued to operate the Leadville mine, as well as a water treatment plant completed in 1989 to treat mine drainage from a tunnel which outflows on the Leadville mine property. Asarco has also worked closely with EPA and others to develop and implement plans to remediate old mine sites, mill tailings and smelter sites in the Leadville area.

In Tacoma, Washington, Asarco is working with EPA and local officials to remediate and redevelop its former smelter site to form an urban park.

Some of Asarco's projects are included in the federal Superfund program. Asarco also is participating in voluntary programs to deal with the impact of past mining related activities in several states. In 1996, Asarco was recognized for its voluntary cleanup programs at two of these sites. Asarco has also established and funded community programs to test children's exposure to lead, educate parents about lead in the environment and direct remediation projects focused at reducing the exposure of children to lead.

Asarco's environmental management programs involve the use of a state-of-the-art computer system and a specialized and highly trained staff. Management oversight is provided at a senior level. These programs include internal environmental audits, environmental awareness training for all employees, and close communications with the communities and governmental agencies with which the Company works. The Company has also developed a commercial recycling business and a hydrological consulting and remediation business.

Safety is everybody's business at Asarco and a great deal of management emphasis is placed on the Company's safety and health program. The Company's Safety and Health Policy Review Committee oversees an internal review process which examines safety processes, practices and results at all Asarco locations. At each operation, management, safety staff personnel and employees regularly meet and review safety and health matters.

The Company's safety and health program includes recognition of good safety performance at its operating units.


Investment in Grupo Mexico, S.A. de C.V.

Asarco holds a 23.6% interest in Grupo Mexico, the largest publicly held mining company in Mexico. Grupo Mexico owns 13 mines and nine metallurgical plants and is a major producer of copper, lead, zinc, silver, molybdenum and gold. Grupo Mexico reported profits in 1996 of US$338.1 million converted at the average exchange rate.

A9

Grupo Mexico pays no dividend and the Company records no earnings from this investment. In order to realize current value for Asarco shareholders, the Company will seek to sell at least part of its holdings. Under a 1994 agreement, Asarco became free from restrictions on the sale of the majority of its shares in August 1996. Asarco holdings in Grupo Mexico are valued at approximately $400 million at December 31, 1996.


                               BACKLOG OF ORDERS

Substantially all of the Company's metal production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold on commodities exchanges or to merchants or consumers on a spot sale basis. Final sales values are determined based on prevailing commodity prices for the scheduled month of delivery or shipment according to the terms of the contracts. The backlog for other product classes and services is not material.


                             COMPETITIVE CONDITIONS

In the United States and abroad, Asarco and its foreign nonconsolidated associated companies are subject to competition from other nonferrous metal producers. Asarco's metal products also compete with other materials, including aluminum, stainless steel, plastics, glass and wood.

Competition in nonferrous metals is principally on a price and service basis, with price being by far the most important consideration. In construction aggregates, geographic location of facilities in relation to the point of consumption, and price are by far the most important competitive factors. In specialty chemicals, Asarco competes against a substantial number of large and small companies both in the United States and overseas.

                                   EMPLOYEES

At December 31, 1996, Asarco excluding SPCC, employed about 6,900 persons, of whom about 3,800 were covered by contracts with various unions, most of which were affiliated with the AFL-CIO. At December 31, 1996 SPCC employed about 4,900 persons, substantially all of whom were covered by labor contracts.


                                 ENERGY MATTERS

Asarco's energy requirements are met from a variety of sources, including fuel oil, diesel fuel, gasoline, natural gas, coke and electric power. Asarco has a large number of contracts of varying duration for its energy needs, typically negotiated on an individual basis from time to time. Generally, substitute sources are available except where requirements are guaranteed by local utility companies. No reductions or interruptions of any operations because of energy shortages were experienced in 1996.


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

A10

The Company anticipates spending $47 million for environmental control capital expenditures at its operating units in 1997. Capital expenditures by Asarco at its operating mines, smelters and refineries in order to comply with environmental  standards  in the past  three  years  have  been  (in  millions):
1996-$71; 1995-$93; 1994-$23. Recurring costs associated with managing hazardous substances and environmental issues in ongoing operations including interest on environmental improvement bonds and other debt incurred for environmental control facilities, reduced pre-tax earnings by (in millions): 1996-$113; 1995-$103; 1994-$88.

Environmental matters, including a discussion of the Company's reserve for closed plants and environmental costs, are set forth in the Contingencies and Litigation Note 8 to the Financial Statements and in Management's Discussion and Analysis of Operations and Financial Condition and are incorporated herein by reference.

On March 24, 1995, the Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") for the Company's Tacoma smelter site in Tacoma, Washington, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"). The smelter site is part of the Commencement Bay Superfund site. The ROD calls for excavation and disposal of soils, and demolition debris in an on-site containment facility, capping of the site with a low permeability cap, demolition of remaining buildings, replacement of the surface water drainage system and diversion of groundwater and off-site surface water. The remediation selected in the ROD is consistent with an agreement in principle entered into between the Company, the City of Tacoma, the Town of Ruston and the Metropolitan Park District concerning a master redevelopment plan for the site. A Consent Decree between the Company and the EPA to carry out the ROD was entered by the United States District Court on January 3, 1997.

At Ruston, Washington, also part of the Commencement Bay Superfund site, on May 2, 1995, a Consent Decree between the Company and EPA was entered by the United States District Court in Tacoma, Washington, pursuant to which the Company agreed to sample and, if necessary, remediate the residential area surrounding the Tacoma smelter site. To date, approximately 326 residential and right-of-way properties have been remediated.

In November 1994, at the Bunker Hill Superfund site in Idaho, the Company and two other mining companies entered into a Consent Decree with the EPA, which was approved by the United States District Court. Pursuant to the Decree, the companies have remediated approximately 943 residential yards. Remediation of other yards continues.

On March 22, 1996, the United States government filed an action in United States District Court in Boise, Idaho, against the Company and three other mining companies under CERCLA and the federal Clean Water Act for alleged natural resource damages to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over approximately the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for restoration of the area. The Company believes, and has been advised by outside legal counsel, that it has strong legal defenses to the lawsuit.

On October 24, 1996, a citizens' suit was brought against the Company alleging water discharge permitting violations under the federal Clean Water Act ("CWA") and violations of the federal Resource Conservation and Recovery Act ("RCRA") at the Company's Omaha, Nebraska lead refinery. On August 5, 1996, in response to a notification by the plaintiffs' attorney that he intended to file this suit, the Nebraska Department of Environmental Quality ("NDEQ") advised the plaintiffs' attorney that it did not believe that he had "alleged sufficient facts under either the CWA or RCRA to warrant the finding of a violation of either act." The NDEQ further advised that it "does not perceive a need to take an enforcement action against Asarco at this time because the company is presently cooperating in the voluntary remediation of its site." The Company believes that the lawsuit is without merit and is vigorously defending it.

A11

On January 25, 1996, the Cabinet Resource Group (the "Group") filed an action in United States District Court for the District of Montana, Missoula Division, seeking civil penalties under the Federal Clean Water Act and demanding that the Company obtain a discharge permit under that Act. The Company's position is that the permit and penalty allegations lack merit.

In 1994, at the Leadville Superfund site in Colorado, a Consent Decree with the EPA and other potentially responsible parties was entered by the United States District Court. The Consent Decree resolved many of the liability issues at the site. Final remedy selection must await the issuance of the ROD which is expected in 1997. Through the end of 1996 the Company has spent approximately $39 million for remediation at the site. Remaining issues at Leadville will not be addressed until additional studies are completed.

In 1996, at the East Helena Superfund site in Montana, the Company completed the remediation of approximately 51 residences at a cost of approximately $2.1 million. This brings the total number of properties remediated to date to 524. Additional properties are expected to require remediation, which together with proposed community protection measures, is estimated to require an expenditure of approximately $2 million over the next five years.

With respect to notices of potential liability previously received by the Company pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws, the Environmental Protection Agency issued, on June 14, 1996, a Unilateral Administrative Order directing the Company and the other potentially responsible parties to implement the remedy specified in the Record of Decision of the Mine Operable Unit of the Butte Montana Superfund site issued on September 29, 1994.

In 1996, at the Globe proposed Superfund site in Denver, Colorado the Company completed the remediation of approximately 130 properties, including residences, commercial properties and open spaces, at a cost of approximately $2.9 million pursuant to a Consent Decree and a settlement of a lawsuit entered in 1993. This brings the total number of properties remediated to date to approximately 362. Remediation has also been commenced at the plant site itself. Remediation of additional properties and the plant site will continue for the next several years.

In 1995, the Company completed and presented to the Washington Department of Ecology a remedial investigation and feasibility study report of the Company's former smelter site in Everett, Washington. It is anticipated that the Department of Ecology will issue a cleanup action plan for the site during 1997 or 1998. The Company has purchased residences on and near the former smelter site. Litigation with an adjacent landowner has been dismissed without prejudice to enable the parties to share information with the objective of negotiating a settlement of site responsibility at a later date.

With respect to a Superfund site located in Tar Creek, Oklahoma for which the Company entered into a Consent Decree in 1989 and settled with the EPA for $479,000 for reimbursement of EPA response costs, the Company received a Special Notice from the EPA in 1995 invoking the provisions of the Consent Decree permitting further remedial action under certain circumstances and requesting that the Company and other PRPs enter into good faith negotiations to conduct studies and design remedial actions at the site. The Company and the other PRPs declined but have voluntarily funded a community monitoring program.

In October 1996, the Company responded to an August 30, 1996 General Notice Letter from the EPA and offered to perform certain remediation activities at the Circle Smelting site in Beckemeyer, Illinois, an area where a subsidiary of the Company previously operated a zinc smelter. Negotiations are underway between the EPA and the Company concerning the scope of remediation.

The Company and certain of its subsidiaries are cooperating with environmental authorities to undertake studies of certain other sites and remediate where necessary.

A12

Prior to 1996, the Company and certain subsidiaries received notices of potential liability pursuant to CERCLA from the EPA or federal agencies regarding 14 sites in eight states. In March 1996, the company received a notice from the United States Department of Agriculture-Forest Service that it may be potentially liable for environmental remediation at a site on the border of Montana and Idaho where the Company had operated a former mine and mill. Further, prior to 1996 the Company received notices from state agencies regarding five other sites in four states. Significant developments at certain of these sites during 1996 are described above. Also, the Company has received notification of potential liability or information requests from EPA and state agencies regarding various other sites where the Company's liability is considered minor.


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

         2) In July and August 1994, the EPA notified the Montana Department of Health and Environmental Sciences that it considers the Company's East Helena plant to be in violation of the federal Clean Water Act because of unauthorized discharges into a nearby creek. The Company applied for a NPDES permit in 1994 and is in discussions with the EPA and the State of Montana regarding this matter. Pending final issuance of the permit, the Company is complying with discharge limitations imposed by an EPA Administrative Order. Additionally, in 1996 the Company initiated discussions with EPA concerning materials handling practices at the plant.

         3) In 1992 and 1993, the Company's Glover, Missouri lead smelter and refinery received several Notices of Violation for monitored levels of lead in excess of the ambient air standard. Additionally, the Missouri Department of Natural Resources ordered the Company to conduct stack testing at the plant to determine whether the plant is in compliance with applicable emission regulations. The Company has investigated emission levels and has been working with the Missouri Department of Natural Resources to develop a new State Implementation Plan ("SIP") for lead. The state adopted the SIP in February 1996. The SIP was implemented in 1996 at a cost of approximately $18 million.

In July 1996, the Company filed a lawsuit in State Court in Nebraska challenging the right of the state to exercise direct enforcement of the National Ambient Air Quality Standard ("NAAQS") for lead applicable to the Company's Omaha plant. On October 24, 1996 the court ruled against the Company and upheld the state's right to directly enforce the NAAQS applicable to the Omaha plant. The Company appealed the decision, and on January 3, 1997 an agreement with the state was reached in which the Company agreed to withdraw its appeal and the state agreed to stay a direct enforcement provision of the NAAQS for six months.

SIPs designed to achieve compliance by January 6, 1997 with the EPA ambient air quality standard for lead of 1.5 micrograms per cubic meter of air have been developed and approved in each state in which Asarco has a lead smelter or refinery. Final EPA approval of each plan is expected in the near future.

A13

The Company is studying means of compliance with RCRA through process changes at its facilities, where feasible, to manage the wastes not excluded from regulation. Mine tailings, slag, and slag tailings from primary copper processing, calcium sulfate wastewater treatment plant sludge from primary copper processing, and slag from primary lead processing at the Company's operations are excluded from RCRA regulation. The Company is a party to a court approved Consent Decree with the Missouri Department of Natural Resources, in which the Company has implemented certain process changes and is conducting sampling and testing to remain in compliance with RCRA requirements at its Glover smelter.

Asarco is subject to federal and state laws and regulations pertaining to plant and mine safety and health conditions, including the Occupational Safety and Health Act of 1970 and the federal Mine Safety and Health Act of 1977. Asarco has made, and is likely to continue to make, expenditures to comply with such laws and regulations.

                            NEW ACCOUNTING STANDARD

In February, 1997, the Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings Per Share." The Company is currently assessing the impact of this statement which will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.


                              CAUTIONARY STATEMENT

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

A14

Item 2. Properties
-------------------------------------------------------------------------------

ASARCO Worldwide Operations
-------------------------------------------------------------------------------

METALS

COPPER

MINES(1)
Mission;  Sahuarita, Arizona
Montana Resources; Butte, Montana
Ray; Hayden, Arizona
Silver Bell; Silver Bell, Arizona
Minto; Yukon Territory, Canada

PLANTS
Amarillo, Texas (Refinery)
  (Also Selenium, Tellurium)
El Paso, Texas (Smelter)
  (Also Sulfuric Acid)
Hayden, Arizona (Smelter)
  (Also Sulfuric Acid)
Ray; Hayden, Arizona
  (Electrowinning Plant)

SOUTHERN PERU COPPER CORPORATION (1)
Cuajone mine, Peru
Toquepala mine, Peru
Ilo Copper Smelter and Refinery, Peru


MOLYBDENUM

MINES (1)
Mission; Sahuarita, Arizona (2)
Montana Resources; Butte, Montana

SOUTHERN PERU COPPER CORPORATION (1)
Cuajone, Peru
Toquepala, Peru


LEAD

MINES (1)
Leadville; Leadville, Colorado
Sweetwater; Reynolds County, Missouri
West Fork; Reynolds County, Missouri

PLANTS
East Helena, Montana (Smelter)
  (Also Sulfuric Acid)
Glover, Missouri (Smelter, Refinery)

ZINC

MINES (1)
Coy; Jefferson County, Tennessee
Immel;  Knox County, Tennessee
New Market; Jefferson County, Tennessee (2)
Young;  Jefferson County, Tennessee
Leadville; Leadville, Colorado

A15

SILVER

MINES (1)
Silver Valley Resources
  Coeur; Wallace, Idaho
  Galena; Wallace, Idaho
Troy; Troy, Montana (2)
Leadville; Leadville, Colorado
Mission; Sahuarita, Arizona
Ray; Hayden, Arizona
Montana Resources; Butte, Montana

SOUTHERN PERU COPPER CORPORATION (1)
Cuajone, Peru
Toquepala, Peru


PRECIOUS METALS REFINERY
Amarillo, Texas
  (Silver, Gold, Palladium and Platinum)


SPECIALTY CHEMICALS
Enthone-OMI
North America
Bridgeview, Illinois
  West Haven, Connecticut
  Orange, Connecticut
  Warren, Michigan
  Toronto, Canada
  Mexico City, Mexico

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

A16

ENVIRONMENTAL SERVICES
Encycle/Texas, Inc.
  Corpus Christi, Texas
Hydrometrics, Inc.
  Helena, Montana
  East Helena, Montana
  Billings, Montana
  Kalispell, Montana
  Spokane, Washington
  Tacoma, Washington
  Ruston, Washington
  Kellogg, Idaho
  Denver, Colorado
  Tucson, Arizona
  El Paso, Texas


OTHER

High Purity Metals
Denver, Colorado


INVESTMENTS

Grupo Mexico, S.A. de C.V. (23.6%)
Thirteen mines, nine metallurgical
  plants throughout Mexico,
  including: La Caridad and Cananea
  (Copper, Lead, Zinc, Silver, Gold,
  Coal, Coke, Fluorspar, Sulfuric Acid)

(1) Beneficial interest for this operation is shown in the Mineral Reserves tables starting on page A19
(2)  On standby

(Percent ownership of companies shown in parentheses)

A17

Southern Peru Copper Corporation

SPCC operates two open pit mines under concessions granted by the Peruvian government.

Silver Valley Resources

In 1995, Asarco and Coeur d'Alene Mines Corporation established Silver Valley Resources, a corporation owned 50% by each, to consolidate the companies' interest in the Coeur and Galena silver mines in Idaho. The Couer mine began production in May 1996 and the Galena mine, shut down since 1992, is scheduled to begin production in June 1997. Asarco has an equity interest in Silver Valley Resources profits or losses in proportion to the 50% related ownership interest.

Silver Bell

In 1996, Asarco and Mitsui & Co. Ltd., established Silver Bell L.L.C., a limited liability corporation owned 75% by Asarco and 25% by Mitsui & Co. Asarco's interest in Silver Bell L.L.C. profits and losses is in proportion to its 75% related ownership interest.

Leadville

Leadville (60.3%) is operated by Asarco under a joint venture agreement. Asarco and its joint venture partner share operating results in proportion to their respective ownership interests, except that Asarco bears 100% of losses, if any in excess of cumulative profits generated since October 1991.

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

Investments

Grupo Mexico, S.A. de C.V., a 23.6% owned company, operates thirteen mines under concessions granted by the Mexican government.

A18

The following production information is provided:

MILL PRODUCTION                              1996                               1995                               1994
---------------                              ----                               ----                               ----
                                                     Avg Mill                          Avg Mill                         Avg Mill
                                  Ore Milled         Recovery         Ore Milled       Recovery       Ore Milled      Recovery Rate
                                     (000s             Rate             (000s            Rate         (000s Tons)          (%)
ASARCO                               Tons)             (%)              Tons)             (%)
Domestic
  Mission                             15,192              85.9            14,803           83.6           15,722             81.4
  Mission South                        7,616              82.5             7,346           82.7            7,574             80.6
  Hayden
   Concentrator                        8,975              81.5             8,452           78.4            7,550             80.9
  Ray Concentrator                    12,687              82.4            13,216           82.7           12,143             82.3
  Montana Resources                   15,990              87.2            14,853           90.9           15,202             93.3
  Leadville                              131              95.1               219           91.4              223             89.7
  Sweetwater                           1,271              98.3             1,269           98.1            1,260             98.3
  West Fork                            1,007              97.2             1,005           97.7            1,009             97.8
  Tennessee                            2,823              92.4             3,206           92.6            3,193             92.9
Other
  Quiruvilca (a)                           -                 -               291           82.1              513             84.5

SPCC (c)

Toquepala                             18,609              84.2            16,937           89.0           15,737             88.8
Cuajone                               21,249              81.7            21,378           84.3           21,688             86.0

Productive Capacity

                                          Defined                                                   Defined
     Smelter                              Capacity (b)          Refineries                          Capacity (b)
     Anode Copper (tons)                                        Copper (tons)
       El Paso                                   115,000          Amarillo                                  483,000
       Hayden                                    175,000          Ray (SX-EW)                                40,000
                                                 -------
         Total                                   290,000          Ilo - SPCC (c)                            247,000
     Blister Copper (tons)                                        Toquepala (SX/EW)(c)                       40,000
                                                                                                           --------
       Ilo - SPCC (c)                            300,000            Total                                   810,000

     Lead Bullion (tons)                                        Lead (tons)
       East Helena                                75,000          Omaha (d)                                       -
       Glover                                    130,000          Glover                                    130,000
                                                 -------
         Total                                   205,000

                                                                Silver (000s ounces)
                                                                  Amarillo                                   60,000
                                                                Gold (ounces)
                                                                  Amarillo                                  600,000

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

(c) Asarco consolidated SPCC effective January 1, 1995 based on Asarco's 52.3% equity ownership. The minority interest in SPCC represented by Labor Shares in its Peruvian Branch results in Asarco having a beneficial interest in SPCC of 43.2%. Effective April 1995, Asarco's equity ownership of SPCC increased to 63% and its beneficial interest increased to 52.1%. Effective December 31, 1995, Asarco's equity ownership was 54% and its beneficial interest was 52.3% reflecting the effects of SPCC's completed labor exchange offer. At December 31, 1996, Asarco's equity interest was 54.1% and its beneficial interest in SPCC was 52.6%. SPCC purchased the Ilo copper refinery in May 1994.

(d)      Asarco ceased refining lead at its Omaha plant on June 1, 1996.

A19

METAL PRODUCTION STATISTICS

COPPER                                                       Mineral        Average
                                                             Reserves       Mineral                    Metal Production
                                               Asarco      (000s Tons)      Content                    Contained Metal
                                                Int.                          (%)                       (000s Pounds)
                                                                                                        -------------
                                                 (%)         12/31/96       12/31/96         1996            1995            1994
                                                 ---         --------       --------         ----            ----            ----
MINES
Domestic
   Mission Complex                                  100         534,973         0.69          261,200         224,600       229,400
   Ray                                              100         988,888         0.60          273,200         260,400       214,600
   Ray leachable                                    100         204,107         0.45           70,200          70,200        64,000
   Montana Resources                               49.9         516,038         0.33          104,800         112,800       112,200
   Silver Bell L.L.C.                             75(a)         197,500         0.39            4,800           6,800         7,200
   Troy (e)                                          75          11,996         0.65                -               -             -
                                                                                            ---------       ---------      ---------
     Total Domestic                                                                           714,200         674,800       627,400
                                                                                            ---------       ---------      ---------
SPCC (f)
   Toquepala-sulfide                            52.6(b)         331,580         0.82          252,900         256,200       223,600
          -leachable                            52.6(b)         650,000         0.20           93,200          10,000             -
   Cuajone-sulfide                              52.6(b)       1,400,331         0.65          332,000         291,000       312,000
          -leachable                            52.6(b)          15,000         0.98                -               -             -
Other
   Quiruvilca-Peru                                  (c)               -            -                -           1,200         2,200
   Minto                                           84.3           7,176         2.13                -               -             -
                                                                                            ---------       ---------      ---------
                                                                                              678,100         558,400       537,800
                                                                                            ---------       ---------      ---------
Asarco Beneficial Production                                                                1,015,900         898,400       804,600
                                                                                            ---------       ---------      ---------

SMELTERS
   El Paso                                          100                                       230,000         253,000       196,000
   Hayden                                           100                                       429,800         387,000       400,200
   SPCC - Ilo                                   52.6(b)                                       633,600         634,400       644,200
                                                                                            ---------       ---------     ---------
      Total                                                                                 1,293,400       1,274,400     1,240,400
                                                                                            ---------       ---------     ---------
Asarco Beneficial Production                                                                  991,800         956,400       874,400

REFINERIES
  Amarillo                                          100                                       945,600         966,800       921,200
  Ray (SX/EW)                                       100                                        70,200          70,200        64,000
  SPCC - Ilo                                    52.6(b)                                       439,600         432,400       245,000
    Toquepala (SX/EW)                           52.6(b)                                        93,200          10,000             -
                                                                                            ---------       ---------     ---------
   Total                                                                                    1,548,600       1,479,400     1,230,200
                                                                                            ---------       ---------     ---------
Asarco Beneficial Production                                                                1,295,000       1,258,000     1,090,800
                                                                                            ---------       ---------     ---------

INVESTMENTS
GRUPO MEXICO (d)                                   23.6
  Base Metal Mines   (100.0%)                                    75,728          0.65          56,300          49,400        47,000
  Mexicana de Cobre   (96.0%)                                   516,500          0.53         357,300         358,000       365,300
           leachable     (96.0%)                                223,200          0.24          41,500          21,400             -
  Mexicana de Cananea (76.1%)                                 1,768,300          0.61         219,500         179,000        97,800
           leachable     (76.1%)                                907,200          0.25          58,600          64,400        56,800

(a) Asarco's interest in Silver Bell was 100% until February 1996 when Asarco sold a 25% interest to Mitsui & Co., Ltd.
(b) Asarco consolidated SPCC effective January 1, 1995 based on Asarco's 52.3% equity ownership. The minority interest in SPCC represented by Labor Shares in its Peruvian Branch results in Asarco having a beneficial interest in SPCC of 43.2%. Effective April 1995, Asarco's equity ownership of SPCC increased to 63% and its beneficial interest increased to 52.1%. Effective December 31, 1995, Asarco's equity ownership was 54% and its beneficial interest was 52.3% reflecting the effects of SPCC's completed labor exchange offer. At December 31, 1996, Asarco's equity interest was 54.1% and its beneficial interest in SPCC was 52.6%. SPCC purchased the Ilo copper refinery in May 1994.
(c)   Asarco sold its 80% interest in Quiruvilca on August 31, 1995.
(d) As published by Grupo Mexico, reserves are as of December 31, 1995. Grupo Mexico ownership of each mine is identified in brackets.
(e)   Troy is currently on standby.
(f) In addition to the proven and probable ore reserves, SPCC is evaluating 380 million tons of mineralized reserves with an average copper grade of 0.64%.

A20

LEAD                                                        Mineral       Average
                                                            Reserves      Mineral                 Metal Production
                                               Asarco     (000s Tons)     Content                  Contained Metal
                                                Int.                        (%)                     (000s Pounds)
                                                                                                    -------------
                                                 (%)        12/31/96      12/31/96       1996          1995           1994
                                                 ---        --------      --------       ----          ----           ----
MINES
Domestic
   Leadville                                     60.3             607          2.91         6,500       10,000           9,600
   Sweetwater                                     100          10,443          4.30       106,900      124,400         134,200
   West Fork                                      100           5,465          5.21       107,100      110,000         104,600
                                                                                          -------      -------         -------
      Total Domestic                                                                      220,500      244,400         248,400
Other
   Quiruvilca-Peru                                (a)                                           -        7,800          13,800
                                                                                          -------      -------         -------
      Total                                                                               220,500      252,200         262,200
                                                                                          -------      -------         -------

Asarco Beneficial Production                                                              217,900      246,600         255,600
                                                                                          -------      -------         -------

SMELTERS
   East Helena                                    100                                     124,900      127,800         123,400
   Glover                                         100                                     243,300      271,600         265,400
                                                                                          -------      -------         -------
      Total                                                                               368,200      399,400         388,800
                                                                                          -------      -------         -------

REFINERIES
   Omaha (b)                                      100                                      51,400      140,800         146,200
   Glover                                         100                                     243,300      271,600         265,400
                                                                                          -------      -------         -------
      Total                                                                               294,700      412,400         411,600
                                                                                          -------      -------         -------

Investment
GRUPO MEXICO(c)                                  23.6
   Base Metal Mines (100.0%)                                   75,728          1.20        80,500       83,400          97,800


(a)   Asarco sold its 80% interest in Quiruvilca on August 31, 1995
(b)   Asarco ceased refining lead at its Omaha plant on June 1, 1996.
(c) As published by Grupo Mexico, reserves are as of December 31, 1995. Grupo Mexico ownership of each mine is identified in brackets.

A21

ZINC                                                            Mineral       Average
                                                               Reserves       Mineral               Metal Production
                                                 Asarco       (000s Tons)     Content               Contained Metal
                                                   Int                          (%)                  (000s Pounds)
                                                                                                     -------------
                                                   (%)         12/31/96       12/31/96       1996         1995         1994
                                                   ---         --------       --------       ----         ----         ----
MINES
Domestic
   Leadville                                        60.3               607        8.86        18,300       30,800       30,800
   Sweetwater                                        100            10,443        0.39        13,800       24,400       17,800
   Tennessee                                         100             4,506        3.30       132,700      154,200      149,200
   West Fork                                         100             5,465        1.06        14,400       21,800       23,600
                                                                                             -------      -------      -------
      Total Domestic                                                                         179,200      231,200      221,400
Other
   Quiruvilca-Peru                                   (a)                                           -       25,200       41,200
                                                                                             -------      -------      -------
      Total                                                                                  179,200      256,400      262,600
                                                                                             -------      -------      -------

Asarco Beneficial Production                                                                 171,900      238,800      241,000

INVESTMENTS
GRUPO MEXICO (c)                                    23.6
   Base Metal Mines (100.0%)                                        75,728        4.20       370,000      402,000      410,800




MOLYBDENUM
                                                                                                1996         1995         1994
                                                                                                ----         ----         ----

MINES
Domestic
   Mission                                           100           534,973         .02           800          900            -
   Montana Resources                                49.9           516,038         .03        11,000       10,200        7,600
                                                                                              ------       ------        -----
       Total Domestic                                                                         11,800       11,100        7,600
                                                                                              ------       ------        -----

SPCC (d)
   Toquepala                                        52.6(b)        331,580         .04         4,500        3,700        3,000
   Cuajone                                          52.6(b)      1,400,331         .02         4,200        4,300        3,100
                                                                                               -----        -----        -----
       Total                                                                                   8,700        8,000        6,100
                                                                                               -----        -----        -----

Asarco Beneficial Production                                                                  10,900       10,000        6,400
                                                                                              ------       ------        -----

INVESTMENTS
GRUPO MEXICO (c)                                    23.6
   Mexicana de Cobre (96.0%)                                       516,500         .03         8,700        8,400        5,800

(a)   Asarco sold its 80% interest in Quiruvilca on August 31, 1995.
(b) Asarco consolidated SPCC effective January 1, 1995 based on Asarco's 52.3% equity ownership. The minority interest in SPCC represented by Labor Shares in its Peruvian Branch results in Asarco having a beneficial interest in SPCC of 43.2%. Effective April 1995, Asarco's equity ownership of SPCC increased to 63% and its beneficial interest increased to 52.1%. Effective December 31, 1995, Asarco's equity ownership was 54% and its beneficial interest was 52.3% reflecting the effects of SPCC's completed labor exchange offer. At December 31, 1996, Asarco's equity interest was 54.1% and its beneficial interest in SPCC was 52.6%. SPCC purchased the Ilo copper refinery in May 1994.
(c) As published by Grupo Mexico, reserves are as of December 31, 1995. Grupo Mexico ownership of each mine is identified in brackets.
(d) In addition to the proven and probable ore reserves, SPCC is evaluating 380 million tons of mineralized reserves with an average molybdenum grade of 0.03%.

A22

SILVER                                                        Mineral        Average
                                                              Reserves       Mineral                Metal Production
                                                 Asarco     (000s Tons)      Content                 Contained Metal
                                                  Int.                      (oz/Ton)               (000s troy ounces)
                                                                                                   ------------------
                                                  (%)         12/31/96      12/31/96        1996         1995          1994
                                                  ---         --------      --------        ----         ----          ----
MINES
Domestic
   Silver Valley Resources                             50          1,913        17.53         1,651           -             -
   Leadville                                         60.3            607         1.66           176         347           381
   Mission                                            100        534,973         0.16         1,981       2,604         2,355
   Montana Resources                                 49.9        516,038         0.07           822         680           546
   Ray                                                100              -            -           480         839           570
   Sweetwater                                         100         10,443            -           176         272           238
   Troy (a)                                            75         11,996         1.42             -           -             -
   West Fork                                          100          5,465            -           175         232           256
                                                                                             ------      ------        ------
      Total Domestic                                                                          5,461       4,974         4,346

SPCC
   Toquepala                                      52.6(b)        331,580            -         1,412       1,557         1,401
   Cuajone                                        52.6(b)      1,400,331            -         1,685       1,401         1,579
Other
   Quiruvilca-Peru                                    (c)              -            -             -       1,621         2,807
   Minto                                             84.3          7,176         0.27             -           -             -
                                                                                             ------      ------        ------
      Total                                                                                   8,558       9,553        10,133
                                                                                             ------      ------        ------

Asarco Beneficial Production                                                                  5,778       7,273         7,437
                                                                                             ------      ------        ------

REFINERIES
   Amarillo                                           100                                    30,842      37,265        36,126
   SPCC-Ilo                                       52.6(b)                                     2,218       2,519         1,210
                                                                                             ------      ------        ------
     Total                                                                                   33,060      39,784        37,336
                                                                                             ------      ------        ------

Asarco Beneficial Production                                                                 32,004      38,530        36,648
                                                                                             ------      ------        ------


Investment
GRUPO MEXICO (d)                                     23.6
   Base Metal Mines   (100.0%)                                    75,728         3.12        11,300      10,800        10,700
   Mexicana de Cobre   (96.0%)                                   516,500            -         2,300       2,500         2,300
   Mexicana de Cananea (76.1%)                                 1,768,300            -           900         550           730


(a)   Troy is currently on standby.
(b) Asarco consolidated SPCC effective January 1, 1995 based on Asarco's 52.3% equity ownership. The minority interest in SPCC represented by Labor Shares in its Peruvian Branch results in Asarco having a beneficial interest in SPCC of 43.2%. Effective April 1995, Asarco's equity ownership of SPCC increased to 63% and its beneficial interest increased to 52.1%. Effective December 31, 1995, Asarco's equity ownership was 54% and its beneficial interest was 52.3% reflecting the effects of SPCC's completed labor exchange offer. At December 31, 1996, Asarco's equity interest was 54.1% and its beneficial interest in SPCC was 52.6%. SPCC purchased the Ilo copper refinery in May 1994.
(c)   Asarco sold its 80% interest in Quiruvilca on August 31, 1995.
(d) As published by Grupo Mexico, reserves are as of December 31, 1995. Grupo Mexico ownership of each mine is identified in brackets.

A23

All mineral reserves represent 100% of the reserves for that mine and the percentage ownership of Asarco and its investments are separately indicated. All mineral reserves are at December 31, 1996, except for Grupo Mexico which is at December 31, 1995. Reserves are estimated quantities of proven and probable ore that under present and anticipated conditions may be economically mined and processed for the extraction of their mineral content. The data for Grupo Mexico is as published by that company and supplemental information to support the reserves for that company has not been reviewed by the U.S. Securities and Exchange Commission. Controlled mineral deposits include those owned, directly or indirectly through subsidiaries, partnerships or joint ventures, optioned, leased, or held under government concession.

All production figures represent entire amounts of operations, including those under lease, joint venture, government concessions or operated by subsidiaries. Metal production figures for Grupo Mexico are from mines.


Other Operations

The principal activities included in the business segment entitled "Other" are those of Encycle/Texas, Inc. and Hydrometrics, Inc., wholly-owned subsidiaries in the environmental services business. None of these operations constitute a significant portion of the total operations of the Company.


Item 3.  Legal Proceedings

Reference  is  made  to  the  Contingencies  and  Litigation  footnote  8 to the
Financial  Statements  incorporated  herein  by  reference.   The  following  is
additional detail with respect to the litigation referred to in footnote 8.

Texas Litigation

In 1996, a lawsuit was filed in state district court in San Patricio County, Texas, against Asarco and two of its wholly-owned subsidiaries, Encycle, Inc. and Encycle/Texas Inc. and ten other defendants by approximately 457 plaintiffs who allegedly own property and reside near a landfill in Sinton, Texas. Plaintiffs seek compensatory and punitive damages for personal injury and property damage allegedly caused by defendants' disposal of toxic and hazardous wastes at the landfill. This landfill is the same one that was the subject of a previous lawsuit in Duval County, Texas by nearby residents, settlement of which was reported on Form 10-K for 1995.

In 1994, the Company and one of its wholly-owned subsidiaries, Encycle/Texas, Inc., were sued in state court in Nueces County, Texas in three purported class actions on behalf of persons residing in neighborhoods around the Company's Corpus Christi, Texas property. These actions seek compensatory and punitive damages for diminution of property values, annoyance, loss of use and enjoyment, loss of income from commercial uses, remediation costs, emotional distress, and medical monitoring due to alleged contamination of plaintiffs' properties by metals emitted from the Corpus Christi facility. In 1994, two additional suits alleging contamination of plaintiffs' properties by metals emitted by the Corpus Christi facility were filed against the Company and two of its wholly-owned subsidiaries, Encycle, Inc. and Encycle/Texas, Inc. and several other defendants in state court in Duval County, Texas. In one suit, 20 plaintiffs who resided and owned property near the Corpus Christi facility seek compensatory and punitive damages for diminution in property values, personal injuries, mental anguish, lost wages, medical expenses and medical monitoring. In the second suit, two plaintiffs who owned and operated a business near the Corpus Christi facility seek compensatory and punitive damages for diminution of property value and loss of profits. In April 1996, one additional suit alleging contamination of plaintiffs' properties by metals emitted by the Corpus Christi facility was filed against the Company and two of its wholly-owned subsidiaries in state court in Nueces County, Texas. This suit seeks compensatory and punitive damages and equitable relief for diminution of property values and remediation costs.

A24

In 1993, the State of Texas notified the Company that it and ten other persons are PRPs with respect to the Col-Tex Refinery State Superfund site in Mitchell County, Texas where the Company stored diesel fuel in the mid-1970's. In 1996, the State of Texas notified the Company that it is no longer considered a PRP and that it has dismissed this claim. The Company has also been named as one of several defendants in twelve lawsuits filed by or on behalf of 295 persons who have lived or owned property near the Col-Tex Refinery site seeking compensatory and punitive damages for alleged wrongful death, personal injury, and property damage.

In 1994, the Company received notice from the State of Texas that it is a PRP for the remediation of the site of a former pesticide manufacturing plant in Hunt County, Texas. In addition, the Company has been named as one of a number of defendants in nine lawsuits filed in various Texas State District Courts by or on behalf of approximately 2,281 individuals who live or lived near the site for compensatory and punitive damages, including damages for alleged personal injuries and property damage, due to alleged exposure to arsenic products that the Company sold to the manufacturer at the site. The bankruptcy filing of the owner of the former pesticide plant has resulted in all of these actions being stayed, removed to federal court and transferred to the United States District Court for the Northern District of Texas. Also, in 1995, the Company was named as a third-party defendant in a suit, pending in the United States District Court for the Northern District of Texas, for contribution under CERCLA and Texas state law involving approximately 15 parties alleged to be responsible for remediation of a railroad property adjacent to the site.

Asbestos Litigation

While no one personal injury action is exactly like any other, the following three pending lawsuits are typical of those in which employees of other companies allege death or injury resulting from alleged exposure to asbestos fiber supplied by Lac d'Amiante du Quebec, Ltee ("LAQ"), a wholly-owned subsidiary, and other suppliers to their employers' manufacturing operations:

1) In Pogorzelski, et al. v. Amtorg Trading Corporation, et al., Docket No. L-12274-91, pending since October 31, 1991 in the Superior Court of New Jersey, Middlesex County, 19 primary and 8 secondary plaintiffs sued LAQ and 25 other defendants that allegedly supplied asbestos fiber or asbestos containing products to Johns-Manville's Manville, New Jersey facility for substantial compensatory and punitive damages for death or injuries allegedly resulting from the primary plaintiffs' exposure to asbestos fiber while employed at that facility. The claims of seven of the primary plaintiffs were dismissed as to LAQ in 1992. The plaintiffs allege a broad range of respiratory and other injuries including disabling lung changes, asbestosis, cancer, and mesothelioma. Liability is alleged on theories of strict liability, negligence, breach of warranty, misrepresentation, ultra hazardous activity and conduct, conspiracy, concert of action, market share or enterprise liability, and alternative liability. The thrust of the complaint is that the defendants, individually or collectively, failed to warn the primary plaintiffs of the possible hazards associated with inhalation of asbestos fibers while working with or being exposed to such fibers.

2) In Darlene Turner and Patricia Foret, Individually and on Behalf of Their Father, Robert Foret, Sr. v. Raymond Plauche, etc., et al., Case No. 94-13057, pending since August 24, 1994 in the Civil District Court for the Parish of Orleans of the State of Louisiana, the heirs of Mr. Foret sued LAQ and three other defendants that allegedly supplied asbestos fiber or asbestos containing products to the National Gypsum plant in New Orleans, Louisiana. A fifth defendant was an officer of National Gypsum that plaintiffs allege was negligent in not providing Mr. Foret with a safe place to work. The plaintiffs seek substantial compensatory and punitive damages for Mr. Foret's death from lung cancer and other diseases that allegedly resulted from his exposure to asbestos fiber while employed at National Gypsum.

A25

3) In Haines v. Aetna Casualty Co., et al., Docket No. L-5918-95, pending since July 13, 1995 in the Superior Court of New Jersey, Camden County, one primary and one secondary plaintiff sued LAQ and six other defendants that allegedly supplied asbestos fiber or asbestos containing products to New York Shipbuilding & Drydock Co. in Chester, Pennsylvania and Owens-Corning Fiberglas in Berlin, New Jersey. The plaintiffs demand substantial compensatory and punitive damages for asbestosis allegedly resulting from primary plaintiff's exposure to asbestos fiber while employed at these facilities.

In addition to these personal injury lawsuits arising out of alleged asbestos exposure to employees of other companies using asbestos fiber in their manufacturing operations, included in the asbestos product liability lawsuits pending against LAQ and Asarco are numerous lawsuits arising from products (such as insulation and brake linings) manufactured by others. These cases typically allege a failure to warn of possible health hazards associated with those products and proceed on theories similar to those asserted in the Pogorzelski case. In many such cases LAQ and Asarco, having never manufactured such products, have obtained dismissals. Typical of lawsuits in which plaintiffs allege asbestos exposure due to products manufactured by others are:

1) Tronlone v. Garlock, Inc., et al., Index No. 95-120163, pending since September 8, 1995 in the Supreme Court of the State of New York, New York County, in which the executrix for the decedent Mr. Tronlone sued LAQ and 22 other defendants that allegedly supplied asbestos and products containing asbestos to his employers. The plaintiff demands substantial compensatory and punitive damages for Mr. Tronlone's death from unspecified injuries that allegedly resulted from his exposure to asbestos.
The thrust of the complaint is similar to the Pogorzelski case.

2) Roger Adkins et al. v. Owens Corning Fiberglas Corporation, et al., Civil Action Nos. 95-C-3049 to 95-C-3064, 95-C-3138 and 95-C-3139, pending since
November 3, 1995 in the Circuit Court of Kanawha County, West Virginia, in which eighteen primary and fourteen secondary plaintiffs sued LAQ, Asarco and 33 other defendants that allegedly supplied asbestos and products containing asbestos to the primary plaintiffs' employers. The plaintiffs demand substantial compensatory and punitive damages for injuries allegedly resulting from their exposure to asbestos. The thrust of the complaint is similar to the Pogorzelski case.

3) Aaron, et al. v. Abex Corporation, et al., Case No. 94-C2110, pending since March 14, 1995 in the District Court of Brazoria County, Texas, 23rd Judicial District, in which 2,700 primary plaintiffs and 1,021 secondary plaintiffs sued Asarco, its wholly-owned subsidiary Capco Pipe Company, Inc. ("Capco") and 184 other defendants that either owned the premises where some of the primary plaintiffs worked, or that provided workers compensation or other insurance coverage to various of the manufacturers named as defendants, or that allegedly supplied asbestos and products containing asbestos to the primary plaintiffs' employers. The claims of 1,254 of the primary plaintiffs were dismissed as to Asarco and Capco during December 1996. The plaintiffs demand substantial compensatory and punitive damages for injuries allegedly resulting from their exposure to asbestos. The thrust of the complaint is similar to the Pogorzelski case.

The Malvaso v. Owens Corning  Fiberglas  Corporation,  et al., case described in
Item 3 of Asarco's 1995 Form 10-K was dismissed as to LAQ and Asarco on August 15, 1996. As of December 31, 1996, Capco was a defendant in 29 cases brought by 1,548 primary plaintiffs.

In 1991, the Judicial Panel on Multidistrict Litigation transferred all asbestos cases pending in federal court to a multi-district litigation ("MDL 875") in the United States District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings. Cases containing approximately five percent of LAQ's primary plaintiffs are affected by this action.

A26

During January 1996, LAQ and nine former managerial and supervisory employees of Capco were sued in two separate state court actions in Alabama by 53 former Capco employees seeking substantial compensatory and punitive damages for injuries and death allegedly caused by workplace exposure to asbestos on theories of product liability and negligence. Since that time eight additional former Capco employees have been added to the litigation through amended complaints.

On March 3, 1996, Asarco was served with a complaint in a purported class action filed in state court in West Virginia that also names as defendants LAQ and 49 other companies. The action is allegedly brought on behalf of a class of over 50,000 persons who were exposed to asbestos at West Virginia work sites and who are allegedly at increased risk of developing cancer. The case seeks the establishment of a medical monitoring fund. The case was subsequently removed to federal court by three of the defendants and was thereafter transferred to MDL
875. The Company and LAQ intend to oppose the lawsuit. Additionally, in June 1995, Capco was served with a complaint in a purported class action filed in Illinois state court in Cook County that also names 139 other defendants. The class action is allegedly brought on behalf of a nationwide class of persons claiming to be at an increased risk of developing asbestos-related diseases as a result of asbestos exposure. Capco and nearly all the other defendants moved to dismiss the case, and their motions were granted by the court in October 1996. An appeal has been filed by plaintiffs.

On February 25, 1997, LAQ was served with a complaint in Ohio state court naming 63 defendants in a purported class action filed allegedly on behalf of over 50,000 persons who claim to have an increased risk of developing asbestos-related diseases, and who fear they will contract cancer as a result of their exposure to asbestos or asbestos-containing end products while employed at Ohio worksites. The complaint seeks damages and a medical monitoring fund.

As of December 31, 1996, LAQ, Asarco and Capco have settled or been dismissed from a total of approximately 6,414 asbestos personal injury lawsuits brought by approximately 82,766 primary and 52,749 secondary plaintiffs.

With respect to the actions relating to asbestos-containing products in structures reported in Note 8 Contingencies and Litigation to the Financial Statements, the following supplemental information is provided:

As of December 31, 1996, there was only one such action pending against LAQ, a purported statewide class action involving public buildings in cities in which substantial compensatory and punitive damages were sought. On February 26, 1997, the Court dismissed the action against LAQ and all other defendants. This dismissal is subject to appeal. LAQ has settled five and been dismissed from another 82 actions involving asbestos in structures. Asarco has been dismissed from all twelve actions in which it has been named.

SPCC Litigation

Reference is made to the lawsuit against a subsidiary of Southern Peru Copper Corporation ("SPCC"), the Company and others, brought in September 1995 by 698 Peruvian plaintiffs for personal injury and property damage allegedly caused by the operations of a subsidiary of SPCC, reported in the Contingencies and Litigation Note to the Financial Statements. In February 1996, plaintiffs filed a notice of appeal from the United States District Court order dismissing the complaint and from an earlier order of that court denying plaintiffs' motion to remand the case to state court. The U.S. Court of Appeals for the Fifth Circuit heard argument on the appeal on December 5, 1996. A decision is expected in 1997.

A27

Environmental Litigation

In 1991, ARCO Incorporated ("ARCO") filed suit in federal court in Montana against Montana Resources and its partners, including Asarco and one of its subsidiaries, alleging breach of contract resulting from defendants' failure to reclaim contaminated water in an inactive mining pit (the Berkeley Pit) at partnership-owned property in Butte, Montana. ARCO's demands include compensation for study costs under CERCLA with respect to such water, and a determination that defendants are responsible for reclamation of the pit. The defendants assert that ARCO is responsible for such CERCLA and reclamation costs.

In 1993, the Mayor of Tacna, Peru brought a lawsuit against Southern Peru Limited, an indirect subsidiary of the Company, seeking $100 million in damages from alleged harmful disposition of tailings, slag, and smelter emissions. In 1994, the First Civil Court of Tacna dismissed the complaint. The plaintiff appealed and in 1994, the Superior Court of Tacna reversed the lower court's decision and remanded the case for further proceedings. In March 1995, the trial court dismissed the complaint on the ground that the plaintiff lacks standing to bring the action. The plaintiff appealed this dismissal. In May 1996, the Superior Court of Tacna affirmed the lower court's dismissal. The case is currently on appeal before the Supreme Court, which may grant discretionary review on limited issues in exceptional cases.

In 1992, the owner of a property leased by a subsidiary of the Company filed suit in New Jersey state court in Essex County seeking declaratory judgment and compensatory and punitive damages for alleged contamination of the property during the lease term by the subsidiary and others. Settlement of this action was concluded in November 1996 and the suit was dismissed with prejudice.

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

In 1995, the Company was sued in federal court in Tacoma, Washington by a retirement home with 200 residents and 21 acres of property seeking damages for diminution of property value, response costs and attorneys' fees. In September 1996, the suit was dismissed on the grounds that plaintiffs claims were barred by lack of subject matter jurisdiction, lack of actual and substantial damages, or by the applicable statute of limitations. In October 1996, a notice of appeal was filed by plaintiff.

Other Litigation

In 1989, a lawsuit was filed in state court in Butte, Montana by Montana Mining Properties ("MMP") which claims to have had a contractual first right of refusal on the 49.9 percent interest in the Montana copper mining business of Montana Resources, Inc. that was sold to Asarco in 1989. MMP sought an injunction and compensatory and punitive damages from Asarco for alleged tortious interference with its contract with Montana Resources, Inc. In 1994, the court granted summary judgment in favor of defendants, including Asarco. On appeal, summary judgment was reversed in 1995, and the case was remanded for further proceedings against all defendants other than Asarco.

A28

In June 1993, the Company was sued by two of its liability insurers, the Insurance Company of North America and California Union Insurance Company, in state court in New Brunswick, New Jersey for a declaration that the insurers have no insurance obligation for environmental matters for which the Company is seeking coverage. The plaintiff insurance companies also included Asarco's other liability insurers in the lawsuit, and those insurers have sought similar declaratory relief. Asarco has filed cross claims and counterclaims in this lawsuit seeking a court declaration that insurance coverage of its environmental matters does exist. The Company has settled with certain of these insurers, and in January 1997 summary judgment dismissing Asarco's claims was granted in favor of most other insurers. The litigation continues as to the remaining insurers and the Company intends to appeal the granting of summary judgment.

Opinion of Management

The opinion of management regarding the outcome of legal proceedings and environmental contingencies, set forth in the Contingencies and Litigation Note (Note 8) to the Financial Statements, is based on considerations including experience relating to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when availability of insurance is not established. The Company considered such factors in establishing its environmental reserve in December of 1990 and in determining modifications to its reserve in 1991, 1992, 1993, 1994, and 1995.

See also Item 1, "Environmental, Safety and Health Matters," for further information concerning pending legal or administrative proceedings involving Asarco.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

A29

EXECUTIVE OFFICERS OF ASARCO AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
                           (As of February 28, 1997)

                                                                                                                       Officer
Name                                      Office and Experience                                                 Age     Since
----                                      ---------------------                                                 ---     -----
Richard de J. Osborne                     1992-1997    Chairman of the Board, President                          62        1975
                                                         and Chief Executive Officer

Francis R. McAllister                     1993-1997    Executive Vice President, Copper                          54        1978
                                                         Operations
                                          1992-1993    Executive Vice President, Finance
                                                         and Administration and Chief
                                                         Financial Officer

Augustus B. Kinsolving                    1996-1997    Vice President and General Counsel                        57        1983
                                          1992-1995    Vice President, General Counsel
                                                         and Secretary

Kevin R. Morano                           1993-1997    Vice President, Finance and Chief                         43        1993
                                                         Financial Officer
                                          1992-1993    General Manager, Ray Complex

Robert J. Muth                            1992-1997    Vice President, Government and                            63        1977
                                                         Public Affairs

Robert M. Novotny                         1993-1997    Vice President, Lead, Zinc,                               48        1988
                                                         Silver and Mineral Operations
                                          1992-1993    Vice President, Operations

William L. Paul                                1997    Vice President, Commercial                                46        1996
                                          1993-1996    Manager, Omaha Plant
                                               1992    Executive Vice President and Chief Operating
                                                       Officer - Boliden Sulex

Gerald D. Van Voorhis                     1992-1997    Vice President, Exploration                               58        1992

Michael O. Varner                         1993-1997    Vice President, Environmental                             55        1993
                                                         Operations
                                          1992-1993    General Manager, Western Metals

David B. Woodbury                         1993-1997    Vice President, Human Resources                           56        1993
                                          1992-1993    Vice President, Human Resources
                                                         - Ferro Corporation

Robert Ferri                              1995-1997    Secretary                                                 49        1995
                                          1992-1995    Associate General Counsel

William Dowd                              1995-1997    Controller                                                47        1995
                                          1992-1995    Assistant Controller

Thomas J. Findley, Jr.                    1992-1997    Treasurer                                                 49        1991

James L. Wiers                            1992-1997    General Auditor                                           52        1987


A30
                                                                 PART II
Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters

At December 31, 1996, there were 8,234 common stockholders of record. The principal market for Asarco's Common Stock is the New York Stock Exchange. The Stock Exchange symbol for Asarco's common stock is AR. High and low stock prices and dividends for last two years were:

                                                 1996                                                1995
                                                 ----                                                ----
QUARTERS                    1st        2nd       3rd        4th       Year       1st       2nd        3rd       4th       Year
                            ---        ---       ---        ---       ----       ---       ---        ---       ---       ----
Dividends paid
 per common share               .20       .20        .20       .20        .80       .10        .20       .20        .20       .70

Stock market price:
      High                   35-1/4    35-7/8     27-7/8        28     35-7/8    30-3/8     31-1/8    36-1/2     35-7/8    36-1/2
      Low                    27-1/2    27-5/8     23-3/4    24-1/8     23-3/4    24-3/8     25-3/8    30-1/4     29-3/8    24-3/8

Item 6 - Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA (in millions, except per share and employee data)

                                                         1996           1995(c)          1994       1993              1992
                                                         ----           ----             ----       ----              ----
Consolidated Statement of Earnings
Net sales                                               $2,697          $3,198          $2,032            $1,736          $1,908
Operating income (loss)                                     303(a)          487(d)           18(e)           (110)(g)        (42)(i)
Earnings (loss) before equity earnings and
  cumulative effect of change in accounting
  principles                                               134             167              16                (98)           (32)
Equity earnings                                              4               2              48                27               3
Net earnings (loss)                                        138(b)          169              64(f)             16(h)          (83)
Net earnings (loss) per share                           $ 3.24          $ 4.00          $ 1.53            $ 0.38          $(2.01)
Dividends to common stockholders per share
                                                        $ 0.80          $ 0.70          $ 0.40            $ 0.50          $ 0.80

Consolidated Statement of Cash Flows
Cash provided from (used for)
 operating activities                                        $  267          $  489         $  (10)       $   39           $  106
Dividends to common stockholders                            34              30              17                21               33
Capital expenditures                                       286             338              98               112              135
Depreciation and depletion                                 119             119              83                81               87

Consolidated Balance Sheet
Total assets                                            $4,120          $4,327          $3,291            $3,153           $2,946
Inventories - replacement cost in excess of LIFO
  inventory costs                                          115             137             143               114              125
Total debt                                                 814           1,122             933               901              869
Common stockholders' equity                              1,737           1,707           1,517             1,472            1,357

Common Stock
Common shares outstanding                                    42.8             42.6           42.1               41.7            41.5
Price-high                                                $35-7/8         $36-1/2         $34-7/8           $28-5/8          $31-3/8
     -low                                                 $23-3/4         $24-3/8         $21-3/8           $16-5/8          $19-7/8
Book value per common share                                $40.56          $40.11          $36.04            $35.27           $32.74
Price/Earnings ratio                                         7.68            8.01           18.65             60.92                -
Dividends to common stockholders as a percent of
  earnings                                                  24.7%           17.5%           26.2%            133.2%                -

Financial Ratios
Current assets to current liabilities
                                                              1.8             1.9             1.6               1.5              1.6
Debt as a % of capitalization                               26.7%           34.1%           38.1%             38.0%            39.0%

Employees (at year-end)                                    11,800          12,200           8,000             8,500            8,900

A31

Notes to Selected Financial Data

(a) Includes a $15.0 million pre-tax charge ($72.0 million in charges offset by $57.0 million in insurance settlements and other recoveries) for environmental and closed plant liabilities
(b) Includes a $60.1 pre-tax gain from the sale of the Company's remaining interest in MIM and a $11.1 pre-tax gain from the sale of a 25% interest in the Company's Silver Bell project.
(c) On April 5, 1995, the Company acquired an additional 10.7% interest in Southern Peru Copper Corporation (SPCC) for $116.4 increasing its ownership from 52.3% to 63%. The additional shares acquired enabled the Company to elect a majority of the directors of SPCC. As a result, the Company has consolidated SPCC in its financial statements based on its 52.3% ownership, effective January 1, 1995, and 63% ownership, effective April 5, 1995. The Company previously accounted for its investment in SPCC by the equity method.
(d) Includes a $139.4 pre-tax charge to add to the Company's reserve for environmental matters, to provide for asset impairments and plant closures and to writedown certain in-process inventory to net realizable value.
(e) Includes a $65.5 pre-tax charge to add to the Company's reserve for environmental matters and $2.8 of LIFO profits.
(f) Includes a $58.5 pre-tax gain from the sale of the Company's remaining interest in Asarco Australia Limited.
(g) Includes a $37.6 pre-tax provision for the valuation of inventories and additions to reserves for closed plants, $9.2 of LIFO profits and $8.2 of previously unrecognized losses of Nor Peru.
(h) Includes $26.4 (net of taxes of $0.4) of previously unrecognized equity earnings of SPCC and $86.3 as the result of the cumulative effect of a change in accounting principle at SPCC.
(i) Includes a $84.4 pre-tax provision for environmental matters and a $31.9 pre-tax provision to reduce the carrying value of certain facilities.

Item  7 -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

Asarco reported 1996 net earnings of $138.3 million or $3.24 per share. Results for 1996 include an after-tax gain of $39.0 million ($60.1 million pre-tax) from the sale of the Company's interest in M.I.M. Holdings Limited (MIM), an Australian based mining company, and a $7.2 million after-tax gain ($11.1 million pre-tax) from the sale of a 25% interest in the Company's Silver Bell project.

Net earnings in 1995 and 1994 were $169.2 million and $64.0 million, respectively. Net earnings in 1995 included a special after-tax charge of $79.5 million ($122.3 million pre-tax) related to the termination of lead refining operations at the Company's Omaha, Nebraska plant, adoption of an accounting principle regarding the impairment of long-lived assets, and additions to the Company's reserve for costs associated with previously closed plants. Net earnings in 1994 included an after-tax gain of $31.9 million ($58.5 million pre-tax) on the sale of Asarco Australia Limited (Asarco Australia) and a $30.7 million after-tax ($51.2 million pre-tax) charge to add to the Company's environmental reserves.

The Company's earnings are heavily influenced by the prices for its metals as established on U.S. and international commodity exchanges. The decline in the average price of copper in 1996 as compared with 1995 reduced the Company's net earnings by an estimated $187.0 million. The Company was able to offset some of the negative effect of reduced copper prices through its price protection program, operational improvements and earnings improvements in its non-metals business segments.

Asarco's beneficial mined copper production in 1996 reached record levels as production grew over 13% from the previous year. For the first time in its history, the Company's beneficial interest in annual consolidated mined copper production exceeded one billion pounds. Consolidated copper production includes the Company's beneficial interest in the production of Southern Peru Copper Corporation (SPCC), a 54.1% owned subsidiary of the Company which operates in Peru. Production gains were recorded at both the Ray and Mission Arizona copper mines in 1996. In addition, SPCC increased its copper production nearly 22% compared with 1995. SPCC's increased production in 1996 is largely the result of a full year's operation of its solvent extraction/electrowinning (SX/EW) facility which was placed in service in late 1995.

A32

The Company is developing two new copper properties as well as expanding some of its existing properties. In January 1996, the Company began construction of an SX/EW plant at its Silver Bell mine in Arizona. When completed in mid 1997, the project, in which Mitsui & Co. Ltd. has a 25% interest, is expected to produce 36 million pounds of refined copper annually. The Minto mine in the Yukon Territory of Canada is also currently in development. The Minto mine is expected to produce 27 million pounds of copper and 10 thousand ounces of gold in concentrate annually when production begins in 1998. The Company has an 84.3% interest in the Minto Project. SPCC has also announced a modernization and expansion plan. The plan includes an expansion of its Cuajone mine to increase its annual copper production by 19% or 130 million pounds and the modernization of the Ilo smelter which will increase capacity and modernize facilities to meet current international environmental guidelines. Engineering work is in progress on these projects and SPCC is currently arranging long-term financing.

The Company's earnings for 1996 benefited significantly from its copper price protection program. The Company, including its interest in SPCC, either exercised or sold put options covering approximately 447 million pounds of its 1996 and 1997 copper production. As a result, in 1996 the Company recognized pre-tax gains of $28.5 million (including its proportionate interest in SPCC's gain of $11.1 million). A further pre-tax gain of $17.3 million (including the Company's proportionate interest in SPCC's gain of $5.6 million) will be recognized in 1997 as copper production originally covered by put options is sold.

The Company's specialty chemicals and aggregates businesses both had record earnings in 1996. Specialty chemicals had pre-tax profits of $24.2 million in 1996 with especially strong performance in its international operations. Pre-tax profits from the Company's aggregates business reached $10.1 million in 1996, an increase of 17% compared with 1995. Both businesses benefited from sales increases as well as effective cost management. Development of these businesses has been part of the Company's strategy to develop sources of earnings unrelated to the cycles of its metals business.

In 1996, the Company sold its investment in MIM and used the proceeds to reduce debt. At year end, the Company's debt as a percentage of total capital was 26.7%, close to the long term goal of 25%. In addition, the Company reached settlements with two of its insurance carriers to reimburse the Company $42.3 million for environmental expenditures. By year end, $36.1 million of the settlements had been received. During 1996, additional ore reserves were identified at the Company's Mission copper mine and at SPCC further expanding the Company's ore reserve position.

In April 1995, the Company acquired an additional 10.7% interest in SPCC and consolidated SPCC's results in its financial statements effective January 1,
1995. The Company's ownership of SPCC was 52.3% at January 1, 1995, and increased to 63.0% effective April 5, 1995. The Company had previously accounted for its investment in SPCC by the equity method. In November 1995, SPCC offered to exchange new common shares for labor shares issued by its Peruvian Branch to workers under prior law in Peru. These labor shares, which are traded on the Lima Stock Exchange, represented a 17.3% interest in the Peruvian Branch which comprises substantially all of the operations of SPCC in Peru. The offer was concluded in December 1995, with 80.8% of the labor shares tendered. As a result, SPCC owned 96.7% of the Branch at December 31, 1995. At December 31, 1996, SPCC owned 97.2% of the Branch as a result of open market purchases of labor shares. The Company's equity interest in SPCC at December 31, 1996 and 1995 was 54.1% and 54.0%, respectively, and its voting interest were 62.6% and 61.0%, respectively. The Company's beneficial economic interest in the operations of SPCC, net of the remaining labor shares interest, was 52.6% and 52.3% at December 31, 1996 and 1995, respectively.

A33

In 1995, the Company decided not to make a $40 million investment which would have been required to meet State and EPA environmental requirements at its Omaha refinery. As a result, the Company terminated lead refining operations at Omaha in June 1996. The special charges taken in 1995 included the write-off of the remaining book value of the assets at Omaha, a provision for severance and legal expenses, expected cleanup and demolition costs associated with the termination of lead refining operations and the writedown of certain in-process inventory to net realizable value.

Net earnings in 1994 included $44.9 million in net equity earnings of SPCC. SPCC's earnings benefited from a $12.4 million after-tax gain on the sale of certain investments in Peru and a reduction in Peruvian income tax rates.

Sales: Sales in 1996 were $2.7 billion, compared with $3.2 billion in 1995 and $2.0 billion in 1994. The decrease in 1996 sales compared with 1995 was principally attributable to a 29 cent reduction in the average selling price of copper partially offset by higher sales volumes. The higher sales volume in 1996 was mainly due to a full year of sales of production from SPCC's SX/EW plant and higher copper concentrate sales partially offset by lower sales due to the termination of refining operations at the Omaha, Nebraska refinery. The increase in 1995 sales over 1994 mainly reflected the consolidation of SPCC ($881.5 million), higher copper prices ($285.4 million) and increased specialty chemicals sales offset by lower copper sales volumes.

Price/volume data:

    Average Metal Prices                                             1996               1995               1994
    --------------------                                             ----               ----               ----
    Copper (per pound - COMEX)                                    $  1.06            $  1.35           $   1.07
    Copper (per pound - LME)                                         1.04               1.33               1.05
    Lead (per pound - LME)                                           0.35               0.29               0.25
    Silver (per ounce - Handy & Harman)                              5.18               5.19               5.28
    Zinc (per pound - LME) (1)                                       0.47               0.47               0.45
    Molybdenum (per pound - Metals
                   Week Dealer Oxide)(1)                             3.61               7.42               4.50


    Metal Sales Volume  (see note)                                   1996               1995               1994
    ------------------                                               ----               ----               ----
    Copper     (000s pounds)
      Asarco                                                     1,092,900          1,006,800          1,078,800
      SPCC                                                         694,300            646,600            653,200
      Consolidated                                               1,787,200          1,653,400          1,078,800

      Asarco Beneficial Interest                                 1,456,700          1,332,600          1,360,600

    Lead       (000s pounds)
      Asarco                                                       295,800            394,000            397,000

    Silver     (000s ounces)
      Asarco                                                        26,628             38,086             33,320
      SPCC                                                           3,110              3,761              3,184
      Consolidated                                                  29,738             41,847             33,320

      Asarco Beneficial Interest                                    28,257             39,987             34,694

    Zinc       (000s pounds) (1)
      Asarco                                                       200,456            240,230            265,410

    Molybdenum (000s pounds) (1)
      Asarco                                                         6,470              5,686              3,690
      SPCC                                                           8,813              8,402              5,698
      Consolidated                                                  15,283             14,087              3,690

      Asarco Beneficial Interest                                    11,088              9,896              6,150

         Note:    SPCC presented at 100%.  Asarco consolidated SPCC effective January 1, 1995.  Asarco's beneficial interest in
                  SPCC was 52.6% at December 31, 1996, 52.3% at December 31, 1995 and 43.2% at December 31, 1994. Consolidated
                  sales volume for 1994 does not include SPCC.


A34

         (1) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents pounds of zinc and molybdenum metal contained in those concentrates.

Substantially all of the Company's copper and most of its lead production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold on commodity exchanges or to merchants or consumers on a spot sale basis. The Company's zinc production and a portion of its lead production is sold in the form of intermediate products under contracts of one to three years duration. Silver is sold under monthly contracts or in spot sales. Except for some consolidated subsidiaries, primarily SPCC, metal sales prices are based on the average of prevailing commodity prices for the scheduled month of delivery or shipment according to the terms of the contracts. SPCC revenues represent the invoiced value of products shipped to customers. Price estimates used for provisionally priced shipments are based on management's judgment of the current price level, which is susceptible to change during the settlement period.

Financial Instruments: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Synthetic put options are established by purchasing a call option and entering into a forward sale for the same quantity of metal at the same price and for the same time period as the call option. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold. The Company also uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on hedge contracts are reported as a component of the underlying transaction.

The Company's beneficial interest, which includes the Company's proportionate interest in the pre-tax gain of SPCC, from 1996 copper option sales and exercises was $45.8 million of which $28.5 million was recognized in 1996. The remaining $17.3 million will be recognized in 1997 when the underlying production is sold. Copper put options with a cost of $2.2 million expired during the first six months of 1996.

As part of its price protection program, the Company may use synthetic put options which consist of a call option and a forward sale. Each component of a synthetic put option may be purchased or sold at different times. In those cases where the forward sale component has not been entered into or has been offset, call options purchased are accounted for as trading activities and the carrying values of such call options are marked to market and any related adjustments are recorded in earnings.

At December 31, 1996, the Company held copper call options covering an aggregate of 149.5 million pounds of copper, a portion of which are exercisable in each quarter of 1997 at an average strike price of $1.04 and zinc call options covering an aggregate of 21.8 million pounds, one-third of which are exercisable in each of the last three quarters of 1997 at an average strike price of 52 cents. The carrying value of the copper and zinc call options at December 31, 1996 was $3.7 million and $0.3 million, respectively.

The recognized pre-tax gains (losses) of the Company's metal hedging and trading activities, were as follows:

   For the years ending December 31,                          1996               1995                1994
                                                              ----               ----                ----
   (in millions)
   Metal
   -----
   Copper                                                     $ 26.9            $ (5.7)              $  3.2
   Zinc                                                        (0.1)              (0.1)                 1.8
   Silver                                                          -                0.5                 0.7
   Lead                                                          0.2              (0.3)                   -
                                                              ------            -------              ------
     Net Gain (Loss)                                          $ 27.0            $ (5.6)              $  5.7
                                                              ======            =======              ======

A35

The Company may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The differential is accrued as interest rates change and is recorded in interest expense. During 1995, the Company entered into three swap agreements, expiring 1998 to 2000, with an aggregate notional amount of $115.0 million. The effect of these agreements is to limit the interest rate exposure to 6.6% on $100 million of the Company's revolving credit loans and 6.8% on its $15 million, 5 year term loan. As a result of these swap agreements interest expense was increased by $0.7 million in 1996 and $0.2 million in 1995.

Cost of Products and Services: Cost of products and services in 1996 were $2.1 billion compared with $2.3 billion in 1995 and $1.8 billion in 1994. The decrease in cost of sales in 1996 compared with 1995 was mainly due to the termination of refining operations at the Company's Omaha refinery. In addition, higher mine concentrate production at SPCC in 1996 reduced its need to supplement its production with higher cost outside concentrate purchases.

The increase in 1995 over 1994 reflected $421.1 million due to the consolidation of SPCC, higher specialty chemicals costs due to increased sales volumes and the write-down of certain in-process inventory to net realizable value associated with the termination of lead refining operations at Omaha. The higher price of outside copper purchases in 1995 was partially offset by the lower volume of such purchases as a result of an increase in sales of copper mined by the Company.

Other Expenses: Selling, administrative and other costs were $132.8 million in 1996, $130.9 million in 1995 and $79.1 million in 1994. The increase in 1995 over 1994 was primarily due to the consolidation of SPCC and higher selling expenses related to the specialty chemicals business. Included in 1994 is a recovery of $4.0 million from the settlement of litigation related to a bad debt written-off in 1991.

Depreciation and depletion expense was largely unchanged in 1996 compared with 1995. In 1996 a full year of depreciation of the SX/EW plant at SPCC of $4.3 million was offset by lower depreciation on domestic Asarco operations. Depreciation and depletion expense increased by $35.7 million in 1995 primarily due to the consolidation of SPCC. The increase in research and exploration costs year over year is mainly due to higher exploration spending on prospects located in South America, principally in French Guiana.

At December 31, 1996, the Company applied the American Institute of Certified Public Accountants: Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides authoritative accounting guidance with regard to recognizing, measuring and disclosing environmental liabilities. The Company incurred expenses of $15.0 million ($72.0 million in charges offset by $57.0 million in insurance and other recoveries) in 1996 for environmental and closed plant liabilities, including $10.0 million for the effect of the application of SOP 96-1. Environmental and other closed plant expenses incurred in 1995 and 1994 were $76.3 million and $65.6 million respectively.

Nonoperating Items: Interest expense decreased $15.5 million in 1996 from 1995 due to lower average borrowing requirements. The increase in 1995 over 1994 reflected $13.9 million due to the consolidation of SPCC, higher debt outstanding and higher interest rates on short term borrowing.

The increase in other income in 1995 reflected the consolidation of SPCC net of a pre-tax loss of $4.0 million on the sale of the Company's stock in Nor Peru and the sale of its Lone Star Lead Construction business. Included in other income are dividends from MIM and interest income earned by SPCC. The increase in minority interests in 1995 reflects the consolidation of SPCC.

A36

Taxes on Income: The Company's effective tax rate is lower than the statutory rate primarily because of the percentage depletion and dividends received deductions which are permitted for tax purposes. The effective tax rate was slightly higher in 1996 compared with 1995 principally due to the decrease in the percentage depletion deduction as a result of lower mine earnings. The Company's tax expense included substantial foreign taxes, primarily attributable to SPCC's Peruvian Branch. Subject to certain limitations, these taxes have been applied as credits to reduce U.S. federal income tax otherwise due. The Company has recorded a $168.2 million benefit for tax net operating loss carryforwards at December 31, 1996. The Company believes that these carryforwards, which expire in years 2007 through 2010, will reduce future federal income taxes otherwise payable. If necessary, the Company would implement available tax planning strategies, including the sale of certain assets, to realize the tax benefit of the carryforwards. The effective tax rate was higher in 1995 compared with 1994 primarily due to the consolidation of SPCC. Taxes in 1994 were affected by a higher gain for tax purposes on the sale of shares of Asarco Australia, as a result of providing taxes on earnings previously treated as permanently reinvested while Asarco Australia was a consolidated subsidiary.

Equity Earnings: Equity earnings in 1994 are principally from SPCC. SPCC contributed $44.9 million of after-tax equity earnings in 1994. The Company has consolidated SPCC in its financial statements effective January 1, 1995.

Asset Sales Program: In 1995 the Company substantially completed its program to divest certain non-core businesses. The program was initiated in 1993. Since 1993, the Company sold nine businesses or operations and raised a total of approximately $185 million in cash. The program included the sale of the Company's interests in Nor Peru, Asarco Australia, PVC pipe, zinc oxide and Lone Star Lead Construction businesses.

In the third quarter of 1995, the Company recorded a pre-tax loss of $4.0 million on the sale of its stock in Nor Peru, which owned and operated the Quiruvilca mine in the northern part of Peru and the sale of its Lone Star Lead Construction business. In addition, in the fourth quarter of 1995, the Company sold its interest in two exploration projects, Aquarius in Canada and Aginskoe in Kamchatka, Russia, for approximately $11.8 million, and recorded a pre-tax loss of $0.9 million ($0.6 million after-tax) on the sales.

In January 1994, the Company sold its remaining 45.3% interest in Asarco Australia, a gold mining and exploration company, for $79.5 million which resulted in a pre-tax gain of $58.5 million ($31.9 million after-tax). From an original investment of $4 million in exploration at Asarco Australia, the Company received more than $106 million of cash. Also in 1994 the Company sold its PVC pipe and zinc oxide businesses and closed its asbestos pipe business.

Cash Flows - Operating Activities: Net cash provided from operating activities was $267.3 million in 1996 compared with $489.1 million in 1995 and net cash used for operating activities of $9.8 million in 1994. In general, lower cash flow from operating activities in 1996 compared with 1995 reflected lower cash earnings due to lower copper prices. Other cash used for operating assets and liabilities included payments by SPCC of income taxes and workers' participation payments accrued in 1995 and paid in 1996. These uses of cash were partially offset by proceeds received on insurance settlements related to environmental liabilities.

Cash from 1995 operating activities as compared to 1994 reflected higher cash earnings due to the consolidation of SPCC's earnings and higher copper prices partially offset by $95.8 million of expenditures for closed plants and environmental matters largely at the Company's former Tacoma, Washington smelter. Cash provided from operating assets and liabilities in 1995 is principally a result of lower inventory levels, higher receivables due to copper prices and accrual of higher income taxes in 1995.

The use of operating cash in 1994 reflected the effect of higher metal prices on trade receivables and inventories offset by trade payable financing of outside material purchases.

A37

Cash Flows - Investing Activities: Net cash provided from investing activities was $93.8 million in 1996, compared with cash used of $296.8 million in 1995 and $3.1 million in 1994. The decrease in capital expenditures in 1996 from 1995 reflects the completion of construction on SPCC's SX/EW and sulfuric acid plants in 1995. Other investing activities in 1996 included the sale of MIM stock, the sale of a 25% interest in the Company's Silver Bell project, and proceeds from the maturity of held-to-maturity investments, primarily at SPCC.

The increase in capital expenditures in 1995 from 1994 reflects the construction of the SX/EW and sulfuric acid plants at SPCC. Other investing activities in 1995 include the purchase of an additional 10.7% interest in SPCC, the effect of consolidating SPCC's opening cash balance as of January 1, 1995, and the release of restricted cash. The release of restricted cash represents the withdrawal by SPCC of funds deposited with the Central Reserve Bank of Peru under an agreement pursuant to which SPCC agreed to use such funds in an investment program over five years from 1992 through 1996.

Investing activities in 1994 include proceeds of $79.5 million from the sale of Asarco Australia.

The Company's planned capital expenditures in 1997 are estimated to be approximately $320 million. Included in 1997 spending are expenditures related to the development of the Silver Bell project, the Minto mine and the expansion of SPCC's Cuajone mine.

Liquidity and Capital Resources: The Company has two revolving credit agreements that permit borrowings of up to $850 million. At December 31, 1996, the Company's debt as a percentage of total capitalization (the total of debt, minority interests and equity) was 26.7%, compared with 34.1% at the end of 1995 and 38.1% at the end of 1994. Consolidated debt at the end of 1996, including the debt of SPCC, none of which is guaranteed by Asarco, was $814.3 million, compared with $1,121.9 million in 1995 and $933.1 million in 1994. Additional indebtedness permitted under the terms of the Company's most restrictive agreements was $794.7 million at the end of 1996.

The decrease in debt in 1996 reflects the use of proceeds from the sale of MIM stock to repay a portion of the Company's revolving credit debt.

In early 1996, the Company began construction of a new SX/EW facility at its Silver Bell mine in Arizona. The SX/EW facility is expected to produce 36 million pounds of refined copper per year using leach mining techniques. The
Company has secured operating lease financing for up to $60 million of qualifying costs of the construction. At December 31, 1996, $36.8 million of this financing has been spent on the project. The Company has also contributed $13.2 million towards the construction of the facility as of December 31, 1996. The project, expected to be completed in July 1997, will require an estimated $20 million of additional expenditures. The project is being developed with Mitsui & Co., Ltd., which purchased a 25% interest in Silver Bell in early 1996. The Company has a 75% interest and will be the manager and operator of the project.

The Company has on file with the Securities and Exchange Commission a universal shelf registration statement covering the future issuance of up to $300 million in equity and debt securities. The Company has no immediate plans to issue securities and the registration is intended to provide the Company with the flexibility to access the capital markets when appropriate.

In January 1996, SPCC borrowed the remaining balance ($47 million) under a $50 million loan agreement with Mitsui & Co., Ltd. at a rate of LIBOR plus 2.87%. Certain of SPCC's loan agreements require that some funds be held in escrow accounts. These funds are released from escrow as scheduled loan payments are made.

In the second quarter of 1995, the Company sold $150 million of 8 1/2% debentures due May 1, 2025. The Company used the proceeds to repay revolving credit bank borrowings. Borrowings under the revolving credit agreements were used to fund the purchase of an additional 10.7% interest in SPCC and for general corporate purposes.

A38

Financing activities in 1995 also included the completion of a $15 million 5 year bank term loan at a rate of 6.8% used primarily to prepay $13.5 million of the Company's 8 3/4% pollution control revenue bonds at par value plus a premium of 1.5%. SPCC prepaid $77.0 million, substantially all of the outstanding balance, under its $115 million credit facility and borrowed $35 million under a loan agreement with the Export-Import Bank of the United States at a fixed interest rate of 6.43% for use in its capital investment program. Financing activities in the first quarter of 1994 included the prepayment of the Company's 9 3/4% Sinking Fund Debentures at par value plus a premium of 0.9%.

The Company's consolidated cash position at December 31, 1996 included $173.2 million of cash held by SPCC. The Company expects that it will meet its cash requirements in 1997 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

Dividends and Capital Stock: The Company paid dividends to common stockholders of $34.2 million, or 80 cents per share, in 1996, $29.6 million, or 70 cents per share, in 1995 and $16.8 million, or 40 cents per share, in 1994. In addition, SPCC paid dividends of $58.3 million to minority interests in 1996. At the end of 1996, the Company had 42,824,000 common shares issued and outstanding, compared with 42,571,000 at the end of 1995 and 42,102,000 at the end of 1994.

Closed Facilities and Environmental Matters: Reserves for closed plants and environmental matters totaled $128.3 million at December 31, 1996. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures charged to these reserves were $54.1 million in 1996, $95.8 million in 1995 and $59.9 million in 1994.

A39

Item 8 - Financial Statements and Supplementary Data

                              ASARCO Incorporated
                                and Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS

(in thousands, except per share amounts)
For the years ended December 31,                                         1996                  1995                  1994
                                                                         ----                  ----                  ----

Sales of products and services                                         $ 2,696,694           $ 3,197,753          $ 2,031,846
                                                                       -----------           -----------          -----------

Operating costs and expenses:
 Cost of products and services                                           2,089,305             2,313,194            1,765,927
 Selling, administrative and other                                         132,779               130,871               79,136
 Depreciation and depletion                                                118,569               118,827               83,097
 Research and exploration                                                   37,609                25,881               19,775
 Provision for asset impairments and plant closures                              -                45,564                    -
 Environmental and other closed plant charges, net of
    recoveries                                                              14,993                76,274               65,610
                                                                       -----------           -----------          -----------
Total operating costs and expenses                                       2,393,255             2,710,611            2,013,545
                                                                       -----------           -----------          -----------

Operating income                                                           303,439               487,142               18,301
Interest expense                                                          (76,442)              (91,954)             (62,529)
Other income                                                                24,599                24,136               12,281
Gain on sale of investments and other interests                             71,158                     -               58,512
                                                                       -----------           -----------          -----------
Earnings before taxes, minority interests and equity earnings              322,754               419,324               26,565
Taxes on income                                                             99,924               122,465                9,375
                                                                       -----------           -----------          -----------

Earnings before minority interests and equity earnings                     222,830               296,859               17,190
Minority interests in net earnings of consolidated
  subsidiaries                                                            (88,331)             (129,543)                (809)
Equity earnings, net of taxes of $648 in 1996, $451 in 1995
  and $4,863 in 1994                                                         3,837                 1,837               47,653
                                                                       -----------           -----------           ----------
Net earnings                                                           $   138,336           $   169,153           $   64,034
                                                                       ===========           ===========           ==========

Per share amounts:
  Net earnings                                                         $      3.24           $      4.00           $     1.53

  Dividends to common stockholders                                     $      0.80           $      0.70           $     0.40
  Weighted average number of shares outstanding                             42,711                42,326               41,905

The accompanying notes are an integral part of these financial statements.

A40
                              ASARCO Incorporated
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET

(Dollars in thousands)
At December 31,                                                                       1996                1995
                                                                                      ----                ----
ASSETS
Current assets:
  Cash and cash equivalents                                                       $   192,408         $   238,400
  Marketable securities                                                                 1,039              42,493
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $8,129 and $7,409                462,141             456,955
   Other                                                                               78,419              57,413
  Inventories                                                                         383,281             360,861
  Other assets                                                                         67,856              60,480
                                                                                   ----------          ----------
     Total current assets                                                           1,185,144           1,216,602
                                                                                   ----------           ---------
Investments:
  Available-for-sale and other cost                                                   442,707             822,152
  Equity                                                                               59,787              61,758
                                                                                   ----------          ----------
     Total investments                                                                502,494             883,910
                                                                                   ----------          ----------

Property, net                                                                       2,274,088           2,110,266
Other assets including intangibles, net                                               158,623             115,945
                                                                                  -----------         -----------
        Total Assets                                                              $ 4,120,349         $ 4,326,723
                                                                                  ===========         ===========

LIABILITIES
Current liabilities:
  Bank loans                                                                      $    15,913         $    29,451
  Current portion of long-term debt                                                    39,815              29,826
  Accounts payable:
    Trade                                                                             379,406             273,027
    Other                                                                              57,198              56,950
  Salaries and wages                                                                   32,427              33,815
  Taxes on income                                                                      57,695             103,282
  Reserve for closed plant and environmental matters                                   38,128              53,042
  Other                                                                                51,975              72,254
                                                                                   ----------          ----------
     Total current liabilities                                                        672,557             651,647
                                                                                   ----------          ----------

Long-term debt                                                                        758,583           1,062,588
Deferred income taxes                                                                 173,245             211,270
Reserve for closed plant and environmental
  matters                                                                              90,205              62,484
Postretirement benefit obligation                                                      99,945              95,125
Other liabilities and reserves                                                         93,163              72,225
                                                                                   ----------          ----------
     Total non-current liabilities                                                  1,215,141           1,503,692
                                                                                   ----------          ----------

Contingencies

MINORITY INTERESTS                                                                    495,706             463,900
                                                                                   ----------           ---------

PREFERRED STOCKHOLDERS' EQUITY
Authorized - 10,000,000 shares without par value; none issued
                                                                                            -                   -
COMMON STOCKHOLDERS' EQUITY
Authorized - 80,000,000 common shares without par value: Issued shares:
    1996 and 1995 - 45,039,878                                                        679,991             679,991
Unrealized gain on securities reported at fair value, net of tax                       56,311             131,600
Retained earnings                                                                   1,066,191             976,107
Treasury stock (at cost) - common shares 1996 - 2,216,015; 1995 -
    2,469,125                                                                        (65,548)            (80,214)
                                                                                  -----------          ----------
     Total Common Stockholders' Equity                                              1,736,945           1,707,484
                                                                                  -----------          ----------
        Total Liabilities, Minority Interests, Preferred and Common
              Stockholders' Equity
                                                                                  $ 4,120,349         $ 4,326,723
                                                                                  ===========         ===========

The accompanying notes are an integral part of these financial statements.

A41
                              ASARCO Incorporated
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)
For the years ended December 31,                                                     1996              1995               1994
                                                                                     ----              ----               ----
OPERATING ACTIVITIES
Net earnings                                                                        $ 138,336          $ 169,153         $  64,034
Adjustments to reconcile net earnings to net cash provided from (used for)
  operating activities:
  Depreciation and depletion                                                          118,569            118,827            83,097
  Provision for deferred income taxes                                                  26,302                 97            10,084
  Treasury stock used for employee benefits                                             5,707              4,775             5,964
  Undistributed equity earnings                                                         (438)              (460)          (38,214)
  Net (gain) loss on sale of investments and property                                (72,321)              4,124          (59,837)
  Provision for asset impairment                                                            -             34,864                 -
  Increase (decrease) in reserves for closed plant
    and environmental matters                                                          12,807            (6,878)             6,301
  Minority interests                                                                   88,331            129,543               809
  Cashprovided  from (used for)  operating  assets and  liabilities,  net of the consolidation of SPCC:
      Accounts receivable                                                            (27,200)           (36,867)          (70,673)
      Inventories                                                                    (23,742)             48,842          (53,171)
      Accounts payable and accrued liabilities                                         49,193             19,671            45,584
      Other operating assets and liabilities                                         (41,527)              8,915           (6,174)
      Foreign currency transaction (gains) losses                                     (6,739)            (5,536)             2,369
                                                                                    ---------           --------          --------

Net cash provided from (used for) operating
 activities                                                                           267,278            489,070           (9,827)
                                                                                    ---------           --------          --------

INVESTING ACTIVITIES
Capital expenditures                                                                (286,474)          (337,831)          (98,464)
Sale of securities, investments and property                                          346,327              9,966            94,808
Purchase of investments                                                               (5,800)            (4,513)             (959)
Sale of available-for-sale securities                                                  44,840             20,953           177,264
Purchase of available-for-sale securities                                            (46,513)           (23,203)         (175,712)
Proceeds from held-to-maturity investments                                             42,455             76,877                 -
Purchase of held-to-maturity investments                                              (1,002)           (76,375)                 -
Release of restricted cash                                                                  -             60,450                 -
Acquisition of additional interest in SPCC                                                  -          (116,444)                 -
Consolidation of the opening cash balance of SPCC                                           -             93,348                 -
                                                                                    ---------          ---------          --------

Net cash provided from (used for) investing activities
                                                                                       93,833          (296,772)           (3,063)
                                                                                    ---------          ---------          --------

FINANCING ACTIVITIES
Debt incurred                                                                          53,303            234,449           115,058
Debt repaid                                                                         (360,847)          (162,892)          (82,752)
Escrow deposits on long-term loans                                                   (10,064)             10,809                 -
Net treasury stock transactions                                                         1,146              6,754             4,418
Purchase of minority interest                                                         (5,280)                  -                 -
Distributions to minority interests                                                  (58,295)           (33,828)                 -
Contributions from minority interests                                                   4,000                  -                 -
Dividends paid to common stockholders                                                (34,174)           (29,645)          (16,765)
                                                                                    ---------          ---------         ---------
Net cash provided from (used for) financing activities
                                                                                    (410,211)             25,647            19,959
Effect of exchange rate changes on cash                                                 3,108              2,134           (1,248)
                                                                                    ---------          ---------         ---------
Increase (decrease) in cash and cash equivalents                                     (45,992)            220,079             5,821
Cash and cash equivalents at beginning of year                                        238,400             18,321            12,500
                                                                                    ---------          ---------         ---------
Cash and cash equivalents at end of year                                            $ 192,408          $ 238,400         $  18,321
                                                                                    =========          =========         =========

The accompanying notes are an integral part of these financial statements.

A42
                              ASARCO Incorporated
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CHANGES IN
                          COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands)

For the years ended December 31,                                         1996                 1995                 1994
                                                                         ----                 ----                 ----

COMMON STOCK
Balance at beginning and end of year
  45,039,878 shares                                                    $  679,991           $  679,991           $  679,991
                                                                       ----------           ----------           ----------

UNREALIZED GAIN ON SECURITIES REPORTED
  AT FAIR VALUE
Balance at beginning of year                                              131,600               91,627              112,729
Net increase (decrease) in fair value                                     (75,289)              39,973              (21,102)
                                                                       ----------           ----------           ----------
Balance at end of year                                                     56,311              131,600               91,627
                                                                       ----------           ----------           ----------

RETAINED EARNINGS
Balance at beginning of year                                              976,107              853,169              808,143
Net earnings                                                              138,336              169,153               64,034
Dividends paid to common stockholders                                    (34,174)             (29,645)             (16,765)
Treasury stock issued at less than cost                                   (7,813)             (15,656)             (11,484)
Foreign currency adjustment                                               (6,265)                (914)                9,241
                                                                       ----------           ----------           ----------
Balance at end of year                                                  1,066,191              976,107              853,169
                                                                       ----------           ----------           ----------

TREASURY STOCK
Balance at beginning of year                                             (80,214)            (107,400)            (129,265)
Purchased                                                                   (568)              (1,130)                (245)
Used for corporate purposes                                                15,234               28,316               22,110
                                                                       ----------           ----------           ----------
Balance at end of year                                                   (65,548)             (80,214)            (107,400)
                                                                       ----------           ----------           ----------
  1996 - 2,216,015 shares
  1995 - 2,469,125 shares
  1994 - 2,937,788 shares

TOTAL COMMON STOCKHOLDERS' EQUITY                                      $1,736,945           $1,707,484           $1,517,387
                                                                       ==========           ==========           ==========


The accompanying notes are an integral part of these financial statements.

A43

ASARCO Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

Principles of  Consolidation:  The consolidated  financial  statements of Asarco
Incorporated and Subsidiaries include all significant wholly-owned and majority-owned subsidiaries. Investments over which the Company has significant influence but does not have voting control are accounted for by the equity method. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

Betterments, renewals, costs of bringing new mineral properties into production, and the cost of major development programs at existing mines are capitalized as mineral land. Maintenance, repairs, normal development costs at existing mines, and gains or losses on assets retired or sold are reflected in earnings as incurred. Plant assets are depreciated over their estimated useful lives, generally by the units-of-production method. Depreciation and depletion of mine assets are computed generally by the units-of-production method using proven and probable ore reserves. SPCC computes depreciation on its buildings and equipment using the straight-line method over estimated lives from 5 to 40 years, or the estimated life of the mine, if shorter.

Goodwill is amortized over the mine life up to a maximum of 40 years on a units-of-production basis or over 40 years on a straight-line basis, for non-mining assets.

A44

Revenue Recognition: Substantially all of the Company's copper and most of its lead production is sold under annual contracts. To the extent not sold under annual contracts, production can be sold on commodity exchanges or to merchants or consumers on a spot sale basis. The Company's zinc production and the balance of its lead production is sold in the form of intermediate products under contracts of one to two years duration. Silver is sold under monthly contracts or in spot sales. Except for some consolidated subsidiaries, primarily SPCC, revenue is recognized based on the average of prevailing commodity prices for the scheduled month of delivery or shipment according to the terms of the contracts. SPCC revenues represent the invoiced value of products shipped to customers. Price estimates used for provisionally priced shipments are based on management's judgment of the current price level which is susceptible to change during the settlement period.

Financial Instruments: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold. The Company also uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on hedge contracts are reported as a component of the underlying transaction.

As part of its price protection program, the Company may use synthetic put options which consist of a call option and a forward sale on the same quantity of metal. Each component of a synthetic put option may be purchased or sold at different times. In those cases where the forward sale component has not been entered into or has been offset, call options purchased are accounted for as trading activities and the carrying values of such call options are marked to market and any related adjustments are recorded in net earnings.

The Company may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The differential is accrued as interest rates change and is recorded in interest expense.

Exploration: Tangible and intangible costs incurred in the search for mineral properties are charged against earnings when incurred.

Environmental Remediation Costs: The Company provides for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable and generally no later than completion of the remediation feasibility study. Such accruals are adjusted as new information develops or circumstances change and are not discounted. Recoveries of environmental remediation costs from other parties are recorded as assets when the recovery is deemed probable. The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1), in October 1996. SOP 96-1 provides authoritative guidance on specific accounting issues in connection with recognizing, measuring and disclosing environmental remediation liabilities. The Company has applied the provisions of SOP 96-1 as of December 31, 1996.

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

A45

Subsidiary Stock Issuance: Gains or losses arising from the sale of previously unissued shares to an unrelated party by a subsidiary are recognized in net earnings to the extent that the net book value of the shares owned by the parent after the sale exceeds or is lower than the net book value per share immediately prior to the sale of the shares by the subsidiary.

Impact of New Accounting Standard: The Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995. In accordance with this pronouncement, the Company has a choice of adopting the accounting provisions of SFAS No. 123 or continuing its current accounting with additional disclosure required. In 1996, the Company elected the disclosure only alternative and will continue its current accounting.

(2) Interest in Southern Peru Copper Corporation:

Acquisition of Additional Interest:

On April 5, 1995, the Company acquired an additional 10.7% interest in SPCC for $116.4 million, increasing its ownership from 52.3% to 63.0%. The additional shares acquired enabled the Company to elect a majority of the directors of SPCC. As a result, the Company has consolidated SPCC in its financial statements based on its 52.3% ownership, effective January 1, 1995, and 63.0% ownership, effective April 5, 1995. The Company previously accounted for its investment in SPCC by the equity method. The acquisition has been accounted for as a purchase transaction. The excess of the purchase price over the Company's interest in the net book value of SPCC attributable to the shares acquired of $46.4 million has been assigned to proven and probable sulfide reserves, proven and probable leachable reserves and mineralized material and is being amortized based on production.

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

          Pro Forma Results of Operations:

          For the years ending December 31,                                          1995          1994
                                                                                     ----          ----
          (in millions, except per share amounts)
          Sales of products and services                                            $3,197.8      $2,700.6
          Net earnings                                                                $172.2         $67.3
          Net earnings per common share                                                $4.07         $1.61

Common Share Exchange Offer:

On December 29, 1995, SPCC completed an offer to exchange its common stock, par value of $0.01 per share, for any and all labor shares of the Peruvian Branch of SPCC. These labor shares, which are traded on the Lima Stock Exchange, represented a 17.3% interest in the Peruvian Branch which comprises substantially all of the operations of SPCC in Peru. The offer allowed holders of the labor shares in the Branch to exchange four Series-1 Labor shares or five Series-2 Labor shares for one share of common stock. Common shares are entitled to one vote per share. In connection with the offering, the Company exchanged its shares of SPCC for Class A shares which are entitled to five votes per share. As a result of this transaction, Asarco's equity interest in SPCC was reduced to approximately 54.0% (54.1% at December 31, 1996) and the Company's economic interest in the assets of SPCC, net of the remaining labor share interest was 52.3% at December 31, 1995 (52.6% at December 31, 1996). The Company's voting interest in SPCC was 61.0% at December 31, 1995 (62.6% at December 31, 1996). The common shares issued in exchange for the labor shares are listed on both the New York Stock Exchange and Lima Stock Exchange.

A46

The exchange of common shares for labor shares was accounted for by SPCC as a purchase of a minority interest. The value of the common stock issued in the exchange (based on the average per share trading value for the three business days ending January 9, 1996) plus issuance costs exceeded the carrying value of the minority interests acquired by $82.0 million, net of tax. Of this amount, $4.1 million was assigned to metal inventory on hand at December 31, 1995 and charged to earnings in 1996. The remaining amount was assigned to proven and probable sulfide reserves, proven and probable leachable reserves and mineralized material and is being amortized based on production. Asarco's share of the increase in value ($30.4 million, net of tax) has been eliminated in consolidation. The Company's balance sheet at December 31, 1995 reflected the effect of the exchange transaction.

Significant Subsidiary:

Financial information is provided for SPCC for 1994 when it was a significant subsidiary accounted for by the equity method.

    For the Year Ended                                                            December 31, 1994
    (in millions)
    Net Sales 100%                                                                      $  701.7

    Net Earnings 100%                                                                   $   91.2

    Equity Earnings Reported by Asarco                                                  $   48.3

    Dividends to Asarco                                                                 $   11.2

(3) Other Income (Expense)

For the years ended December 31,                                  1996              1995             1994
                                                                  ----              ----             ----
(in millions)
MIM dividends                                                      $  5.3            $  9.2         $  9.3
Interest income                                                      20.0              16.5            2.5
Other                                                               (0.7)             (1.6)            0.5
                                                                   ------            ------         ------
  Total                                                            $ 24.6            $ 24.1         $ 12.3
                                                                   ======            ======         ======

(4) Taxes on Income

Certain subsidiaries that have been consolidated for financial reporting purposes, principally SPCC in 1996 and 1995, are not includible in Asarco's consolidated federal income tax return. The following tables combine the separate provisions for income taxes that have been determined for each company, in accordance with SFAS No. 109:

Earnings (loss) before taxes on income and minority interests were:

For the years ended December 31,                                     1996             1995               1994
(in millions)
Domestic operations                                                 $  40.3          $  24.7           $(39.7)
Foreign operations                                                    286.9            396.9             118.8
                                                                    -------          -------           -------
Total                                                               $ 327.2          $ 421.6           $  79.1
                                                                    =======          =======           =======

A47

Tax Expense (Benefit):

The components of the provision (benefit) for taxes on income were:

For the years ended December 31,                                         1996          1995          1994
                                                                         ----          ----          ----
(in millions)
U.S. Federal:
  Current                                                               $  3.4        $  4.1       $ (0.3)
  Deferred                                                                14.2         (3.1)          10.1
                                                                        ------        ------        ------
U.S. Federal                                                              17.6           1.0           9.8
                                                                        ------        ------        ------
Foreign and State:
  Current                                                                 70.9         118.7           4.4
  Deferred                                                                12.1           3.2             -
                                                                        ------        ------        ------
Foreign and state                                                         83.0         121.9           4.4
                                                                        ------        ------        ------
Total income tax                                                        $100.6        $122.9       $ 14.2
                                                                        ======        ======       ======

Total taxes paid (refunded) were: 1996 - $134.4 million; 1995 - $65.8 million; 1994 - $(11.2) million.

Reconciliation of Statutory Income Tax Rate:

For the years ended December 31,                                                1996           1995           1994
                                                                                ----           ----           ----
U.S. statutory income tax rate                                                 35.0%          35.0%           35.0%
Adjustment for entities for which no U.S. tax
  is required                                                                  (1.1)          (0.3)           (0.6)
Percentage depletion                                                           (9.6)         (12.3)          (13.1)
Dividends from non-includible subsidiaries                                      10.4           11.0               -
Dividends received deduction                                                   (8.5)          (8.8)          (17.8)
Foreign taxes                                                                   24.6           28.3             4.4
Foreign tax credit                                                            (20.5)         (25.2)               -
Excess of tax over book gain on sale of shares                                     -              -             8.0
Other                                                                            0.4            1.5             2.1
                                                                              ------         ------          ------
Effective income tax rate                                                      30.7%          29.2%           18.0%
                                                                              ======         ======          ======

Temporary differences and carryforwards which give rise to deferred tax assets, liabilities and related valuation allowances were:

Deferred Tax Assets (Liabilities)

  At December 31,                                                                1996               1995
                                                                                 ----               ----
  (in millions)
  Current:
  Reserve for closed plant and environmental matters                           $  12.4           $  12.3
  Inventories                                                                      6.6              13.7
  Other                                                                            5.4               4.6
                                                                               -------           -------
  Net deferred tax asset                                                       $  24.4           $  30.6
                                                                               -------           -------

  Noncurrent:
  Tax effect of regular net operating losses                                   $ 168.2           $ 191.8
  Reserve for closed plant and environmental matters                           33.1              27.2
  Postretirement benefit obligation                                            35.0              33.3
  Alternative minimum tax credit carryforwards                                 16.2              12.3
  Foreign tax credit carryforwards                                             69.4              87.3
  Previously taxed income                                                      5.3               5.3
  Capitalized leases                                                           25.6              29.1
  Pension obligation                                                           (19.8)            (15.7)
  Property, plant and equipment                                                (308.6)           (271.1)
  Investments - Grupo Mexico                                                   (120.4)           (137.2)
  Investments - MIM                                                            -                 (84.8)
  Other                                                                        (1.1)             4.3
  Valuation allowance for deferred tax assets                                  (76.2)            (93.1)
                                                                               --------          --------
  Net deferred tax liability                                                    (173.3)           (211.3)
                                                                               --------          --------
  Total net deferred tax liability                                             $(148.9)          $(180.7)
                                                                               ========          ========

A48

At December 31, 1996, the Company had $480.7 million of net operating loss carryforwards which expire, if unused, in years 2007 through 2010 and $16.2 million of alternative minimum tax credits ($6.8 million available solely to SPCC) which are not subject to expiration. The Company believes that, except as to the SPCC credits, these carryforwards will be available to reduce future federal income tax liabilities and has recorded the tax benefit of these carryforwards as noncurrent deferred tax assets. The Company's net operating loss carryforwards for state purposes are not significant and, therefore, have not been recorded as deferred tax assets.

At December 31, 1996, the foreign tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $69.4 million, all of which is available solely to SPCC. Of the $69.4 million, $16.8 million expires in 1998, $13.6 million expires in 1999, and $39.0 expires in 2001. Because of both the expiration dates and the rules governing the order in which such credits are applied, it is unlikely that these foreign tax credit carryforwards will be utilized. Accordingly, the Company has recorded a valuation allowance for the full amount of its foreign tax credit carryforwards.

The decrease in the valuation allowance of $16.9 million from 1995 to 1996 is primarily attributable to the expiration and utilization of foreign tax credits, net of additional alternative minimum tax credits by SPCC.

U.S. deferred tax liabilities have not been provided on approximately $270.8 million in 1996 ($257.6 million in 1995 and $251.9 million in 1994) of undistributed earnings of foreign subsidiaries and nonconsolidated companies more than 50% owned, because assets representing those earnings are permanently invested. It is not practicable to determine the amount of income taxes that would be payable upon remittance of assets that represent those earnings. The amount of foreign withholding taxes that would be payable upon remittance of assets that represent those earnings is approximately $1.2 million in 1996 ($0.5 million in 1995 and $0.3 million in 1994).


(5) Inventories

At December 31,                                                                         1996             1995
(in millions)
Inventories of smelters and refineries at lower of LIFO cost or market
                                                                                     $  10.3          $  12.9
Provisional cost of metals received from suppliers for which prices have not
     yet been fixed                                                                     44.5             34.0
Mine inventories at lower of FIFO cost or market                                       105.8            111.1
Metal inventory at lower of average cost or market                                      49.5             35.2
Materials and supplies at lower of average cost or market                              141.0            139.1
Other                                                                                   32.2             28.6
                                                                                     -------          -------
         Total                                                                       $ 383.3          $ 360.9
                                                                                     =======          =======

Replacement cost exceeds inventories valued at LIFO cost by approximately $115.2 million in 1996 (1995-$136.8 million). Liquidation of LIFO inventories resulted in pre-tax earnings of $5.3 million in 1996, $0.7 million in 1995 and $2.8 million in 1994.

A49

(6) Investments

The Company has a substantial interest in Grupo Mexico, S.A., de C.V. (Grupo Mexico), which is engaged principally in mining, smelting and refining nonferrous metals in Mexico. In August 1994, the Company exchanged its 28.3% interest in Mexico Desarrollo Industrial Minero S.A., de C.V. (MEDIMSA) for a 23.6% interest in the publicly traded Grupo Mexico, the assets of which are substantially the same as MEDIMSA. The Company owns 162.6 million shares of Grupo Mexico. As part of the restructuring, the Company granted a 7-year option to purchase 56.3 million of its Grupo Mexico shares aggregating 8.2% of Grupo Mexico at a price of U.S. $1.40 per share and agreed not to sell the majority of its remaining shares until August 1996. The Company accounts for its investment in Grupo Mexico by the cost method of accounting because it has little influence over the operating and financial activities of Grupo Mexico.

The carrying value of Asarco's investment in Grupo Mexico at December 31, 1996 was $378.9 million. The 106.3 million shares of Grupo Mexico not covered by the 7-year option are classified as available-for-sale and are reported at fair value, which includes an unrealized gain of $79.6 million before deferred taxes of $27.9 million. The unrealized gain, which is based on the December 31, 1996, closing market price of Grupo Mexico on the Mexican Stock Exchange, is not necessarily indicative of an amount that may be realized in the event of a sale.

The Company sold its remaining 15% interest in MIM in the second quarter of 1996 for $326.2 million, net of expenses, resulting in a pre-tax gain of $60.1 million and an after-tax gain of $39.0 million. In January 1994, the Company sold its remaining 45.3% interest in Asarco Australia for $79.5 million, which resulted in a pre-tax gain of $58.5 million.

In accordance with the provisions of SFAS No. 115, available-for-sale securities are carried at fair value. Unrealized gains at December 31, 1996 of $56.3 million (net of deferred taxes of $30.3 million), compared with unrealized gains of $131.6 million (net of deferred taxes of $70.9 million) at December 31, 1995, were included as a component of stockholders' equity.

Available-for-sale and other cost investments were:

At December 31,                                                        Unrealized Holding
(in millions)                                            Cost          Gains           (Losses)          Total
                                                         ----          -----           --------          -----
1996
Available-for-sale:
  Grupo Mexico                                         $299.3           $79.6            $    -           $378.9
  MIM                                                       -               -                 -                -
  Other equity securities                                23.9             7.1                 -             31.0
  Debt securities                                        28.3               -             (0.1)             28.2
Other cost investments                                    4.6               -                -               4.6
                                                       ------           -----           -------           ------
Total                                                  $356.1           $86.7            $(0.1)           $442.7
                                                       ======           =====            ======           ======

1995
Available-for-sale:
  Grupo Mexico                                         $299.2          $127.8               $ -           $427.0
  MIM                                                   266.8            69.0                 -            335.8
  Other equity securities                                21.8             4.6                 -             26.4
  Debt securities                                        28.9             1.1                 -             30.0
Other cost investments                                    3.0               -                 -              3.0
                                                       ------          ------               ---           ------
Total                                                  $619.7          $202.5               $ -           $822.2
                                                       ======          ======               ===           ======

Gross realized gains and losses on available-for-sale securities in 1996 were $60.1 million and $1.1 million, respectively, compared with gross realized losses of $0.3 million in 1995, and gross realized gains and losses of $0.2 million and $1.0 million in 1994, respectively. The net decrease in unrealized holding gains and losses, excluding realized gains and losses, was $56.9 million in 1996 as compared with a net increase of $61.2 million in 1995. The debt securities have maturity dates ranging from 1999 to 2028. The average cost method has been used to determine the realized gain or loss on securities sold.

A50

(7) Property

At December 31,                                                      1996                  1995
                                                                     ----                  ----
(in millions)
Buildings and equipment                                          $ 3,617.2             $ 3,401.3
Capital leases-equipment                                             122.4                 122.6
Mineral land                                                         645.0                 606.8
Land, other than mineral                                              70.6                  72.4
Other                                                                  6.1                   6.1
                                                                 ---------             ---------
  Total property                                                   4,461.3               4,209.2
Accumulated depreciation                                         (2,187.2)             (2,098.9)
                                                                 ---------             ---------
  Property, net                                                 $ 2,274.1              $ 2,110.3
                                                                 =========             =========

Accumulated depreciation applicable to capitalized leases amounted to $72.0 million in 1996 and $62.0 million in 1995.

In the first quarter of 1996, the Company recorded a pre-tax gain of $11.1 million ($7.2 million after-tax) on the sale of a 25% interest in its Silver Bell project to Mitsui & Co., Ltd.

SFAS No. 121- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of:

In the fourth quarter of 1995, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This statement requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets (less disposal costs, if applicable).

The Company terminated lead refining operations at its Omaha, Nebraska plant in 1996 because of the substantial investment which would have been required to meet state and U.S. EPA imposed environmental requirements. As a result of the decision to terminate lead refining at the Omaha plant, in 1995 the Company recorded a pre-tax charge of $25.6 million, which represented the total carrying value of the net property of the Omaha refinery at December 31, 1995.

The Company has also recorded at December 31, 1995 a pre-tax charge to earnings of $9.2 million in accordance with SFAS No. 121 with respect to the assets at its waste recycling subsidiary in Corpus Christi, Texas (Encycle) and an obsolete mill. The impairment loss on Encycle's assets was the result of prior operating losses.


(8) Contingencies and Litigation
The Company is a defendant in lawsuits in Arizona brought by Native Americans and some other Arizona water users contesting the right of the Company and numerous other individuals and entities to use water and, in some cases, seeking damages for water usage and contamination of ground water. The lawsuits could potentially affect the Company's use of water at its Ray Complex, Mission Complex and other Arizona operations.

The Company and certain subsidiaries are defendants in four class action and thirteen other lawsuits in Texas seeking substantial compensatory and punitive damages for personal injury and contamination of property allegedly caused by present and former operations, primarily in Texas, and product sales of the Company and its subsidiaries. Most of the cases name additional corporations as defendants.

A51

The Company and two subsidiaries, at December 31, 1996, are defendants in 1,011 lawsuits brought by 2,810 primary and 1,603 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos. One subsidiary is a defendant in one lawsuit seeking damages for removal or containment of asbestos-containing products in structures. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

A subsidiary of SPCC, the Company, other present and former corporate shareholders of the subsidiary of SPCC and certain other companies are defendants in a lawsuit in federal district court in Corpus Christi, Texas, brought in 1995 by 698 Peruvian plaintiffs seeking damages for personal injury and property damage allegedly caused by the operations of SPCC's subsidiary in Peru. Plaintiffs have appealed the district court order dismissing the complaint and from an earlier order of that court denying plaintiffs' motion to remand the case to state court. The United States Court of Appeals for the Fifth Circuit heard argument on the appeal on December 5, 1996. A decision is expected in 1997.

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

The Company and certain of its subsidiaries have received notices from the United States Environmental Protection Agency (EPA) and the U.S. Forest Service that they and in most cases numerous other parties are potentially responsible to remediate alleged hazardous substance releases at certain sites under CERCLA. In addition, the Company and certain of its subsidiaries are defendants in lawsuits brought under CERCLA or state laws which seek substantial damages and remediation. Remedial action is being undertaken by the Company at some of the sites.

In connection with the sites referred to above, as well as at other closed plants and sites where the Company is working with the EPA and state agencies to resolve environmental issues, the Company accrues for these losses when such losses are probable and reasonably estimable. Such accruals are adjusted as new information develops or circumstances change and are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when the recovery is deemed probable. At December 31, 1996, the Company applied the American Institute of Certified Public
Accountants: Statement of Position 96-1 "Environmental Remediation Liabilities" (SOP 96-1) which provides authoritative accounting guidance with regard to recognizing, measuring and disclosing environmental liabilities.

The Company incurred expenses of $15.0 million ($72.0 million in charges offset by $57.0 million in insurance and other recoveries) in 1996 for environmental and closed plant liabilities, including $10.0 million for the effect of the application of SOP 96-1. Environmental and other closed plant expenses in 1995 and 1994 were $76.3 million and $65.6 million, respectively. Reserves for closed plants and environmental matters totaled $128.3 million at December 31, 1996. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures charged to reserves were $54.1 million in 1996, $95.8 million in 1995 and $59.9 million in 1994.

A52

Future environmental related expenditures cannot be reliably determined in many circumstances due to the early stages of investigation, the uncertainties relating to specific remediation methods and costs, the possible participation of other potentially responsible parties and changing environmental laws and interpretations. Similarly, due to the uncertainty of the outcome of court proceedings, future expenditures related to litigation cannot be reliably determined. It is the opinion of management that the outcome of the legal proceedings and environmental contingencies mentioned, and other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of Asarco and its consolidated subsidiaries. However, it is possible that litigation and environmental contingencies could have a material effect on quarterly or annual operating results, when they are resolved in future periods. This opinion is based on considerations including experience related to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when it is not deemed probable.


(9) Debt and Available Credit Facilities

Long-Term Debt
At December 31,                                                                      1996             1995
                                                                                     ----             ----
(in millions)
Revolving credit agreement                                                          $   45.0         $  340.0
Pollution control bonds, 1996/2006 - rates from
   7 1/8% to 8.9%                                                                      155.6            156.3
Capital lease obligations, 1996/2006 - rates from
   7.3% to 12.0%                                                                        74.8             85.0
7% Notes due 2001                                                                       50.0             50.0
7 3/8% Notes due 2003                                                                   99.6             99.5
7 7/8% Debentures due 2013                                                              99.7             99.7
8 1/2% Debentures due 2025                                                             148.9            148.9
6.8% term loan due 2000                                                                 15.0             15.0
6.43% EXIM Bank credit agreement                                                        26.3             32.1
Mitsui credit agreement - LIBOR +2.87%                                                  45.0              3.2
CAF credit agreement - average 9.1%                                                     35.3             43.2
Other                                                                                    3.2             19.5
                                                                                     -------         --------
Total debt                                                                             798.4          1,092.4
   Less current portion                                                                 39.8             29.8
                                                                                     -------         --------
      Long-term debt                                                                 $ 758.6         $1,062.6
                                                                                     =======         ========

Interest paid by the Company (excluding amounts capitalized of $2.8 million in 1996, $3.3 million in 1995 and $0.9 million in 1994) was $78.1 million in 1996, $89.2 million in 1995 and $61.9 million in 1994.

Maturities of debt instruments and future minimum payments under capital leases are:

At December 31,                                     Debt Instruments                 Capital Leases
                                                    ----------------                 --------------
(in millions)
1997                                                         $ 26.9                        $ 18.6
1998                                                           47.0                          18.4
1999                                                           24.4                          16.5
2000                                                           39.3                          27.6
2001                                                          107.5                           4.3
Thereafter                                                    478.5                           7.4
   Less interest                                                  -                        (18.0)
                                                             ------                        ------
                                                             $723.6                        $ 74.8
                                                             ======                        ======

A53

The Company has two revolving credit agreements that permit borrowings of up to $850.0 million, of which $805 million was available at December 31, 1996. One facility for $350 million expires in April 1999 and the other facility for $500 million expires in May 2001. The borrowings bear interest based on LIBOR, the CD or the prime rate, and averaged 5.8% at December 31, 1996. Rates may vary based upon the Company's debt rating. Facility fees are payable on the full amount of the $350 million and $500 million revolving credit agreements at 0.2% and 0.125% per annum, respectively.

In January 1996, SPCC borrowed the remaining balance ($47 million) under a $50 million loan agreement with Mitsui & Co., Ltd. at a rate of LIBOR plus 2.87%.

Under the most restrictive terms of the debt agreements, the Company must maintain a tangible net worth, as defined, of at least $1 billion and the percentage of current assets to current liabilities, as defined, cannot be less than 125%. Tangible net worth, as defined, was $1.7 billion at December 31, 1996, and the percentage of current assets to current liabilities, as defined, was 141%. In accordance with the most restrictive covenants of these agreements, additional indebtedness of $794.7 million would have been permitted as of December 31, 1996.

In April 1995, the Company issued $150 million face amount of 8 1/2% Debentures due in May 2025. In July 1995, the Company entered into a term loan agreement for $15 million maturing in August 2000. Concurrent with the term loan, the Company entered into a five year interest rate swap agreement resulting in a fixed interest rate of 6.8% on the principal amount. Proceeds of the loan were used primarily to prepay $13.5 million of 8 3/4% pollution control revenue bonds at par value plus a premium of 1.5% in the third quarter of 1995. The Company also concluded interest rate swap agreements in July 1995 resulting in a fixed interest rate of 6.6% on $100 million of its revolving credit loans.

Consolidated debt includes the debt of SPCC, none of which is guaranteed by Asarco.

The weighted average interest rate on short term borrowings was 8.1% at December 31, 1996, and 6.9% at December 31, 1995.


(10)  Operating Leases

During 1996 and 1995, the Company entered into several sale-leaseback agreements of mining equipment. The Company has options to purchase this equipment at fixed prices prior to expiration of the leases and at fair market value upon expiration. The leasebacks have been accounted for as operating leases.

The book value and associated depreciation of the equipment sold have been removed from the Company's property accounts. Any profit on the sale has been deferred and will be amortized into net earnings in proportion to the rental charged over the lease term.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 1996 for each of the next 5 years and in the aggregate are:

Year Ended                                                              Amount (in millions)
----------                                                              --------------------

1997                                                                            $ 12.8
1998                                                                              12.3
1999                                                                              11.2
2000                                                                              10.7
2001                                                                              10.7
Thereafter                                                                        31.2
                                                                                ------
                                                                                $ 88.9
                                                                                ======

Total rental expense was $13.3 million in 1996, $10.9 million in 1995 and $7.4 million in 1994.

A54

The Company has guaranteed the obligation of Silver Bell Mining, L.L.C., a 75% owned subsidiary which has entered into agreements that provide $60.0 million in financing for the construction of a new solvent-extraction electrowinning facility at the Silver Bell mine and the subsequent lease of that facility. Under an agreement with the owner of the 25% interest, the Company will be reimbursed for 25% of any payments made by the Company under these agreements.


(11) Stockholders' Equity

The Company purchased 17,364 of its common shares in 1996 (34,729 shares in 1995 and 9,250 shares in 1994). In 1996, 270,474 common shares (503,392 shares in 1995 and 392,940 shares in 1994) were used for employee benefit plans. The effect on the calculations of net earnings per common share of the Company's common stock equivalents (shares under option) was insignificant.

Retained earnings at December 31, 1996 includes undistributed earnings of $266.0 million for investments in 50% or less owned entities previously or currently accounted for by the equity method. Retained earnings includes cumulative foreign currency adjustments of $3.7 million at December 31, 1996 ($9.9 million in 1995, $10.8 million in 1994). In 1996, a credit of $0.6 million was recognized in determining the gain from cumulative foreign currency adjustments on the sale of the Company's interest in MIM. In 1994, a charge of $2.2 million was recognized in determining the gain from cumulative foreign currency adjustments on the sale of the Company's interest in Asarco Australia.

Stock Options: The Company has three stockholder approved plans, the 1996 Stock Incentive Plan, a Stock Incentive Plan prior to 1996 and a Stock Option Plan. The 1996 Stock Incentive Plan replaced the prior Stock Incentive Plan which in turn had replaced the Stock Option Plan. Future options can only be granted under the 1996 Stock Incentive Plan. Unexpired options will continue to be governed by, and exercised under the Stock Option Plan and the Stock Incentive Plan prior to 1996. The 1996 Stock Incentive Plan provides for the granting of nonqualified stock options, Incentive Stock Options, as defined under the Internal Revenue Code of 1986, as amended, as well as limited rights, restricted stock, bonuses or other compensation payable in stock, other stock based awards and dividend equivalents. The price at which options may be granted under the 1996 Stock Incentive Plan shall not be less than 100% of the fair market value of the Common Stock, on the date of grant. In general, options expire after 10 years and are not exercisable for six months from the date of grant. Compensation cost charged against earnings for restricted stock awards under the above plans was $1.1 million in 1996, $0.7 million in 1995 and $0.4 million in 1994. Retained earnings have been reduced by $7.1 million at December 31, 1996 ($6.5 million at December 31, 1995) for unearned compensation related to restricted stock awards.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for awards under the stock option plans. If compensation cost for the Company's stock incentive plan had been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts (including the earnings effect of the Company's proportionate interest in SPCC) indicated below:

       In millions, except per share amounts                                           1996                1995
                                                                                       ----                ----
       Net earnings - as reported                                                       $138.3              $169.2
       Net earnings - pro forma                                                         $136.7              $167.7
       Earnings per share - as reported                                                  $3.24               $4.00
       Earnings per share - pro forma                                                    $3.20               $3.96


A55

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions used for grants in 1996: dividend yield of 2.6% (2.4% - 1995); expected volatility of 28.4% (27.6% - 1995); risk-free interest rate of 5.43% (7.8% - 1995); and
expected lives of 6.9 years in 1996 and 1995.

The total number of shares that may be optioned or awarded under the 1996 Stock Incentive Plan is 475,076 shares as of December 31, 1996, (769,326 shares at December 31, 1995) plus an additional number of shares on January 1 of each calendar year for the 10 year duration of the Stock Incentive Plan equal to one percent of the number of shares of the Company's Common Stock outstanding on the immediately preceding December 31. The weighted average remaining contractual life of stock options outstanding as of December 31, 1996 was 6.4 years. Stock option activity over the past three years under the Stock Incentive Plan and Stock Option Plan was:

                                    Weighted
                                                          Number of              Average                 Option Price
                                                            shares                Price                (range per share)
Outstanding at
  January 1, 1994                                           1,020,786                 $25.84               $18.00 to $33.19
Granted                                                       234,600                 $23.75               $23.75 to $23.75
Exercised                                                   (304,070)                 $24.77               $18.00 to $28.94
Canceled or expired                                          (71,200)                 $28.87               $22.31 to $33.19
                                                           ----------

Outstanding at
  January 1, 1995                                             880,116                 $25.41               $20.57 to $29.38
Granted                                                       216,200                 $29.19               $26.63 to $32.57
Exercised                                                   (304,321)                 $25.00               $20.57 to $29.19
Canceled or expired                                           (9,026)                 $25.96               $21.94 to $29.19
                                                           ----------

Outstanding at
  January 1, 1996                                             782,969                 $26.60               $20.57 to $32.57
Granted                                                       253,000                 $31.20               $31.13 to $34.38
Exercised                                                    (39,306)                 $26.01               $20.57 to $29.19
Canceled or expired                                           (6,300)                 $25.85               $20.57 to $31.13
                                                           ----------

Outstanding and exercisable at December 31, 1996              990,363                 $27.81               $22.31 to $34.38

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


(12) Benefit Plans

Pension benefits:

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

A56

Net pension costs consisted of:

For the years ended December 31,                                              1996           1995           1994
                                                                              ----           ----           ----
(in millions)
Service cost                                                                   $ 8.6          $ 6.3         $  8.5
Interest cost on projected benefit obligations                                  11.0            9.8            8.8
Actual return on plan assets                                                  (21.8)         (30.8)            0.5
Net amortization and deferral                                                   10.7           21.0          (7.6)
                                                                               -----          -----         ------
Net pension costs                                                              $ 8.5          $ 6.3         $ 10.2
                                                                               =====          =====         ======

The actuarial present value of benefit obligations and funded status for the Company's plans were:

At December 31,                                                   1996                                   1995
                                                                  ----                                   ----
(in millions)                                        Plans with      Plans with Accum.   Plans with Assets   Plans with Accum.
                                                  Assets Exceeding   Benefit Obligation   Exceeding Accum.  Benefit Obligation
                                                   Accum. Benefit   Exceeding Assets (a)      Benefit      Exceeding Assets (a)
                                                     Obligation                              Obligation
Assets and obligations:
  Vested benefit obligation                               $139.4                $  5.3            $121.8                $ 5.2
  Nonvested benefits                                         7.8                   0.5               7.6                  0.5
                                                          ------                ------            ------                -----
  Accumulated benefit obligation                           147.2                   5.8             129.4                  5.7
Plan assets at fair value                                  174.3                   5.0             142.0                  4.4
                                                          ------                ------            ------                -----
Plan assets in excess of (less than) accumulated
     benefit obligation                                   $ 27.1                $(0.8)            $ 12.6               $(1.3)
                                                          ======                ======            ======               ======

Projected benefit obligation (PBO)                        $175.4                $  7.2            $158.1                $ 7.1
Plan assets at fair value                                  174.3                   5.0             142.0                  4.4
                                                          ------                ------            ------                -----
Plan assets in excess of (less than) PBO                   (1.1)                 (2.2)            (16.1)                (2.7)
  Prior service cost                                        18.1                 (0.1)              13.5                (0.1)
  Initial net plan obligation                                0.9                   2.1               1.2                  2.3
  Effect of changes in assumptions and actuarial
     gains and losses                                        8.6                 (0.2)              18.8                  0.5
  Minimum liability                                            -                 (0.5)                 -                (1.4)
                                                          ------                ------            ------                -----
Pension asset (liability) reflected in
     consolidated balance sheet                           $ 26.5                $(0.9)            $ 17.4               $(1.4)
                                                          ======                ======            ======               ======

Actuarial assumptions:
Discount rate                                               7.0%                  7.0%              7.0%                 7.0%
Expected long-term rate of return on plan assets
                                                           10.0%                  8.0%             10.0%                 8.0%
Expected annual salary increases                            4.0%                  4.0%              4.0%                 4.0%

(a)  Plans maintained by SPCC.

A57

Postretirement benefits:

Noncontributory postretirement health care coverage under the Asarco Health Plan is provided to substantially all retirees not eligible for Medicare. A cost sharing Medicare supplement plan is available for retired salaried employees and life insurance coverage is provided to substantially all retirees.

The following sets forth the plan's status reconciled with amounts reported in the Consolidated Balance Sheet:

At December 31,                                                                                  1996           1995
                                                                                                 ----           ----
(in millions)
Accumulated postretirement benefit obligation (APBO):
    Retirees                                                                                    $ 60.7         $ 67.9
    Fully eligible active plan participants                                                       20.0           17.8
    Other plan participants                                                                       41.1           35.7
                                                                                                 -----          -----
Total APBO                                                                                       121.8          121.4
Item not yet recognized in earnings:
  Effect of changes in assumptions and actuarial gains and losses
                                                                                                (21.9)         (26.3)
       Postretirement benefit obligation                                                        $ 99.9         $ 95.1
                                                                                                ======         ======

Net periodic postretirement benefit costs include:

For the years ended December 31,                                                    1996            1995           1994
                                                                                    ----            ----           ----
(in millions)
Service cost                                                                        $ 3.4          $  2.4          $  3.1
Interest cost                                                                         8.0             8.5             7.8
Amortization of loss                                                                  1.3               -             1.5
                                                                                    -----          ------          ------
        Net periodic  postretirement  benefit costs                                 $12.7          $ 10.9          $ 12.4

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health cost trend rate) is 6% for 1997 and is assumed to decrease gradually to 5% by 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1996, by $9.9 million, and the net periodic postretirement benefit costs for 1996 by $1.2 million. The discount rate used in determining the accumulated postretirement benefit obligation was 7% at December 31, 1996 and 1995. The plans are unfunded.


(13) Business Segments

The Company operates principally in the nonferrous metals industry, involving mining, smelting, refining and selling of copper, silver and lead and the mining of ore containing zinc and molybdenum which is sold as concentrates. The Company also produces specialty chemicals for the metals plating and electronics industries and aggregates comprising limestone, sand and gravel. The caption "Other" includes environmental services operations and a polyvinyl chloride pipe business which was sold in 1994.

General corporate administrative expenses are allocated among the segments generally in proportion to their operating expenses. Exploration expenses are attributable to the metals segment, while research expenses are attributable to metals and specialty chemicals. Identifiable assets are those directly used in the operations of each segment. Corporate assets are principally cash and investments. Export sales from the United States to unaffiliated customers principally in Europe and the Pacific Rim were $341.7 million in 1996, $366.2 million in 1995 and $280.2 million in 1994. There can be no assurance that operations and assets of the Company subject to the jurisdiction of foreign governments will not be affected adversely by future actions by such governments.

A58

Business Segments and Lines of Business

For the years ended December 31,                                       1996(a)          1995(a)       1994
                                                                       ----             ----          ----
(in millions)
Sales
  Metals (detail below)                                               $ 2,304         $ 2,816         $ 1,675
  Specialty Chemicals                                                     319             309             278
  Aggregates                                                               47              44              43
  Other                                                                    27              29              36
                                                                      -------         -------         -------
Total                                                                 $ 2,697         $ 3,198         $ 2,032
                                                                      =======         =======         =======
Domestic                                                                1,820           2,137           1,867
Foreign - Peru                                                            706             882               -
           - Other                                                        171             179             165
Operating Income (Loss) (b), (c), (d)
  Metals                                                              $   277         $   486         $   (9)
  Specialty Chemicals                                                      19              19              14
  Aggregates                                                               10               8               7
  Other                                                                   (3)            (26)               6
                                                                      -------         -------         -------
Total                                                                 $   303         $   487         $    18
                                                                      =======         =======         =======
Domestic                                                                   33             106              17
Foreign - Peru                                                            260             378               -
           - Other                                                         10               3               1

Equity earnings (loss):
  Metals                                                              $   (1)         $   (2)         $     -
  Specialty Chemicals                                                       5               4               2
  Corporate (primarily SPCC)                                                -               -              46
                                                                      -------         -------         -------
Total                                                                 $     4         $     2         $    48
                                                                      =======         =======         =======

Identifiable Assets
  Metals                                                               $ 3,275        $ 3,098         $ 1,820
  Specialty Chemicals (e)                                                  272            266             247
  Aggregates                                                                33             32              32
  Other                                                                     50             44              43
  Corporate                                                                490            887           1,149
                                                                       -------        -------         -------
Total                                                                  $ 4,120        $ 4,327         $ 3,291
                                                                       =======        =======         =======
Domestic                                                                 2,631          2,867           3,097
Foreign - Peru                                                           1,290          1,280               -
        - Other                                                            199            180             194

Depreciation and Depletion
  Metals                                                               $   112        $   112         $    77
  Specialty Chemicals                                                        4              4               3
  Aggregates                                                                 2              2               2
  Corporate and Other                                                        1              1               1
                                                                             -              -               -
                                                                       -------        -------         -------
Total                                                                  $   119        $   119         $    83
                                                                       =======        =======         =======
Capital Expenditures
  Metals                                                               $   275        $   317         $    87
  Specialty Chemicals                                                        7              4               3
  Aggregates                                                                 3              3               2
  Corporate and other                                                        1             14               6
                                                                       -------        -------         -------
Total                                                                  $   286        $   338         $    98
                                                                       =======        =======         =======

(a) Includes consolidation of SPCC effective January 1, 1995. See Note 2 for further details.
(b) Includes environmental and other closed plant charges, net of recoveries of $12.1 Metals, $0.1 Specialty Chemicals, $2.8 Other in 1996; $54.9 Metals, $0.9 Specialty Chemicals, $20.5 Other in 1995 and $65.9 Metals, $0.2 Specialty Chemicals, $(0.5) Other in 1994.
(c) Includes provision for asset impairments and plant closures of $37.4 Metals and $8.2 Other in 1995.
(d) Includes LIFO profits of $5.3 in 1996, $0.7 in 1995 and $2.8 in 1994 primarily in metals.

A59

(e) Includes vertically integrated equity investments of $56.8 in 1996, $58.3 in 1995 and $55.5 in 1994.

Metal Sales, excluding intersegment sales

For the years ended December 31,                                 1996            1995            1994
                                                                 ----            ----            ----
(in millions)
Copper                                                                $ 1,821         $ 2,170        $ 1,164
Silver                                                                    156             216            175
Lead                                                                      113             126            113
Other                                                                     214             304            223
                                                                      -------         -------        -------
                                                                      $ 2,304         $ 2,816        $ 1,675
                                                                      =======         =======        =======

(14) Financial Instruments

Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Synthetic put options are established by purchasing a call option and entering into a forward sale for the same quantity of metal at the same price and for the same time period as the call option. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions the Company may either sell options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold. The Company also uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on hedge contracts are reported as a component of the underlying transaction.

The Company's beneficial interest, which includes the Company's proportionate interest in the pre-tax gain of SPCC, from 1996 copper option sales and exercises was $45.8 million of which $28.5 million was recognized in 1996. The remaining $17.3 million will be recognized in 1997 when the underlying production is sold. Copper put options with a cost of $2.2 million expired during the first six months of 1996.

As part of its price protection program, the Company may use synthetic put options which consist of a call option and a forward sale. Each component of a synthetic put option may be purchased or sold at different times. In those cases where the forward sale component has not been entered into or has been offset, call options purchased are accounted for as trading activities and the carrying values of such call options are marked to market and any related adjustments are recorded in earnings.

At December 31, 1996, the Company held copper call options covering an aggregate of 149.5 million pounds of copper, a portion of which are exercisable in each quarter of 1997 at an average strike price of $1.04 and zinc call options covering an aggregate of 21.8 million pounds, one-third of which are exercisable in each of the last three quarters of 1997 at an average strike price of 52 cents. The carrying values of the copper and zinc call options at December 31, 1996 was $3.7 million and $0.3 million, respectively.

The recognized pre-tax gains (losses) of the Company's metal hedging and trading activities, were:

   For the years ending December 31,                          1996               1995                1994
                                                              ----               ----                ----
   (in millions)
   Metal
   -----
   Copper                                                       $ 26.9            $ (5.7)             $  3.2
   Zinc                                                          (0.1)              (0.1)                1.8
   Silver                                                            -                0.5                0.7
   Lead                                                            0.2              (0.3)                  -
                                                                ------            -------             ------
     Net Gain (Loss)                                            $ 27.0            $ (5.6)             $  5.7
                                                                ======            =======             ======

A60

The Company may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The differential is accrued as interest rates change and is recorded in interest expense. During 1995, the Company entered into three swap agreements, expiring 1998 to 2000, with an aggregate notional amount of $115.0 million. The effect of these agreements is to limit the interest rate exposure to 6.6% on $100 million of the Company's revolving credit loans and 6.8% on its $15 million, 5 year term loan. As a result of these swap agreements interest expense was increased by $0.7 million in 1996 and $0.2 million in 1995.

The estimated fair values of the Company's financial instruments are:

At December 31,                                                      1996                                 1995
(in millions)                                             Carrying           Fair               Carrying          Fair
                                                            Value           Value                Value           Value
Assets:
Cash and cash equivalents                                     $192.4          $192.4             $  238.4         $ 238.4

Marketable securities - held to maturity                      $  1.0          $  1.0             $   42.5         $  42.5

Put options                                                        -               -             $   10.0         $   6.5

Call options                                                  $  4.0          $  4.0                    -               -

Investments:
  Available-for-sale securities                               $387.9          $387.9             $  769.0         $ 769.0
  Restricted investment in Grupo Mexico                         50.2             (a)                 50.2             (a)
  Other                                                          4.6             (b)                  3.0             (b)
                                                              ------          ------             --------         -------
     Total investments                                        $442.7          $387.9             $  822.2         $ 769.0
                                                              ------          ------             --------         -------

Liabilities:
Long-term debt (excluding capital lease obligations)          $723.6          $736.9             $1,007.4        $1,044.6

Interest rate swaps                                                -          $(0.8)                    -        $    3.3

(a) At December 31, 1996 and 1995, 56.3 million shares of Asarco's investment in Grupo Mexico had restrictions limiting their sale for a period of more than one year. Accordingly, the Company has not determined the fair value of such securities.
(b) No fair value was available for these investments as they represent an interest in companies whose stock is not publicly traded. Accordingly, it is not practicable to determine the fair value of such securities.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

A61

Marketable securities: The carrying amount and fair value are reported at amortized cost since these securities are to be held to maturity.

Put and call options: Fair value is an estimate based on relevant market information such as: volatility of similar options, futures prices and the contracted strike price. Call options represent trading securities. Average fair value during the period approximated fair value at December 31, 1996.

Available-for-sale securities and Interest rate swaps: Fair value is based on quoted market prices.

Long-term debt: The fair value is based on the quoted market prices for the same or similar issues or the carrying value is used where a market price is unavailable.

Unaudited Quarterly Data
(in millions, except per share data)

                                          1996                                                  1995
                                          ----                                                  ----
QUARTERS         1st(a)    2nd(b)      3rd      4th(c)       Total          1st       2nd        3rd     4th(d)      Total
                 ======    ======      ===      ======       =====          ===       ===        ===     ======      =====

Sales              $717.2    $680.2     $647.8    $651.5      $2,696.7      $791.0     $787.5    $819.7    $799.6   $3,197.8

Operating           $92.6     $88.4      $51.7     $70.7        $303.4      $151.2     $137.4    $166.6    $ 31.9   $  487.1
 income

Net earnings (loss) $35.7     $72.4       $5.9     $24.3        $138.3      $ 65.7     $ 56.4    $ 58.3   $(11.2)   $  169.2


Net earnings
 (loss) per share   $0.84     $1.70      $0.14     $0.57         $3.24      $ 1.56     $ 1.34    $ 1.38   $(0.27)   $   4.00
Dividends paid
 per common share   $0.20     $0.20      $0.20     $0.20         $0.80      $ 0.10     $ 0.20    $ 0.20    $ 0.20   $   0.70
Stock market
 price:
  High            $35-1/4   $35-7/8    $27-7/8       $28       $35-7/8     $30-3/8    $31-1/8   $36-1/2   $35-7/8    $36-1/2
  Low             $27-1/2   $27-5/8    $23-3/4   $24-1/8       $23-3/4     $24-3/8    $25-3/8   $30-1/4   $29-3/8    $24-3/8

(a) Includes a $7.2 after-tax gain, $11.1 pre-tax, on the sale of a 25% interest in the Company's Silver Bell project.
(b) Includes a $39.0 after-tax gain, $60.1 pre-tax, on the sale of the Company's remaining 15.0% interest in MIM.
(c) Includes a pre-tax charge of $0.6 ($53.3 in charges, including $10.0 related to the application of SOP 96-1, offset by $52.7 in insurance and other recoveries) for environmental and other closed plant matters.
(d) Includes $79.5 after-tax charges, $122.3 pre-tax, to add to the Company's reserve for environmental matters, to provide for asset impairments and plant closures and to provide for the writedown of certain in-process inventory to net realizable value.


Metals Price Sensitivity
(Estimates based on 42.8 million shares outstanding)

Assuming that expected metal production and sales are achieved, tax and royalty rates are unchanged, that the number of shares outstanding is unchanged and giving no effect to results of other business segments, hedging programs or changes in the costs of production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 1997. Estimates are based on 42.8 million shares outstanding.

                                                          Copper         Lead         Zinc        Silver         Molybdenum
Change in Metal Price                                     1(cent)/lb     1(cent)/lb   1(cent)/lb  $1/oz.           $1/lb.
Annual Change in Earnings per Share                       16.0(cent)     4.3(cent)    1.6(cent)   12.4(cent)       11.3(cent)

A62

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ASARCO Incorporated

We have audited the accompanying consolidated balance sheets of ASARCO Incorporated and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ASARCO Incorporated and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                        COOPERS & LYBRAND L.L.P.
New York, New York
January 28, 1997

A63

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Items 10, 11, 12 and 13.

Reference is made to Executive Officers of Asarco and Business Experience During the Past Five Years on page A29. Information in response to the disclosure requirements specified by these items appears under the captions and pages of the 1996 Proxy Statement indicated below:

                                                                                                      Proxy Statement
                                                                                                           Pages
Item      Required Information                        Proxy Statement Section
10.       Directors and Executive
            Officers                                  Election of Directors                                   2 - 5
11.       Executive Compensation                      Executive Compensation
                                                        through Option Exercises
                                                        and Fiscal Year-End
                                                        Values                                               13 - 15
                                                      Retirement Plans through
                                                        Employment Agreements                                16 - 18
12.       Security Ownership                          Security Ownership of Certain Beneficial
                                                          Owners through Common Stock Equivalents             5 - 7
13.       Certain Relationships and Related
             Transactions.                            Certain Transactions                                        18



The information referred to above is incorporated herein by reference.

A64
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

         1. Financial Statements

                The following financial statements of ASARCO Incorporated and its subsidiaries are included at the indicated pages of the document as stated below:

                                                                                                       Form 10-K
                                                                                                         Pages
                   Consolidated Statement of Earnings for the years
                     ended December 31, 1996, 1995 and 1994                                                    A39

                   Consolidated Balance Sheet at December 31,
                     1996 and 1995                                                                             A40

                   Consolidated Statement of Cash Flows for the
                     years ended December 31, 1996, 1995 and 1994                                              A41

                   Consolidated Statement of Changes in Common
                     Stockholders' Equity for the years ended
                     December 31, 1996, 1995 and 1994                                                          A42

                   Notes to Financial Statements                                                           A43-A61

                   Report of Independent Accountants                                                           A62


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

A65


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

                  (j)    Statement of  Cancellation  filed March 3, 1988 whereby
                         27,000 shares of Series A Cumulative Preferred Stock were cancelled

                  (k)    Certificate of Amendment of Restated Certificate of Incorporation, as amended, filed August 7, 1989

                  (l)    By-Laws as last amended on June 26, 1991

                   4.    Instruments defining the rights of security holders, including indentures

                  (a)    There  are  currently   various  separate   indentures,
                         agreements or similar instruments under which long-term
                         debt of Asarco is currently outstanding. The Registrant
                         hereby  agrees  to  furnish  to  the  Commission,  upon
                         request,  a copy of any of the instruments which define
                         the  rights of holders of  long-term  debt  securities.
                         None of the outstanding instruments represent long-term
                         debt securities in excess of 10% of the total assets of
                         Asarco as of December 31, 1996

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



A66

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

                  (a)    Stock Option Plan as amended through November 30, 1994

                  (b)    Form of Amended Employment Agreement dated February 26, 1997, between the Company and currently 12 of its executive officers, including Messrs. R. de J. Osborne, F.R. McAllister, K.R. Morano, R.M. Novotny
                         and R.J. Muth

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

                  (f)    Directors' Stock Award Plan, as amended through January 27, 1993

                  (g)    Stock   Incentive   Plan   adopted  by  the   Company's
                         Shareholders  on April 25, 1990 and as amended  through
                         November 29, 1995

                  (h)    Directors' Deferred Payment Plan, effective October 25, 1995

                  (i)    Incentive Compensation Plan for Senior Officers, effective  January 1, 1996

                  (j)    1996 Stock Incentive Plan, effective April 24, 1996

                  (k)    Compensation Deferral Plan, effective December 1, 1996

                  11.    Statement re Computation of Earnings Per Share

                  12. Statement re Computation of Ratios

                  21.    Subsidiaries of the Registrant

                  23.    Consent of Independent Accountants

         The exhibits listed as 10(a) through (k) above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

(b)      Reports of Form 8-K filed in the fourth quarter of 1996 and first quarter of 1997:      None


A67

(c)      Exhibits - The  exhibits  to this Form 10-K are  listed on the  Exhibit
         Index on pages C1 through  C4.  Copies of the  following  exhibits  are filed with this Form 10-K:
           10(b)  Form of Amended Employment Agreement
           11.    Statement re Computation of Earnings Per Share
           12.    Statement re Computation of Ratios
           21.    Subsidiaries of the Registrant
           23.  Consent of Independent Accountants is included on page A68 of this Annual Report on Form 10-K.

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

A68

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
  Stockholders of ASARCO Incorporated


Our report on the consolidated financial statements of ASARCO Incorporated and Subsidiaries has been included in this Form 10-K on page A62. In connection with our audits of such financial statements, we have also audited the related financial statement schedule which appears on pages B1 through B3 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                            COOPERS & LYBRAND L.L.P.



New York, New York
January 28, 1997


Item 14
Exhibit 23


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (File Nos. 33-45631, 33-55993 and 333-02359) and Form S-8 (File Nos. 2-83782, 2-67732, 33-34606, 333-16875 and
333-18083) of ASARCO Incorporated of our report dated January 28, 1997, on our audit of the consolidated financial statements of Asarco Incorporated and Subsidiaries, which report appears on page A62 of this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on our audit of the financial statement schedule, which appears above.

We also consent to the reference to our Firm as experts in the Prospectuses referred to in the preceding paragraph only insofar as such reference relates to our report appearing on page A62 of this Annual Report on Form 10-K and to our report on the financial statement schedule which appears above.


                                                      COOPERS & LYBRAND L.L.P.


New York, New York
March 21, 1997

A69

                                                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 1997

                                                ASARCO Incorporated
                                                    (Registrant)


                                                 By_/s/ Richard de J. Osborne
                                                (Richard de J. Osborne, Chairman
                                                  of the Board, Chief Executive
                                                     Officer and President)


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(a)          Principal Executive Officer:
             /s/ Richard de J. Osborne      Chairman of the Board
             -------------------------
             (Richard de J. Osborne)

(b)          Principal Financial Officer:

             /s/ Kevin R. Morano            Vice President and
             (Kevin R. Morano)                Chief Financial Officer

(c)          Principal Accounting Officer:

             /s/ William Dowd                 Controller
             (William Dowd)

(d)          Directors:

             /s/ Richard de J. Osborne                                         /s/ Willard C. Butcher
             (Richard de J. Osborne)                                           (Willard C. Butcher)

             /s/ James C. Cotting                                              /s/ David C. Garfield
             (James C. Cotting)                                                (David C. Garfield)

             /s/ E. Gordon Gee                                                 /s/ James W. Kinnear III
             (E. Gordon Gee)                                                   (James W. Kinnear III)

             /s/ Francis R. McAllister                                         /s/ Martha T. Muse
             (Francis R. McAllister)                                           (Martha T. Muse)

             /s/ Michael T. Nelligan                                           /s/ John D. Ong
             (Michael T. Nelligan)                                             (John D. Ong)

             /s/ James Wood
             (James Wood)



Date: February 28, 1997

B1

                              ASARCO Incorporated
                                AND SUBSIDIARIES
                Schedule II - Valuation and Qualifying Accounts
                               FOR THE YEAR 1996
                                 (in thousands)

          Column A             Column B                          Column C                            Column D              Column E
          --------             --------                          --------                            --------              --------

                                                                 Additions                          Deductions
                                              Charged to
                              Balance at   costs/expenses or                    Charged                                   Balance at
                              beginning       (credited)                        to other                                    end of
Description                   of period        to income        Description     accounts     Descriptions      Amount       period
-----------                   ---------        ---------        -----------     --------     ------------      ------      --------
                                                                                          Accounts and
                                                                                          notes written
Deducted from assets                                                                      off, net of
   on Balance Sheet:                                                                      recoveries           $1,151


                                                                                          Foreign currency
Allowance for                                                                             translation
     doubtful accounts:         $7,409          $1,993                                    adjustment            $122         $8,129
                                ======          ======                                                          ====         ======

                                                             Net amount
                                                             transferred from
                                                             noncurrent
Current portion of reserves                                  reserve for
     for closed plants and                                   closed plants
     environmental                                           and environmental            Current charges to
     matters                   $53,042                       matters            $39,983   reserves             $54,897      $38,128
                               =======                                          =======                        =======      =======

Non-current portion of
     reserves for closed                                                                  Net amount
     plants and                                                                           transferred to
     environmental                                                                        current
     matters                   $62,484          $67,704                                   liabilities          $39,983      $90,205
                               =======          =======                                                        =======      =======

Included in caption "Other
     liabilities and
     reserves" on Balance                                    Increase in the              Charges against
     Sheet                                                   reserve for                  the reserve for
   Other                       $26,018          $13,774      Major Repairs                Major Repairs        $2,854       $36,938
                               =======          =======                                                        ======       =======


B2

                              ASARCO Incorporated
                                AND SUBSIDIARIES
                Schedule II - Valuation and Qualifying Accounts
                               FOR THE YEAR 1995
                                 (in thousands)

          Column A             Column B                          Column C                            Column D              Column E
          --------             --------                          --------                            --------              --------

                                                                 Additions                          Deductions
                                              Charged to
                              Balance at    costs/expenses                      Charged                                   Balance at
                              beginning      or (credited)                      to other                                     end of
Description                   of period        to income        Description     accounts     Descriptions      Amount        period
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
                                ======          ======                                                         =====         ======

                                                             Net amount
                                                             transferred from
                                                             noncurrent
Current portion of reserves                                  reserve for
     for closed plants and                                   closed plants
     environmental                                           and environmental            Current charges to
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
                               =======                                                                                      =======


B3

                              ASARCO Incorporated
                                AND SUBSIDIARIES
                Schedule II - Valuation and Qualifying Accounts
                               FOR THE YEAR 1994
                                 (in thousands)

          Column A             Column B                          Column C                            Column D              Column E
          --------             --------                          --------                            --------              --------

                                                                 Additions                          Deductions
                                              Charged to
                              Balance at    costs/expenses                      Charged                                   Balance at
                              beginning      or (credited)                      to other                                    end of
Description                   of period        to income        Description     accounts     Descriptions      Amount       period
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
                                ======          ======                                                         ======        ======

                                                             Net amount
                                                             transferred from
                                                             noncurrent
Current portion of reserves                                  reserve for
     for closed plants and                                   closed plants
     environmental matters                                   and
                                                             environmental                Current charges
                               $46,409                       matters            $54,441   to reserves         $44,904       $55,946
                               =======                                          =======                       =======       =======

Non-current portion of
     reserves for closed                                                                  Net amount
     plants and                                                                           transferred to
     environmental matters                                                                current
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

4.                   Instruments   defining  the  rights  of  security  holders,
                     including indentures

              (a)    There are currently various separate indentures, agreements or similar instruments under which long-term debt of Asarco is currently  outstanding.  The Registrant hereby agrees to furnish to the Commission,  upon request,  a copy of any of the  instruments  which  define  the  rights of  holders of
                     long-term  debt   securities.   None  of  the   outstanding
                     instruments  represent  long-term debt securities in excess of 10% of the total  assets of  Asarco as of  December  31,
                     1996

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

              (b)    Form of Amended  Employment  Agreement  dated  February 26,
                     1997, between the Company and currently 12 of its executive
                     officers,   including  Messrs.  R.  de  J.  Osborne,   F.R.
                     McAllister, K.R. Morano, R.M. Novotny and R.J. Muth
                                                                                                            C11-C20
              (c)    Deferred Fee Plan for Directors, as amended through January
                     26, 1994 (Filed as an Exhibit to the Company's  1993 Annual
                     Report on Form 10-K and incorporated herein by reference)

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

              (g) Stock Incentive Plan adopted by the Company's Shareholders on April 25, 1990, as last amended on November 29, 1995
                     (Filed as an Exhibit to the Company's 1995 Annual Report on
                     Form 10-K and incorporated herein by reference)

              (h)    Director's  Deferred  Payment Plan,  effective  October 25,
                     1995  (Filed as an Exhibit  to the  Company's  1995  Annual
                     Report on Form 10-K and incorporated herein by reference)

              (i)    Incentive Compensation Plan for Senior Officers,  effective
                     January 1, 1996 (Filed on Exhibit B to the  Company's  1996
                     Proxy  Statement  filed on March 12, 1996 and  incorporated herein by reference)


C4

Exhibit                                                                                                     Indexed
  No.                                                Description                                            on Page
              (j)    1996 Stock Incentive Plan, effective April 24, 1996
                     (Filed  as  an  Exhibit  to  the   Company's   Registration
                     Statement  on Form S-8  filed on  December  17,  1996,  and incorporated herein by reference)

              (k)    Compensation Deferral Plan, effective December 1, 1996
                     (Filed  as  an  Exhibit  to  the   Company's   Registration
                     Statement  on Form S-8  filed on  November  26,  1996,  and incorporated herein by reference)


11.           Statement re Computation of Earnings Per Share                                                  C5

12.           Statement re Computation of Ratios                                                              C6

21.           Subsidiaries of the Registrant                                                                 C7-C9

23. Consent of Independent Accountants is included on page A68 of this Annual Report on Form 10-K.

Report on Form 11-K relating to the Savings Plan for Salaried Employees of ASARCO Incorporated and Participating Subsidiaries is to be filed by amendment on Form 10-K/A.

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.

C5

Exhibit 11 Statement re Computation of Earnings per Share


This calculation is submitted in accordance with regulation S-K item 601(b)(11).


Fully Diluted Earnings per Common Share
(in thousands, except per share amounts)

                                                                                   For the years ended December 31,

                                                                                1996              1995             1994
                                                                                ----              ----             ----
Net earnings (loss) applicable to common stock                                  $138,336          $169,153          $64,034
                                                                                ========          ========          =======


Weighted average number of common shares outstanding
                                                                                  42,711            42,326           41,905
     Shares issuable from assumed excercise of Stock Options                          58               132               91
                                                                                  ------            ------          -------
Weighted average number of common shares outstanding, as adjusted                 42,769            42,458           41,996
                                                                                  ======            ======           ======

Fully diluted earnings per share:
   Net earnings (loss) applicable to common stock                                  $3.23             $3.98            $1.52
                                                                                   =====             =====            =====

Primary earnings per share:
    Net earnings (loss) applicable to common stock                                 $3.24             $4.00            $1.53
                                                                                   =====             =====            =====


C6

Exhibit 12 Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements
--------------------------------------------------------------------------------

                                                           1996           1995          1994          1993           1992
                                                           ----           ----          ----          ----           ----
                             (Dollars in thousands)

NET EARNINGS                                               $138,336      $169,153      $ 64,034      $ 15,619       $(83,091)
  Adjustments
    Taxes on Income                                          99,924       122,465         9,375      (36,503)        (37,371)
     Equity Earnings, Net of Taxes                           (3,837)       (1,837)      (47,653)      (27,384)         (2,575)
     Cumulative Effect of Change
       in Accounting Principle                                    -             -             -      (86,295)          53,964
     Dividends received from
       non-consolidated
       companies                                              4,047         1,828        14,301         1,676             803
     Total Fixed Charges                                     83,553        99,516        66,377        64,359          62,200
     Interest Capitalized                                   (2,839)       (3,256)         (869)       (4,010)         (7,433)
     Capitalized Interest Amortized                           2,274         2,949         1,727         1,629           1,825
     Minority interest                                       88,331       129,543           809           693             615
                                                           --------      --------      --------      --------        --------
EARNINGS (LOSS)                                            $409,789      $520,361      $108,101     $(70,216)       $(11,063)
                                                           ========      ========      ========     ========        ========
FIXED CHARGES
     Interest Expense                                       $76,442      $ 91,954      $ 62,529      $ 57,321        $ 51,230
     Interest Capitalized                                     2,839         3,256           869         4,010           7,433
     Imputed Interest Expense                                 4,272         4,306         2,979         3,028           3,537
                                                           --------      --------      --------      --------        --------
TOTAL FIXED CHARGES                                        $ 83,553      $ 99,516      $ 66,377      $ 64,359        $ 62,200
                                                           ========      ========      ========      ========        ========
Ratio of Earnings to Fixed Charges                              4.9           5.2           1.6           (a)             (a)
                                                           ========      ========      ========           ===             ===

(a) For the years 1993 and 1992, earnings were insufficient to cover fixed charges by $134,575 and $73,263, respectively.

C7

Item 14.     (c) Exhibit 21    Subsidiaries of the Registrant

                                                                                              Percentage of
                                                                                            voting securities           Key to
                                                                                              owned or other            notes
                                      Name of Company                                        bases of control           below
       PARENTS:  None

       Registrant:  ASARCO Incorporated                                                                                  (A)

       SUBSIDIARIES AND OTHER ASSOCIATED COMPANIES:

1      Air Resources Corporation (Delaware)                                            100.0                             (A)
2      Alta Mining and Development Company (Utah)                                         62.4                           (C)
3      American Limestone Company, Inc. (Delaware)                                       100.0                           (A)
4      American Smelting and Refining Company (New Jersey)                               100.0                           (C)
5      AR Mexican Explorations Inc. (Delaware)                                           100.0                           (A)
6         Compania Minera Real de Las Lomas, S.A. de C.V. (Mexico)                           100.0                       (A)
7         Minera San Bernardo, S.A. de C.V. (Mexico)                                         100.0                       (A)
8         Minera Santa Regina, S.A. de C.V. (Mexico)                                         100.0                       (A)
9      AR Mexican Holdings, Inc. (Delaware)                                              100.0                           (A)
10        AR Specialty Chemicals, S. A. de C.V. (Mexico)                                     100.0                       (A)
11          Enthone-OMI de Mexico S.A. de C.V. (Mexico)                                           100.0                  (A)
12            Rafco Kemicals S.A. de C.V. (Mexico) (See 45)                                            17.0            (B) (E)
13     AR Silver Bell, Inc. (Delaware)                                                 100.0                             (A)
14        Silver Bell Mining, L.L.C. (Delaware)                                               75.0                       (A)
15     AR Montana Corporation (Delaware)                                                 100.0                           (A)
16     Asarco Arizona, Inc. (Delaware)                                                 100.0                             (A)
17     Asarco (Delaware) Incorporated (Delaware)                                         100.0                           (A)
18        Grupo Mexico, S.A. de C.V. (Mexico) (See 26 & 93)                                    2.4                     (B) (E)
19     Asarco Exploration Company, Inc. (New York)                                     100.0                             (A)
20        ASARCO Guyane Francaise S.A.R.L.                                             100.0                             (A)
21     Asarco Exploration Company of Canada, Limited
         (Canada)                                                                      100.0                             (A)
22     Asarco Finance Limited (Bermuda)                                                  100.0                           (C)
23     Asarco International Corporation (Delaware)                                       100.0                           (A)
24     Asarco International Corp. FSC (Virgin Islands)                                 100.0                             (A)
25     Asarco de Mexico (Delaware) Inc.                                                100.0                             (A)
26        Grupo Mexico, S.A. de C.V. (Mexico) (See 18 & 93)                                    0.09                    (B) (E)
27     Asarco Oil and Gas Company, Inc. (New York)                                       100.0                           (A)
28     Asarco Peruvian Exploration Company (Delaware)                                  100.0                             (A)
29     ASARCO Santa Cruz, Inc. (Delaware)                                                100.0                           (A)
30        Covington Land Company (Delaware)                                                  100.0                       (A)
31        CP Water Company (Arizona)                                                          50.0                       (A)
32     Asarco Trans-Ural Company (Delaware)                                            100.0                             (C)
33        Asarco Aginskoe, Inc. (Delaware)                                                   100.0                       (C)
34     BioTrace Laboratories, Incorporated (Utah)                                        100.0                           (C)
35     Bridgeview Management Company, Inc. (New Jersey)                                100.0                             (A)
36     Compania Minera Asarco, S.A. (Chile)                                              100.0                           (A)
37     Copper Basin Railway, Inc. (Delaware)                                              45.0                         (B) (D)
38     Domestic Realty Company, Inc. (Montana)                                           100.0                           (A)
39     Encycle, Inc. (Delaware)                                                          100.0                           (A)
40        Hydrometrics, Inc. (Delaware)                                                      100.0                       (A)
41        Encycle/Texas, Inc. (Delaware)                                                     100.0                       (A)
42     Enthone, Incorporated (New York)                                                  100.0                           (A)
43        Meltex, Inc. (Japan)                                                                16.25                    (B) (D)
44          Enthone-OMI (Singapore) Pte. Ltd. (Singapore)                                           3.2                  (A)
          (See 85)
45        Rafco Kemicals, S.A. de C.V. (Mexico) (See 12)                                      34.0                       (C)
46     Enthone-OMI, Inc. (Delaware)                                                      100.0                           (A)

C8

Form 10-K

Item 14.    (c) Exhibit 21    Subsidiaries of the Registrant

                                                                                              Percentage of
                                                                                            voting securities           Key to
                                                                                              owned or other            notes
                                       Name of Company                                       bases of control           below


        SUBSIDIARIES AND OTHER ASSOCIATED COMPANIES, cont'd:


47        Ebara-Udylite Co., Ltd. (Japan)                                                     45.0                     (B) (D)
48     Electroplating Engineers of Japan Ltd. (Japan)                                         25.0                     (B) (D)
         (See 75)
49           Electroplating Engineers S.A. (Switzerland)                                           24.0                (B) (D)
            (see 51)
50      Enthone-OMI (Benelux) B.V. (The Netherlands)                                         100.0                       (A)
51           Electroplating Engineers S.A. (Switzerland)                                           20.0                (B) (D)
            (see 49)
52           Enthone-OMI (France) S.A. (France) (See 56)                                           28.5                  (A)
53      Enthone-OMI (Canada) Inc. (Ontario, Canada)                                          100.0                       (A)
54      Enthone-OMI (Deutschland)GmbH (Germany)                                              100.0                       (A)
55       IMASA B.V. (The Netherlands)                                                        100.0                       (A)
56      Enthone-OMI (France) S.A. (France) (See 52)                                           71.5                       (A)
57      Enthone-OMI Holdings (U.K.) Ltd. (United                                          82.41                          (A)
          Kingdom) (see 70)
58           AMZA Ltd. (Israel)                                                                    33.3                (B) (D)
59           Enthone-OMI (U.K.) Limited (United Kingdom)                                     100.0                       (A)
60           L.P.W. Chemie GmbH (Germany)                                                          49.0                (B) (D)
61             Blasberg Oberflaechentechnik GmbH (Germany)                                            100.0              (A)
62             Galvano Production Chemie GmbH (Germany)                                               100.0              (A)
63             Nihon LPW K.K. (Japan)                                                                  40.0            (B) (E)
64      Enthone-OMI (Hong Kong) Company Limited (Hong                                          5.5                       (A)
          Kong) (See 82)
65      Enthone-OMI (Italia) S.p.A. (Italy) (See 71)                                          51.6                       (A)
66      Enthone-OMI K.K. (Japan)                                                             100.0                       (A)
67      Enthone-OMI (Sverige) A.B. (Sweden)                                                  100.0                       (A)
68             IMASA Kemi A.B. (Sweden)                                                      100.0                       (A)
69      Enthone-OMI (Europe)                                                                 100.0                       (A)
70          Enthone-OMI Holdings (U.K.) Ltd. (United                                            17.59                    (A)
            Kingdom) (See 57)
71           Enthone-OMI (Italia) S.p.A. (Italy) (See 65)                                          48.4                  (A)
72           Imasa A.G. (Switzerland)                                                              40.0                (B) (D)
73           Internacional de Manufacturas Asociadas, S.A.                                        100.0                  (A)
            (Spain)
74      OMI Holding S.A. (Switzerland)                                                       100.0                       (A)
75           Electroplating Engineers of Japan Ltd. (Japan)                                        25.0                (B) (D)
            (See 48)
76           Enthone-OMI (Suisse) S.A. (Switzerland)                                              100.0                  (A)
77      OMI International Corporation (Delaware)                                             100.0                       (A)
78           Enthone-OMI (Australia) Pty. Ltd. (Victoria,                                         100.0                  (A)
             Australia)
79           Enthone-OMI (Austria) GmbH (Austria)                                                 100.0                  (A)
80           Enthone-OMI (Espana) S.A. (Spain)                                                    100.0                  (A)

C9

Form 10-K

Item 14.    (c) Exhibit 21    Subsidiaries of the Registrant

                                                                                                Percentage of
                                                                                              voting securities           Key to
                                                                                                owned or other            notes
                                        Name of Company                                        bases of control           below

         SUBSIDIARIES AND OTHER ASSOCIATED COMPANIES, cont'd:


81            Enthone-OMI (Europe) Corporation (Delaware)                                           100.0                  (A)
82            Enthone-OMI (Hong Kong) Company Limited (Hong                                          94.5                  (A)
            Kong) (See 64)
83              Hua-Mei Electroplating Technology Company Ltd.                                           45.0            (B) (D)
              (People's Rep.of China)
84              Hua-Mei (Tianjin) Electroplating Technology                                              45.0            (B) (D)
                 Company, Ltd.
85            Enthone-OMI (Singapore) Pte. Ltd. (Singapore)                                          96.8                  (A)
              (See 44)
86              Enthone-OMI (Malaysia) SDN BHD (Malaysia)                                               100.0              (A)
87       Federal Mining and Smelting Company (Idaho)                                       100.0                           (A)
88       Federated Metals Canada Limited (Canada)                                          100.0                           (A)
89       Federated Genco Limited (Canada)                                                       60.0                     (B) (D)
90       Federated Metals Corporation (New York)                                           100.0                           (A)
91       LSLC Corp. (New York).                                                                100.0                       (C)
92       Geominerals Insurance Company, Ltd. (Bermuda)                                     100.0                           (A)
93       Grupo Mexico, S.A. de C.V. (Mexico) (See 18 & 26)                                  21.1                         (B) (E)
94       Lac d'Amiante du Quebec, Ltee (Delaware)                                          100.0                           (A)
95       LAQ Canada, Ltd. (Delaware)                                                                100.0                  (A)
96       Mines Trading Company Limited (United Kingdom)                                    100.0                           (A)
97       Mining Development Company (Delaware)                                             100.0                           (A)
98       Puya Raymondi Empresa Minera S.A. (Bolivia)                                            70.0                       (A)
99       Minto Explorations Ltd. (British Columbia)                                         47.83                        (B) (D)
100      Mission Exploration Company (Delaware)                                            100.0                           (A)
101           Lesarco, Inc. (Phillipines)                                                       30.0                       (A)
102      NCBR, Inc. (Delaware)                                                             100.0                           (A)
103      Neptune Mining Company (Delaware)                                                  52.2                         (B) (D)
104      Northern Peru Mining Corporation (Delaware)                                       100.0                           (A)
105      Silver Valley Resources Corporation (Delaware)                                     50.0                           (A)
106      Southern Peru Copper Corporation (Delaware)                                        62.6                           (A)
107        Southern Peru Limited (Delaware) 100.0 (A)
108           Fomenta, S.A. (Peru)                                                              99.50                      (A)
109             Pegasus Travels, S.A. (Peru)                                                         90.0                  (A)
110           Logistics Service Incorporated (Delaware)                                        100.0                       (A)
111             LSI-Peru, S.A. (Peru)                                                                98.18                 (A)
112           Globe Natural Resources Inc. (Delaware)                                          100.0                       (C)
113           Multimines Corporation (Delaware)                                                100.0                       (B)
114           Multimines Insurance Company, Ltd. (Bermuda)                                     100.0                       (A)
115           Recursos e Inversiones Andinas, S.A. (Peru)                                       99.99                      (A)
116             Caleras Orbama, S.A. (Peru)                                                          99.26                 (B)
117             Compania Minera Los Tolmos, S.A. (Peru)                                              98.05                 (B)
118           Inversiones Mineras El Puente, S.A. (Peru)                                        99.88                      (B)
119             Pacific Mining Investments Ltd. (Cayman Islands)                                    100.0                  (C)
120      The International Metal Company (New York)                                      100.0                             (A)
121      Tulipan Company, Inc. (Delaware)                                                   63.0                         (B) (E)


C10

                                     NOTES

(A) Included in financial statements of Registrant and consolidated subsidiaries at December 31, 1996, filed as part of this Form 10-K.

(B)  Excluded  from  financial   statements  of  Registrant   and   consolidated
subsidiaries filed as part of this Form 10-K, except to the extent noted in Notes D and E. These companies are not in the aggregate considered significant.


(C) Inactive, having no assets or liabilities.


(D) Carried on the equity method. None of the 50%-or-less owned companies constitutes a significant subsidiary.


(E) Grupo Mexico is carried on the cost method. Effective January 1, 1995, Asarco consolidated the financial results of SPCC in its financial statements. Previously, SPCC was accounted for under the equity method.

C11

                                 Exhibit 10(b)

                              ASARCO INCORPORATED

                      FORM OF AMENDED EMPLOYMENT AGREEMENT
                               February 26, 1997


                  THIS AMENDED EMPLOYMENT AGREEMENT, dated as of February 26, 1997, between ASARCO Incorporated, a New Jersey corporation (including its subsidiaries unless the context otherwise requires, the "Company"), and ((Name)) (the "Employee").

                              W I T N E S S E T H

               WHEREAS, Employee has served the Company for a number of years in various managerial positions and is currently ((Title)) of the Company; and
               WHEREAS, the Company and the Employee have previously entered into an Employment Agreement; and
               WHEREAS, the Company desires to insure the continued availability to the Company of the Employee's services, managerial skills and business experience and the Employee is willing to render such services, all upon and subject to the terms and conditions contained in this Amended Agreement;
               NOW THEREFORE, in consideration of the premises and the mutual covenants set forth in this Amended Agreement, the Company and the Employee agree as follows:

               1. Employment Agreement. The Company hereby employs the Employee, and the Employee hereby accepts and agrees to be employed, as an executive officer of the Company on a full-time basis for a period of one year commencing on the date of this Agreement and continuing until the first anniversary of such date, and thereupon automatically renewing on a year-to-year basis (the "Employment Term") unless the Company or the Employee shall give written notice at least nine months prior to any anniversary date that the Employment Term shall expire on such anniversary date and unless earlier terminated pursuant to
Section 4 of this Agreement; provided, however, that if a Change in Control of the Company, as defined in Section 5 of this Agreement, shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of not less than thirty-six (36) months beyond the month in which such Change in Control occurred, unless earlier terminated pursuant to Section 4 of this Agreement. Notwithstanding anything provided herein to the contrary, the term of this Agreement shall not extend beyond the end of the month in which the Employee attains his Regular Retirement, as defined in Section 5(c) of this Agreement.


               2. Duties. The Employee shall perform such duties of an executive nature as those currently performed by him for the Company and as may be assigned to him from time to time by an appropriate senior executive officer of the Company or the Board of Directors of the Company (the "Board"). The Employee shall devote the same amount of time, attention and energies to the affairs of the Company as the Employee has devoted to the affairs of the Company prior to the date of this Agreement. The Employee shall use his best efforts to perform his duties and discharge his responsibilities pursuant to this Agreement competently, carefully and faithfully, and such performance shall be of a quality consistent with his responsibilities as an officer of the Company. The Employee agrees that, subject to the terms and conditions of this Agreement, in the event of a Potential Change in Control, as defined in this Section 2, he will remain in the employ of the Company until the earliest of (a) a date which is 180 days from the occurrence of such Potential Change in Control, (b) his termination of employment by the Company, (c) the termination by him of his employment by reason of death, or Regular Retirement, or (d) the date on which he first becomes entitled under this Agreement to terminate his employment under circumstances entitling him to receive the benefits provided in Section 5(c). For purposes of this Agreement, a "Potential Change in Control" shall be deemed to have occurred if:

C12

               a. the Company enters into an agreement, the consummation of which would result in the occurrence of a Change in Control;
               b. any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), including the Company, publicly announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control;
               c. any person, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company (or a company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), who is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 9.5% or more of the combined voting power of the Company's then outstanding securities, increases his beneficial ownership of such securities by 5% or more over the percentage so owned by such person on the date hereof; or
               d. The Board adopts a resolution to the effect that, for the purposes of this Agreement, a Potential Change in Control has occurred.

               3. Compensation,  Benefits and Expenses.  (a) For the services of the  Employee to be rendered  under this  Agreement,  the Company  shall pay the
Employee: (i) a basic annual salary in an amount at least equal to the salary the Employee is currently being paid by the Company, paid in a manner consistent with the Company's policy and practice relating to payment of executive officers as of the date of this Agreement; and (ii) such bonus compensation as may be determined by the Board of Directors (or appropriate committee) of the Company in accordance with the Company's bonus policies in effect from time to time.
               (b) In addition to any compensation  received under Section 3(a), the Company shall reimburse the Employee for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties under this Agreement, such reimbursement to be made in accordance with the policies and procedures of the Company relating to reimbursement of executive officers as of the date of this Agreement.
               (c)  During the term of this  Agreement,  the  Employee  shall be entitled  to at least the paid  vacation  time he is  currently  allowed  by the
Company. Such vacation is to be taken in accordance with the Company's policy and practice relating to vacations of executive officers as of the date of this Agreement.
               (d) In addition to and without limiting the compensation to which the Employee is entitled under this Section 3, during the Employment Term the Employee shall be eligible to participate in any incentive, bonus or compensation, stock option, savings, pension, insurance or other employee benefit plan of the Company now or from time to time applicable to the executive officers of the Company. Nothing paid to the Employee under any plan or arrangement presently in effect or made available in the future shall be deemed to be in lieu of the salary payable to the Employee pursuant to Section 3(a). Any payments or benefits payable to the Employee under this Section 3(d) in respect of any calendar year during which the Employee is employed by the Company for less than such entire year shall, unless otherwise provided in the applicable plan or arrangement, be provided in accordance with the number of days in such calendar year during which he is so employed.
               4.  Termination.  (a) The Employment  Term and the obligations of the Company and the Employee under this Agreement shall terminate:
                    (i) upon the death of the Employee;
                    (ii) upon the date on which the Employee is entitled to Regular Retirement (as defined in Section 5(c));
                    (iii) if illness or incapacity shall prevent the Employee from performing his duties for a period of six consecutive months, 30 days after written notice of such termination is given to the Employee by the Company;
                    (iv) upon the giving by the Company of Notice of Termination of the Employee's employment for "Cause" as defined in, and in accordance with,
Section 4(c);

C13

                    (v) at any time prior to a Change in Control, upon the giving by the Company of a Notice of Termination to the Employee in accordance with Section 4(d) (except that no specific reason for termination need be given for such Notice of Termination); or
                    (vi) following any Change in Control as described in Section 4(d) below upon performance of all the provisions of this agreement.
               (b) Upon a termination of the Employment Term pursuant to Section 4(a) in a manner that does not constitute an Involuntary Termination (as hereinafter defined), the Company shall have no further liability or obligation to the Employee under this Agreement except to pay the Employee or his estate
(i) all compensation accrued pursuant to Section 3(a) through the date of termination and unpaid, and (ii) all sums payable and owed to the Employee as specified in Sections 3(b), 3(c) and 3(d) for expenses and benefits, in each case earned before termination of this Agreement. Upon a termination of the Employment Term pursuant to Section 4(a) that constitutes an Involuntary Termination, the Employee, to the extent applicable, shall be entitled, in addition to the foregoing, to the payments and benefits specified in Section 5.
               (c) (i) For purposes of this Agreement, the Company shall have "Cause" to terminate the Employee's employment hereunder upon (A) the willful and continued failure by the Employee to substantially perform his duties hereunder (other than any such failure resulting from the Employee's incapacity due to physical or mental illness or any such actual or anticipated failure after the issuance of a Notice of Termination, as defined in Section 4(d), by the Employee upon his Involuntary Termination, as defined in Section 5(b)), after written demand for substantial performance is delivered by the Company that specifically identifies the manner in which the Company believes the Employee has not substantially performed his duties, or (B) the willful engaging by the Employee in misconduct which is materially injurious to the Company, monetarily or otherwise. For purposes of this Section 4(c), no act or failure to act, on the Employee's part shall be considered "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Company.
                    (ii) Notwithstanding the foregoing, after a Change in Control (as defined in Section 5(a)) has occurred, the Employee shall not be deemed to have been terminated for Cause without delivery to the Employee of a Notice of Termination, as defined in Section 4(d), from the Board finding that in the good faith opinion of at least three quarters (3/4) of the Board (after reasonable notice to the Employee and an opportunity for the Employee, together with his counsel, to be heard before the Board), the Employee was guilty of conduct set forth above in clause (i) hereof, and specifying the particulars thereof in detail. In the event of a dispute concerning the application of this
Section 4, no claim by the Company that Cause exists shall be given effect unless the Company establishes to the Board by clear and convincing evidence that Cause exists.
               (d) Any purported termination of the Employee's employment by the Company shall be communicated by written Notice of Termination to the Employee in accordance with Section 11. "Notice of Termination" shall mean a notice that shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Employee's employment under the provision so indicated and that shall, in the event of a purported termination of Employee's employment for Cause following a Change in Control, comply with
Section 4(c)(ii) above. "Date of Termination," with respect to any purported termination of the Employee's employment after a Change in Control and during the Employment Term, shall mean (i) if the Employee's employment is terminated for illness or incapacity as defined in Section 4(a)(iii) hereof, thirty (30) days after Notice of Termination is given (provided that the Employee shall not have returned to the full-time performance of the Employee's duties during such thirty (30) day period), and (ii) if the Employee's employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a termination by the Company, shall not be less than thirty (30) days (except in the case of a termination for Cause) and, in the case of a termination by the Employee, shall not be less than fifteen (15) days nor more than sixty (60) days, respectively, from the date such Notice of Termination is given).

C14

               5. Involuntary Termination. (a) For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred if:
                    (i) any person (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing either 31% or more of the voting power of all classes of capital stock of the Company or 33-1/3% or more of the then outstanding common stock, without par value of the Company ("Common Shares");
                    (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals, who on the date hereof, constitute the Board, and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment or election or nomination for election was previously so approved or recommended (the "Continuing Directors");
                    (iii) the stockholders of the Company approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other company, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 50% of the combined voting power of the Company's then outstanding securities; or
                    (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

The foregoing to the contrary notwithstanding, a Change in Control shall not be deemed to have occurred with respect to the Employee (i) if the event first giving rise to the Potential Change in Control involves a publicly-announced transaction or publicly-announced proposed transaction which at the time of the announcement has not been previously approved by the Board and (ii) the Employee is part of a purchasing group proposing the transaction. A Change in Control shall also not be deemed to have occurred with respect to the Employee if the Employee is part of a purchasing group which consummates the Change in Control transaction. The Employee shall be deemed "part of a purchasing group" for purposes of the two preceding sentences if he is an equity participant or has agreed to become an equity participant in the purchasing company or group (except for (i) passive ownership of less than 5% of the stock of a public company, (ii) ownership of equity participation in the purchasing company or group which is otherwise not deemed to be significant, as determined prior to the Change in Control by a majority of the non-employee Continuing Directors, or
(iii) beneficial ownership of any equity interest in the purchasing company or group as a result of the grant to the Employee of an incentive compensation award under one or more incentive plans of the purchasing company or group (including, but not limited to, the conversion in connection with a transaction of incentive compensation awards of the Company into incentive compensation awards of the purchasing company or group), on terms and conditions substantially equivalent to those applicable to other executives of the Company immediately prior to the transaction, after taking into account normal differences attributable to job responsibilities, title and the like).

C15

               b. For purposes of this Agreement, the term "Involuntary Termination" shall mean either: (i) any termination of the Employment Term by the Company within three years following any Change in Control, other than (A) a termination pursuant to Section 4(a)(iii) for disability of the Employee, (B) termination upon death of the Employee, (C) termination for retirement pursuant to Section 4(a)(ii) above, or (D) a termination for Cause as defined in Section 4(c); or (ii) any termination of the Employment Term by the Employee after any Change in Control and the occurrence of any of the following:
                         (A) without the express written consent of the Employee, a material diminution in his position, duties, responsibilities or status with the Company from those in existence immediately prior to a Change in Control, a material reduction or alteration (not in the nature of a promotion) in his reporting responsibilities, titles or offices from those in effect immediately prior to a Change in Control, or the removal from or failure to be re-elected to the positions held immediately prior to a Change in Control;
                         (B) a reduction by the Company of the base annual salary of the Employee immediately prior to a Change in Control or as the same may be increased from time to time thereafter, or a failure by the Company to increase such base salary each year after such Change in Control at least by a percentage amount equal to the average percentage increases given to such Employee in the three years prior to such Change in Control, or a failure to pay such Employee each year after such Change in Control an annual bonus in an amount at least equal to that which would have been paid to such Employee utilizing the bonus policies of the Company in existence immediately prior to a Change in Control;
                         (C) the failure of the Company to continue in effect any incentive, benefit, bonus or compensation, insurance, pension or other employee benefit plan of the Company in effect immediately prior to a Change in Control (or plans and benefits which are, in the aggregate, no less favorable to the Employee than those the Employee enjoyed immediately prior to a Change in Control);

                         (D) the relocation of the Company's principal executive
          offices to a location outside the Borough of Manhattan, New York, New York, the requirement by the Company that the Employee, without his consent, be based anywhere other than the Company's principal executive offices or the location where he is based immediately prior to a Change in Control, or, in the event the Employee consents to such move, the failure of the Company to reimburse the Employee for moving expenses and any loss realized on the sale of the Employee's principal residence in connection with such move;

                         (E) a reduction in the number of the Employee's yearly paid vacation days;
                         (F) the failure by the Company to pay to the Employee any portion of the Employee's then current compensation or to pay any portion of an installment of deferred compensation under any deferred compensation program of the Company within seven (7) days of the date such compensation is due;
                         (G) any purported termination of the Employee's employment that is not effected pursuant to a Notice of Termination, which purported termination shall not be effective for purposes of this Agreement;
                         (H) the breach by the Company of any provision of this Agreement; or
                         (I) the failure by the Company to obtain a satisfactory agreement from any successor to the Company to assume and agree to perform this Agreement.

For purposes of this Agreement, an Involuntary Termination shall also be deemed to have occurred, if (i) the Employee's employment is terminated by the Company without Cause prior to a Change in Control (whether or not a Change in Control ever occurs) and such termination was at the request or direction of a person who has entered into an agreement with the Company the consummation of which would constitute a Change in Control, (ii) the Employee terminates his employment after the occurrence of any of the events or circumstances set forth in Section 5(b)(A) through (I) hereof prior to a Change in Control (whether or not a Change in Control ever occurs) and the aforementioned event or circumstance occurs at the request or direction of a person described in clause
(i) above, or (iii) the Employee's employment is terminated either (x) by the Company without Cause or (y) by the Employee for the occurrence of any of the events or circumstances set forth in Section 5(b)(A) through (H) hereof, and, in either case under clause (x) or (y), such termination or the circumstance or event is otherwise in connection with or in anticipation of a Change in Control (whether or not a Change in Control ever occurs).

C16

               (c) In the event of an Involuntary Termination, the Company shall pay to the Employee, and the Employee shall be entitled to a payment (together with the payments provided in Sections 5(d), 5(e), 5(f) and 5(i) below, the "Severance Payments") equal to three times the sum of the amounts set forth in clauses (A), (B) and (C) below:
                         (A) the Employee's base salary as in effect immediately prior to the Date of Termination or, if higher, in effect immediately prior to the first occurrence of an event or circumstance described in
          Section 5(b)(A) through (I);
                         (B) the average of the bonuses received by the Employee with respect to either the three or five completed fiscal years of the Company immediately preceding either the Involuntary Termination or the Change in Control, whichever period of time and date would result in the highest benefit; and
                         (C) the annual cost to the Company of all benefits to which the Employee is entitled under Section 3(d) above (other than (1) benefits described in Section 5(d) below and (2) contingent stock, stock options and other similar benefits) immediately preceding the Involuntary Termination, including, without limitation (but without duplication), any pension, savings, or other employee benefit plans and any amounts forfeited thereunder by reason of termination prior to vesting. For purposes of the foregoing, the annual cost to the Company of the pension benefit to which the Employee is entitled shall be calculated by determining the excess of (i) the actuarial present value of the Employee's accrued pension benefit, under all qualified or non-qualified pension plans of the Company in which the Employee is a participant, determined by Johnson & Higgins (or if such firm is not then in the actuarial business, a nationally recognized firm of comparable quality) as of the December 31 preceding the Date of Termination (determined without regard to any amendment to any such plan made subsequent to the Change in Control, which amendment would be an event described in Section 5(b)(ii)(C) above) over (ii) the same value determined as of one year previously, with both values in (i) and (ii) to be discounted utilizing the yield rate on ten-year U.S. Treasury obligations as of the December 31 preceding the Date of Termination;

provided, however, that if, at the time of an Involuntary Termination, the number of months remaining until the Employee is entitled to retire without any reduction of benefits on account of early retirement under the Company's Retirement Benefit Plan for Salaried Employees ("Regular Retirement") shall be less than 36, then the Severance Payment provided for above shall be reduced to an amount which is the product of multiplying (i) an amount equal to the payments in this Section 5(c) calculated in accordance with the foregoing by
(ii) a fraction, the numerator of which is the number of months remaining until Regular Retirement and the denominator of which is 36. (For purposes of this section, the term "reduction in benefits" refers to any reduction in benefits caused by any Employee having been credited with fewer months of service or compensation for purposes of computing his benefits under the Company's Retirement Benefit Plan for Salaried Employees than if such Employee continued working for the Company until age 65.)

               (d) In the event of an Involuntary Termination, the Company shall continue, for a period of three years after the date of the Involuntary
Termination, to cover the Employee and his dependents under those life, disability, accident and health insurance benefits which were applicable to the Employee on the date of the Involuntary Termination at the same benefit levels then in effect (or shall provide their equivalent); provided, however, that the coverage provided to the Employee shall be no less favorable than that to which the Employee was entitled immediately prior to the Change in Control that preceded the Involuntary Termination and further provided that the Employee's continued participation is possible under the general terms and provisions of such plans and programs. In the event that the Employee's participation in any such program is barred, the Company shall arrange to provide the Employee with benefits substantially similar to those which the Employee would otherwise have been entitled to receive under such plans and programs from which his continued participation is barred.

C17

               (e) In the event of an Involuntary Termination, upon the election of the Employee at his sole discretion, the Company shall pay to the Employee, in cash, an amount equivalent to the excess, if any, of the aggregate market value (measured as of the close of trading on the date of the Involuntary Termination) of all shares of any class or series of the Company's capital stock issuable upon exercise of then outstanding employee stock options granted to the Employee (whether or not then exercisable) over the aggregate exercise price of such options, and such options shall thereupon be cancelled and of no further force or effect.

               (f) The Company shall pay to the Employee all legal fees and expenses incurred by the Employee as a result of any termination during the thirty-six (36) month period following a Change in Control (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of section 4999 of the Code, to any payment or benefit provided hereunder).

               (g) In the event that the Employee becomes entitled to the Severance Payments, if any of the Severance Payments will be subject to the tax imposed by section 4999 of the Code (or any similar tax that may hereafter be imposed) (the "Excise Tax"), the Company shall pay to him at the time specified in Section 5(h), below, an additional amount (the "Gross-up Payment") such that the net amount retained by him, after deduction of any Excise Tax on the Total Payments (as hereinafter defined) and any federal, state and local income tax and Excise Tax upon the payment provided for by this subsection, shall be equal to the Total Payments. For purposes of determining whether any of the Severance Payments will be subject to the Excise Tax, and the amount of such Excise Tax,
(a) any other payments or benefits received or to be received by the Employee in connection with a Change in Control or his termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any person whose actions result in a Change in Control or any person affiliated with the Company or such person) (which together with the Severance Payments, constitute the "Total Payments") shall be treated as "parachute payments" within the meaning of section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of section 280G(b)(l) shall be treated as subject to the Excise Tax, unless in the opinion of tax counsel selected by the Company's independent auditors and acceptable to the Employee such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of section 280G(b)(4) of the Code in excess of the base amount within the meaning of section 280G(b)(3) of the Code, or are otherwise not subject to the Excise Tax, (b) the amount of the Total Payments which shall be treated as subject to the Excise Tax shall be equal to the lesser of (1) the total amount of the Total Payments or (2) the amount of excess parachute payments within the meaning of section 280G(b)(l) (after applying paragraph (a), above), and (c) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of sections 280G(d)(3) and (4) of the Code. For purposes of determining the amount of the Gross-Up Payment, the Employee shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of his residence on the date of Involuntary Termination, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time of termination of his employment, the Employee shall repay to the Company at the time that the amount of such reduction in Excise Tax is finally determined the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal and state and local income tax imposed on the Gross-Up Payment being repaid by him if such repayment results in reduction in Excise Tax and/or a federal and state and local income tax deduction) plus interest on the amount of such repayment at the rate provided in section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time of the Employee's termination of employment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Company shall make an additional Gross-Up Payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined.

C18

               (h) The Severance Payments (excluding payments made pursuant to Sections 5(d) and 5(f) and including any payments made pursuant to Section 5(g)) shall be made by the Company to the Employee in full on the tenth business day (the "Payment Date") following the date of Involuntary Termination; provided, however, that if the amounts of such payments cannot be finally determined on or before the Payment Date, the Company shall pay to the Employee on the Payment Date an estimate, as determined in good faith by the Company of the minimum amount of such payments and shall pay the remainder of such payments (together with interest at the rate provided in section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined but in no event later than the thirtieth day after the date of Involuntary Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to the Employee payable on the fifth day after demand by the Company (together with interest at the rate provided in section 1274(b)(2)(B) of the Code).
               (i) In the event of an Involuntary Termination, the Company shall pay to the Employee without reduction all benefits or amounts payable in accordance with the terms of the Company's Supplemental Retirement Benefit Plan, Supplemental Pension Plan for Designated Mid-Career Officers (if the Employee has theretofore been designated to participate therein), Incentive Compensation Plan, Deferred Income Benefit System and any similar or successor plans.
               (j) The Company agrees that, if the Employee's employment with the Company terminates during the Employment Term, the Employee is not required to seek other employment or to attempt in any way to reduce any amounts payable to the Employee by the Company pursuant to Section 5 hereof. Further, the amount of any payment or benefit provided for in this Agreement (other than Section 5(d) hereof) shall not be reduced by any compensation earned by the Employee as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Employee to the Company, or otherwise.
               (k) If within fifteen (15) days after any Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this Section 5(k)), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be extended until the earlier of (i) the date on which the Employment Term ends or (ii) the date on which the dispute is finally resolved, either by mutual written agreement of the parties or by a final judgment, order or decree of an arbitrator or a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); provided, however, that the Date of Termination shall be extended by a notice of dispute given by the Employee only if such notice is given in good faith and the Employee pursues the resolution of such dispute with reasonable diligence.
               (l) If a purported termination occurs following a Change in Control and during the Employment Term and the Date of Termination is extended in accordance with Section 5(k) hereof, the Company shall continue to pay the Employee the full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, salary) and continue the Employee as a participant in all compensation, benefit and insurance plans in which the Employee was participating when the notice giving rise to the dispute was given, until the Date of Termination, as determined in accordance with
Section 5(k) hereof. Amounts paid under this Section 5(l) are in addition to all other amounts due under this Agreement (other than those due under the first sentence of Section 4(b) hereof) and shall not be offset against or reduce any other amounts due under this Agreement.

C19

               6. Noncompetition Agreement.  During the Employment Term, without the consent of the Company the Employee shall not, directly or indirectly, in association with or as a stockholder, director, officer, consultant, employee, member or otherwise of or through any person, firm, corporation, partnership, association or other entity, engage in any enterprise or business based or operating in the United States of America which designs, provides, distributes or otherwise deals in products or renders services which are competitive with the businesses of the Company or its successors, as such businesses may now or hereafter be conducted or developed during the term of this Agreement (individually, a "Competitor"); provided, however, that an investment by the Employee, his spouse and his children in not more than two percent of the total capital of any Competitor whose stock is listed on a national securities exchange shall not be deemed a violation of this Section 6.
               7.  Nondisclosure  of  Confidential  Information.   The  Employee
recognizes and acknowledges that the trade secrets and other similar proprietary information of the Company as acquired and used by the Company are special, valuable and unique assets. The Employee shall not, except as may be necessary in the discharge of his duties with the Company or as may be required by applicable law or regulations, disclose during the Employment Term and thereafter any such confidential information, knowledge or data obtained by the Employee prior to the date of this Agreement or during the Employment Term which is material to the business of the Company and not publicly available, otherwise disclosed by the Company to third parties or recognized as standard practice.
               8.  Arbitration.  Any  controversy  or  claim  arising  out of or relating to this Agreement or the breach of this Agreement which cannot be resolved by the Employee and the Company, including any dispute, at the instance of either the Employee or the Company, as to the calculation of the Employee's benefits or tax consequences of the Severance Payments pursuant to Section 5(g) above, shall, at the instance of either the Employee or the Company, be submitted to arbitration in accordance with New York law and the procedures of the American Arbitration Association. The determination of the arbitrator(s) shall be conclusive and binding on the Company and Employee and judgment may be entered on the arbitrator(s) award in any court having jurisdiction. Notwithstanding any provision of this Agreement to the contrary, the Employee shall be entitled to seek specific performance of the Employee's right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.
               9. Assignability. The rights and obligations of the Company under this Agreement shall inure to the benefit of and be binding upon the successors and assigns of the Company. The Employee's rights and obligations hereunder may not be assigned or alienated and any attempt to do so by the Employee shall be void.
               10. Separability. If any provision of this Agreement is deemed to be invalid or unenforceable or is prohibited by the laws of the state or place where it is to be performed, this Agreement shall be considered divisible as to such provision and such provisions shall be inoperative in such state or place and shall not be part of the consideration moving from either of the parties to the other. The remaining provisions of this Agreement, however, shall be valid and binding and of like effect as though such provision were not included.

               11. Notice. Notice given pursuant to the provisions of this Agreement shall be sent by certified mail, return receipt requested, to the following addresses:

                  To the Company:
                           ASARCO Incorporated
                           180 Maiden Lane
                           New York, New York 10038
                           Attention: General Counsel

                  To the Employee:
                           ((Name))
                           ((Address))

C20

               12. Miscellaneous. This Agreement is to be construed and enforced in accordance with the laws of the State of New York. The waiver by any party to this Agreement of a breach of any provision of this Agreement by any other party shall not be construed as a waiver of any subsequent breach by any party. This Agreement constitutes the entire agreement of the parties with respect to the subject matter of this Agreement and may not be changed orally, but only by an agreement in writing signed by the parties to this Agreement. This Agreement supersedes any prior employment agreement between the Company and the Employee to the extent inconsistent. The obligations of the Company and the Employee under this Agreement which by their nature may require either partial or total performance after the expiration of the Employment Term (including, without limitation, those under Section 5 hereof) shall survive such expiration.
               IN WITNESS WHEREOF, the Company and the Employee have executed this Employment Agreement as of the day and year first above written.

               The Company:
                    ASARCO Incorporated

                    By:
                    Name:
                    Title:

               The Employee:


                    ((Name))