Form 10-Q
period 1997-03-31
ASARCO INC
filed 1997-05-09
CIK 7649

First Quarter
                                    Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997                  Commission file number 1-164
                  ----------                                             -----



                               ASARCO Incorporated
             (Exact name of registrant as specified in its charter)



           New Jersey                                         13-4924440
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)



     180 Maiden Lane, New York, N.Y.                                10038
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                         Yes   X     No ____


As of April 30, 1997 there were outstanding 42,942,768 shares of Asarco Common Stock, without par value.

                                                  ASARCO Incorporated
                                                    and Subsidiaries

                                                   INDEX TO FORM 10-Q

                                                                                                      Page No.

Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Consolidated Statement of Earnings
  Three Months Ended March 31, 1997 and 1996                                                              2

Consolidated Balance Sheet
  March 31, 1997 and December 31, 1996                                                                    3

Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1997 and 1996                                                              4

Notes to Consolidated Financial Statements                                                               5-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                                     10-14

Report of Independent Accountants                                                                        15


Part II.  Other Information:

Item 1.  Legal Proceedings                                                                              16-17

Item 4.  Submission of Matters to a Vote of Security Holders                                             18

Item 6(a)  Exhibits on Form 10Q                                                                          19

Exhibit 11 -            Statement re Computation of Earnings per Share

Exhibit 12 -            Statement re Computation of Consolidated Ratio of Earnings to Fixed
                        Charges and Combined Fixed Charges and Preferred Share Dividend
                        Requirements

Signatures                                                                                               20

Exhibit I - Independent Accountants' Awareness Letter

                                                         - 1 -

                                                  ASARCO Incorporated

                                                    and Subsidiaries

                                           CONSOLIDATED STATEMENT OF EARNINGS
                                                      (unaudited)

                                                                                                          3 Months Ended
                                                                                                            March 31,
                                                                                                      1997             1996
                                                                                                          (in thousands)
Sales of products and services                                                                        $715,599        $735,003

Operating costs and expenses:
  Cost of products and services                                                                        531,848         566,479
  Selling, administrative and other                                                                     33,369          33,116
  Depreciation and depletion                                                                            30,231          30,703
  Research and exploration                                                                               9,804           6,903
  Environmental and other closed plant
    charges, net of recoveries                                                                           4,364           5,157
                                                                                                      --------        --------
  Total operating costs and expenses                                                                   609,616         642,358

Operating income                                                                                       105,983          92,645
Interest expense                                                                                       (16,545)        (22,100)
Other income                                                                                             4,966          11,603
Gain on sale of interest in Silver Bell                                                                      -          11,083
                                                                                                      --------        --------

Earnings before taxes on income and minority interests                                                  94,404          93,231
Taxes on income                                                                                         26,622          32,929
                                                                                                      --------        --------

Earnings before minority interests                                                                      67,782          60,302
Minority interests in net earnings of consolidated subsidiaries                                        (27,202)        (24,617)
                                                                                                     ---------        --------

Net earnings                                                                                         $  40,580        $ 35,685
                                                                                                     =========        ========

Per share amounts:

Net earnings (a)                                                                                     $    0.95        $   0.84
                                                                                                     =========        ========

Cash dividends                                                                                       $    0.20        $   0.20

Weighted average number of shares outstanding                                                           42,881          42,618


(a)      The effect on the  calculation  of net earnings per common share of the
         Company's   Common  Stock   equivalents   (shares   under  option)  was
         insignificant.


The accompanying notes are an integral part of these financial statements.

                                                       ASARCO Incorporated

                                                        and Subsidiaries

                                                   CONSOLIDATED BALANCE SHEET
                                                           (unaudited)

                                                                                             March 31,           December 31,
                                                                                                1997                 1996
                                                                                                  (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $  190,253            $  192,408
  Accounts and notes receivable, net                                                           557,065               540,560
  Inventories                                                                                  376,015               383,281
  Prepaid expenses                                                                             101,207                43,478
  Other assets                                                                                  19,069                25,417
                                                                                            ----------            ----------
     Total current assets                                                                    1,243,609             1,185,144

Investments:
  Available-for-sale and other cost                                                            468,780               442,707
  Equity                                                                                        59,561                59,787
Net property                                                                                 2,302,522             2,274,088
Other assets including intangibles, net                                                        156,972               158,623
                                                                                            ----------            ----------
  Total Assets                                                                              $4,231,444            $4,120,349
                                                                                            ==========            ==========

LIABILITIES
Current liabilities:
  Bank loans                                                                                $   23,653            $   15,913
  Current portion of long-term debt                                                             40,435                39,815
  Accounts payable                                                                             351,961               436,604
  Salaries and wages                                                                            30,090                32,427
  Taxes on income                                                                               64,434                57,695
  Reserve for closed plant and environmental matters                                            39,362                38,128
  Other current liabilities                                                                     55,960                51,975
                                                                                            ----------            ----------
     Total current liabilities                                                                 605,895               672,557
                                                                                            ----------            ----------

Long-term debt                                                                                 818,276               758,583
Deferred income taxes                                                                          181,348               173,245
Reserve for closed plant and environmental matters                                              85,169                90,205
Postretirement benefit obligations other than pensions                                         100,906                99,945
Other liabilities and reserves                                                                 147,658                93,163
                                                                                            ----------            ----------
     Total non-current liabilities                                                           1,333,357             1,215,141
                                                                                            ----------            ----------

MINORITY INTERESTS                                                                             510,829               495,706
                                                                                            ----------            ----------

COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                                               620,850               614,443
Unrealized gain on securities reported at fair value                                            73,419                56,311
Retained earnings                                                                            1,087,094             1,066,191
                                                                                            ----------            ----------
  Total Common Stockholders' Equity                                                          1,781,363             1,736,945
                                                                                            ----------            ----------

  Total Liabilities, Minority Interests and Common
    Stockholders' Equity                                                                    $4,231,444            $4,120,349
                                                                                            ==========            ==========

(a)  Common shares: authorized 80,000; outstanding:                                             42,924                42,824


The accompanying notes are an integral part of these financial statements.

                               ASARCO Incorporated

                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                            3 Months Ended
                                                                                               March 31,
                                                                                         1997            1996
                                                                                            (in thousands)
OPERATING ACTIVITIES
Net earnings                                                                            $ 40,580        $ 35,685
Adjustments to reconcile net earnings to net cash provided from (used for)
   operating activities:
   Depreciation and depletion                                                             30,231          30,703
   Provision for deferred income taxes                                                     4,095           5,879
   Treasury stock used for employee benefits                                               2,139           2,053
   Undistributed equity (earnings) losses                                                 (1,836)            894
   Net gain on sale of investments and property                                             (234)        (11,161)
   Decrease in reserves for closed plant
     and environmental matters                                                            (3,802)        (10,914)
   Minority interests                                                                     27,202          24,617
   Cash provided from (used for) operating assets and liabilities:
          Accounts receivable                                                            (19,086)         40,793
          Inventories                                                                      6,410          (5,432)
          Accounts payable and accrued liabilities                                       (78,845)        (60,522)
          Other operating assets and liabilities                                           7,180         (34,950)
          Foreign currency transaction losses                                                (90)         (1,301)
                                                                                        --------        --------

Net cash provided from operating activities                                               13,944          16,344
                                                                                        --------        --------

INVESTING ACTIVITIES
Capital expenditures                                                                     (62,780)        (51,710)
Sale of securities, investments and property                                                  54          15,692
Purchase of investments                                                                   (1,515)         (1,674)
Sale of available-for-sale securities                                                     31,519          11,442
Purchase of available-for-sale securities                                                (30,833)        (11,202)
Proceeds from held-to-maturity investments                                                 1,004          42,451
                                                                                        --------        --------
Net cash (used for) provided from investing activities                                   (62,551)          4,999
                                                                                        --------        --------

FINANCING ACTIVITIES
Debt incurred                                                                             82,770          47,319
Debt repaid                                                                              (14,623)         (9,623)
Net treasury stock transactions                                                             (203)            200
Purchase of minority interests                                                            (1,753)              -
Distributions to minority interests                                                      (11,793)        (25,852)
Contributions from minority interests                                                        750             250
Dividends paid to common stockholders                                                     (8,579)         (8,525)
                                                                                        ---------       ---------
Net cash provided from (used for) financing activities                                    46,569           3,769
Effect of exchange rate changes on cash                                                     (117)          1,897
                                                                                        --------        --------
Increase (decrease) in cash and cash equivalents                                          (2,155)         27,009
Cash and cash equivalents at beginning of period                                         192,408         238,400
                                                                                        --------        --------
Cash and cash equivalents at end of period                                              $190,253        $265,409
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

                               ASARCO Incorporated
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 annual report on Form 10-K.

B. The Company's first quarter 1996 results include an $11.1 million pre-tax gain ($7.2 million after-tax) on the sale of a 25% interest in its Silver Bell project to Mitsui & Co., Ltd.


C. In the first quarter of 1997, the Government of Peru approved a reinvestment allowance for a program of Southern Peru Copper Corporation
     (SPCC), a 54.1% owned subsidiary of the Company, to expand the Cuajone mine. The reinvestment allowance provides SPCC with tax incentives in Peru and, as a result, certain U.S. tax credit carryforwards, for which no benefit has previously been recorded, are expected to be realized. The Company's beneficial interest in the estimated net earnings impact of the reduction in the effective tax rate, principally as a result of the reinvestment allowance, for the first quarter of 1997 is approximately $2.5 million. Pursuant to the reinvestment allowance SPCC will receive tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the book carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, book depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

D.   Inventories were as follows:
         (in millions)

                                                                                         March 31,          Dec. 31,
                                                                                           1997               1996
       Inventories of smelters and refineries at lower of
           LIFO cost or market                                                             $  9.7             $ 10.3
       Provisional cost of metals received from suppliers
           for which prices have not yet been fixed                                          63.2               44.5
       Mine inventories at lower of FIFO cost or market                                      88.8              105.8
       Metal inventory at lower of average cost or market                                    41.4               49.5
       Materials and supplies at lower of average cost or
          market                                                                            142.9              141.0
       Other                                                                                 30.0               32.2
                                                                                           ------             ------
            Total                                                                          $376.0             $383.3
                                                                                           ======             ======


     At March 31, 1997, replacement cost exceeded inventories carried at LIFO cost by approximately $117.6 million (December 31, 1996 - $115.2 million).


E.   Metal Hedging and Trading Activities:

     Hedging: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or establish synthetic put options to reduce or eliminate the risk of metal price declines on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Synthetic put options are established by purchasing a call option and entering into a forward sale for the same quantity of metal at approximately the same price and for the same time period as the call option. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions the Company may sell options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold. The Company also uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on hedge contracts are reported as a component of the underlying transaction.

     First quarter 1997 earnings include pre-tax gains of $11.2 million ($7.3 million after-tax), including the Company's proportionate interest in the pre-tax gains of SPCC, from the sale of put options in 1996 covering copper sold in the first quarter of 1997. A pre-tax gain of $6.1 million ($4.0 million after-tax) from the sale of put options in 1996 remains to be recognized in 1997 when the underlying production is sold.

     As of March 31, 1997, the Company held synthetic puts covering 42.6 million pounds of copper at an average strike price of $1.05 per pound covering a portion of production to be sold primarily in the second quarter of 1997.

     Trading: As part of its price protection program, the Company may establish synthetic put options. Each component of a synthetic put option may be purchased or sold at different times. In those cases where the forward sale component has not been entered into or has been offset, call options are accounted for as trading activities and the carrying values of such call options are marked to market and any related adjustments are recorded in earnings. First quarter 1997 earnings include pre-tax gains of $0.4 million ($0.3 million after-tax) from the sale or exercise of call options in the first quarter of 1997 and $4.4 million ($2.9 million after-tax) of unrealized mark to market gains.

     As of March 31, 1997, the Company held call options covering 88.1 million pounds of copper exercisable in the remaining three quarters of 1997 at a strike price of $1.04. The carrying value of the call options was $4.4 million.


     Gainsand (Losses): The recognized pre-tax gains (losses) of the Company's metal hedging and trading activities, were as follows:

       (in thousands)                                                       Three Months Ended
                                                                                March 31,
       Metal                                                               1997             1996
       -----                                                               ----             ----
       Copper                                                            $15,071         $(1,304)
       Zinc                                                                  900               -
                                                                         -------         -------
          Total Gain (Loss)                                              $15,971         $(1,304)
                                                                         =======         ========

F.   Supplemental disclosures of cash flow information:
         (in millions)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          1997               1996
                                                                          ----               ----
       Cash paid for:
         Interest (net of amounts capitalized)                             $15.0              $19.5
         Income taxes (net of refunds)                                     $16.7              $65.2

G.   Contingencies and Litigation:

     The Company is a defendant in lawsuits in Arizona involving the United States, Native Americans and other Arizona water users contesting the right of the Company and numerous other individuals and entities to use water and, in some cases, seeking damages for water usage and contamination of ground water. The lawsuits could potentially affect the Company's use of water at its Ray Complex, Mission Complex and other Arizona operations.

     The Company and certain subsidiaries are defendants in four class action and fourteen other lawsuits in Texas seeking substantial compensatory and punitive damages for personal injury and contamination of property allegedly caused by present and former operations, primarily in Texas, and product sales of the Company and its subsidiaries. Most of the cases name additional corporations as defendants.

     The Company and two subsidiaries, at March 31, 1997, are defendants in 599 lawsuits brought by 6,779 primary and 1,696 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos. Three of these lawsuits are purported statewide class actions brought on behalf of classes of persons who are not yet known to have asbestos related injury, one of which has been dismissed subject to appeal. One subsidiary was dismissed from one lawsuit seeking damages for removal or containment of asbestos-containing products in structures. Plaintiffs have appealed. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

     A subsidiary of SPCC, the Company, other present and former corporate shareholders of the subsidiary of SPCC and certain other companies are defendants in a lawsuit in federal district court in Corpus Christi, Texas, brought in 1995 by 698 Peruvian plaintiffs seeking damages for personal injury and property damage allegedly caused by the operations of SPCC's subsidiary in Peru. Plaintiffs have appealed the district court order dismissing the complaint and from an earlier order of that court denying plaintiffs' motion to remand the case to state court. The United States Court of Appeals for the Fifth Circuit heard argument on the appeal in December 1996. A decision is expected in 1997.

     In March 1996, the United States government filed an action in United States District Court in Boise, Idaho, against the Company and three other mining companies under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund) and the federal Clean Water Act for alleged natural resource damages to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over approximately the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for restoration of the area. The Company believes, and has been advised by outside legal counsel, that it has strong legal defenses to the lawsuit.

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

     The Company incurred expenses of $15.0 million ($72.0 million in charges offset by $57.0 million in insurance and other recoveries) in 1996 for environmental and closed plant liabilities, including $10.0 million for the effect of the application of the American Institute of Certified Public
     Accountants:   Statement  of  Position  96-1   "Environmental   Remediation
     Liabilities". Environmental and other closed plant expenses in 1995 and 1994 were $76.3 million and $65.6 million, respectively. Reserves for closed plants and environmental matters totaled $124.5 million at March 31, 1997. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures charged to reserves were $54.1 million in 1996 and $95.8 million in 1995. Net cash expenditures charged to these reserves for the three months ended March 31, 1997 and 1996 were $8.3 million and $13.2 million, respectively.

     Future environmental related expenditures cannot be reliably determined in many circumstances due to the early stages of investigation, the uncertainties relating to specific remediation methods and costs, the possible participation of other potentially responsible parties and changing environmental laws and interpretations. Similarly, due to the uncertainty of the outcome of court proceedings, future expenditures related to litigation cannot be reliably determined. It is the opinion of management that the outcome of the legal proceedings and environmental contingencies mentioned, and other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of Asarco and its consolidated subsidiaries. However, it is possible that litigation and environmental contingencies could have a material effect on quarterly or annual operating results, when they are resolved in future periods. This opinion is based on considerations including experience related to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recovery when it is not deemed probable.


H. In February 1997, the Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings Per Share" (the "Statement"). The Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It will require the Company to present both basic and diluted EPS amounts from income for continuing operations and net income on the face of the income statement. The Company does not expect the impact of this statement to have a material effect on its calculation of EPS. The statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

                                  Part I Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net earnings of $40.6 million, or $0.95 per share, for the first quarter ended March 31, 1997, compared with net earnings of $35.7 million, or $.84 per share, for the first quarter of 1996. Results for the three month period ended March 31, 1996 include an after-tax gain of $7.2 million, or $0.17 per share, on the sale of a 25% interest in the Company's Silver Bell project. The increase in earnings in 1997 is a result of lower costs at the Company's domestic copper operations, gains recorded from the Company's price protection program, adjustments to provisionally priced sales, reduced interest expense and a reduction in the Company's effective tax rate.

Pre-tax gains of $16.0 million ($10.4 million after-tax) recorded from the Company's price protection program are a result of the sale of put options in 1996 covering copper sold in the first quarter of 1997, gains from the sale or exercise of call options in the first quarter of 1997 and adjustments to the carrying value of call options which were marked to market at the end of the first quarter.

Final price adjustments made to sales recorded in the fourth quarter of 1996 at provisional prices, principally by SPCC, increased first quarter 1997 net earnings by approximately $6.0 million.

In the first quarter of 1997, the Government of Peru approved a reinvestment allowance for SPCC's program to expand the Cuajone mine. The reinvestment allowance provides SPCC with tax incentives in Peru and, as a result, certain
U.S. tax credit carryforwards, for which no benefit has previously been recorded, are expected to be realized. The Company's beneficial interest in the estimated net earnings impact of the reduction in the effective tax rate, principally as a result of the reinvestment allowance, for the first quarter of 1997 is approximately $2.5 million. Pursuant to the reinvestment allowance SPCC will receive tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the book carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, book depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

The Company's beneficial interest in mined copper production in the first quarter of 1997 was 233.5 million pounds, a 7% decrease from the same period in 1996. The decrease was attributable to the partial curtailment of the Hayden concentrator at the Company's Ray mine. Mined copper production at SPCC increased 2% in the first of quarter of 1997 to 164.5 million pounds, of which the Company has a 52.7% beneficial interest.

The Company's specialty chemicals and aggregates businesses both recorded earnings improvements in the first quarter of 1997. Specialty chemicals pre-tax earnings increased 11% despite a small decline in sales. The relatively mild winter in the southeast in U.S. benefited the aggregates business which recorded pre-tax profits of $1.0 million in the historically slow winter season compared with a loss in the first quarter of 1996.

Sales: Sales in the first quarter of 1997 were $715.6 million, compared with $735.0 million in the first quarter of 1996. Adjustments for provisionally priced sales of copper, principally related to SPCC, increased sales by $11.6 million in the first quarter of 1997 and reduced sales by $13.6 million in the first quarter of 1996. Sales of refined copper purchased by the Company increased sales $23.0 million and $39.8 million in 1997 and 1996 respectively. Metal sales volumes and prices for the quarter were as follows:

Metal Sales Volume:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  1997               1996
                                                                                  ----               ----
     Copper     (000s pounds)
       Asarco                                                                     276,900           284,000
       SPCC                                                                       172,000           169,000
                                                                                  -------           -------
       Consolidated                                                               448,900           453,000

       Asarco Beneficial Interest (2)                                             367,500           372,400

     Lead       (000s pounds)
       Asarco                                                                      57,000            83,000

     Silver     (000s ounces)
       Asarco                                                                      6,439             7,952
       SPCC                                                                          679               819
                                                                                  ------            ------
       Consolidated                                                                7,118             8,771

       Asarco Beneficial Interest (2)                                              6,797             8,380

     Zinc       (000s pounds) (1)
       Asarco                                                                     33,800            57,900

     Molybdenum (000s pounds) (1)
       Asarco                                                                      1,474             1,542
       SPCC                                                                        2,234             1,867
                                                                                 -------           -------
       Consolidated                                                                3,708             3,409

       Asarco Beneficial Interest (2)                                              2,650             2,518


   (1) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents tons of zinc and molybdenum metal contained in concentrate.

   (2) At March 31, 1996, Asarco's equity ownership was 54.0% and its beneficial interest in SPCC was 52.3%. At March 31, 1997, Asarco's equity ownership was 54.1% and its beneficial interest in SPCC was 52.7%.

Average Metal Prices:

Prices for the Company's metals are established principally on the New York Commodity Exchange ("COMEX") or the London Metal Exchange ("LME").

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                       1997           1996
                                                                                       ----           ----
Copper     (per pound - COMEX)                                                       $ 1.11         $ 1.18
Copper     (per pound - LME)                                                           1.10           1.17
Lead       (per pound - LME)                                                           0.31           0.35
Silver     (per ounce - Handy & Harman)                                                5.02           5.54
Zinc       (per pound - LME)                                                           0.53           0.47
Molybdenum (per pound - Metals Week Dealer Oxide)                                      4.38           4.07

Metal Hedging and Trading Activities:

Hedging: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or establish synthetic put options to reduce or eliminate the risk of metal price declines on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Synthetic put options are established by purchasing a call option and entering into a forward sale for the same quantity of metal at approximately the same price and for the same time period as the call option. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions the Company may sell options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold. The Company also uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on hedge contracts are reported as a component of the underlying transaction.

First quarter 1997 earnings include pre-tax gains of $11.2 million ($7.3 million after-tax), including the Company's proportionate interest in the pre-tax gains of SPCC, from the sale of put options in 1996 covering copper sold in the first quarter of 1997. A pre-tax gain of $6.1 million ($4.0 million after-tax) from the sale of put options in 1996 remains to be recognized in 1997 when the underlying production is sold.

As of March 31, 1997, the Company held synthetic puts covering 42.6 million pounds of copper at an average strike price of $1.05 per pound covering a portion of production to be sold primarily in the second quarter of 1997.

Trading: As part of its price protection program, the Company may establish synthetic put options. Each component of a synthetic put option may be purchased or sold at different times. In those cases where the forward sale component has not been entered into or has been offset, call options are accounted for as trading activities and the carrying values of such call options are marked to market and any related adjustments are recorded in earnings. First quarter 1997 earnings include pre-tax gains of $0.4 million ($0.3 million after-tax) from the sale or exercise of call options in the first quarter of 1997 and $4.4 million ($2.9 million after-tax) of unrealized marked to market gains.

As of March 31, 1997, the Company held call options covering 88.1 million pounds of copper exercisable in the remaining three quarters of 1997 at a strike price of $1.04. The carrying value of the call options was $4.4 million.


Gains and (Losses): The recognized pre-tax gains (losses) of the Company's metal hedge and trading activities, were as follows:

(in thousands)                                                                 Three Months Ended
                                                                                    March 31,
Metal                                                                          1997            1996
-----                                                                          ----            ----
Copper                                                                       $15,071         $(1,304)
Zinc                                                                             900               -
                                                                             -------         -------
   Total Gain (Loss)                                                         $15,971         $(1,304)
                                                                             =======         ========


Cost of Products & Services: Cost of products and services were $531.8 million in the first quarter of 1997, compared to $566.5 million in the first quarter of 1996. The decrease in costs reflected the lower volume of outside refined copper purchases. The Company purchased 12.9 million pounds less refined copper to meet customer commitments in the first quarter of 1997 than for the same period in 1996. In addition, SPCC's cost of sales were 14% higher in the first quarter of 1997 than the same period in 1996. The increase is principally attributable to the increase in sales volume of copper produced from purchased concentrates.

Nonoperating Items: Interest expense was $16.6 million in the first quarter of 1997, compared with $22.1 million in the comparable period of 1996. The decrease results from lower borrowings due to the use of proceeds from the sale of the Company's interest in MIM in the second quarter of 1996 to reduce debt. The decrease in other income reflects lower interest income due to lower cash balances at SPCC and a decrease in dividend income due to the sale of MIM.


Cash Flows:

First quarter - Net cash provided from operating activities was $13.9 million in the first quarter of 1997, compared with $16.3 million in the first quarter of 1996.

Net cash used for investing activities was $62.6 million in the first quarter of 1997, compared with cash provided of $5.0 million in the first quarter of 1996. The increase in cash used for investing activities in the first quarter of 1997 is due to higher capital expenditures in 1997, primarily at SPCC, and cash received in the first quarter of 1996 from the sale of a 25% interest in the Company's Silver Bell project and the maturity of held-to-maturity securities at SPCC.

Cash provided from financing activities in the first quarter of 1997 was $46.6 million as compared with $3.8 million in 1996. The change reflects an increased level of borrowing under the Company's revolving credit agreements.

Liquidity and Capital Resources: At March 31, 1997, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 27.8%, compared with 26.7% at December 31, 1996. Consolidated debt at the end of the first quarter 1997 was $882.4 million compared with $814.3 million at the end of 1996. Additional indebtedness permitted under the terms of the most restrictive of the Company's credit agreements totaled $744.3 million at March 31, 1997.

The Company expects that it will meet its cash requirements for 1997 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

The Company paid dividends to common stockholders of $8.6 million or 20 cents per share, in the first quarter of 1997 and $8.5 million or 20 cents per share in the first quarter of 1996. In addition, SPCC paid dividends of $11.8 million to minority interests in the first quarter of 1997. At the end of the first quarter of 1997, the Company had 42,924,000 common shares issued and outstanding, compared with 42,824,000 at the end of the first quarter of 1996.

Impact of New Accounting Standards: In February 1997, the Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings Per Share" (the "Statement"). The Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It will require the Company to present both basic and diluted EPS amounts from income for continuing operations and net income on the face of the income statement. The Company does not expect the impact of this statement to have a material effect on its calculation of EPS. The statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

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

COOPERS & LYBRAND L.L.P.







                                              REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:


We have reviewed the accompanying interim condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of March 31, 1997 and the related interim condensed consolidated statements of earnings and cash flows for the three month periods ended March 31, 1997 and 1996. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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










New York, New York
April 24, 1997

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


1. Asarco and two of its  wholly-owned  subsidiaries,  Lac  d'Amiante du Quebec,
Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Form 10-K for 1996 and prior years. As of March 31, 1997, there were pending against Asarco and its subsidiaries 599 lawsuits brought by 6,779 primary and 1,696 secondary plaintiffs in 28 states seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. Three of these lawsuits are purported statewide class actions brought on behalf of classes of persons who are not yet known to have asbestos related injury, one of which has been dismissed subject to appeal. As of March 31, 1997, LAQ, Asarco and Capco have settled or been dismissed from a total of 6,963 asbestos personal injury lawsuits brought by approximately 83,461 primary and 52,838 secondary plaintiffs.

         With respect to the actions relating to asbestos-containing products in structures reported on Form 10-K for 1996 and prior years, in the purported statewide class action involving public buildings in cites from which LAQ and all other defendants were dismissed in February 1997, plaintiffs filed an appeal of the dismissal in March 1997.

2. With respect to the EPA order under the Clean Water Act alleging unauthorized discharges by the Company's East Helena plant into a nearby creek, reported on Form 10-K for 1996, the Company obtained a National Pollutant Discharge Elimination System permit in November 1996. EPA is now seeking civil penalties for the alleged unauthorized discharges, as well as for certain material handling practices at the plant. The Company is negotiating with the EPA concerning these matters.

3. In March 1997, the Company and one of its wholly owned subsidiaries, Federated Metals Corporation, were added as defendants to a lawsuit in state court in Cameron County, Texas against one other corporation brought by plaintiffs purporting to act on behalf of eight children residing in Matamoros, Mexico who allegedly were exposed to chemicals from defendants' facilities. The complaint seeks compensatory and punitive damages for physical and emotional harm, mental anguish and medical monitoring.

4. In February 1997, the Company was named as a third-party defendant in a lawsuit filed in state court in King County, Washington asserting claims for indemnity and contribution and under Washington's Model Toxic Control Act premised on Asarco's alleged sales of slag to a cement kiln, dust from which was allegedly used as fill material by the City of Seattle in a public park near plaintiff's property. Plaintiff seeks compensatory damages for property damage and remedial costs and a declaratory judgment that defendants are liable for future remedial costs.

5. With respect to the lawsuit reported on Form 10-K for 1996 and prior years, filed by ARCO Incorporated against Montana Resources and its partners, including Asarco and one of its subsidiaries, alleging breach of contract resulting from defendants' alleged failure to reclaim contaminated water in an inactive mining pit at partnership-owned property in Butte, Montana, the litigation was settled in February 1997.

6. With respect to the lawsuit reported on Form 10-K for 1996 and prior years filed by Montana Mining Properties ("MMP") for alleged tortious interference by Asarco with MMP's alleged contract with Montana Resources, Inc. ("MRI") for the sale of MRI's copper mining business, in 1994 the court granted summary judgment in favor of defendants, including Asarco and its 49.9 percent-owned partnership, Montana Resources. On appeal, summary judgment was reversed in 1995, and the case was remanded for further proceedings against all defendants other than Asarco. On March 29, 1997, the court dismissed the claim against Montana Resources, although terms of the dismissal do not preclude the future liability of Montana Resources.

Item 4 - Submission of Matters to a Vote of Security Holders


At the annual meeting of stockholders of the Company held on April 30, 1997, stockholders were asked to elect four directors (the remaining directors continue to serve in accordance with their previous election) and to approve the selection of auditors for 1997.

Votes cast in the election of directors were as follows:

Names                                                                            Number of Shares
                                                                             For                Withheld

James C. Cotting                                                          35,381,900            1,368,741
David C. Garfield                                                         35,371,033            1,379,608
E. Gordon Gee                                                             35,349,451            1,401,190
James Wood                                                                35,378,122            1,372,519


Stockholders approved the selection of auditors as follows:

               For                                    Against                  Abstain
               35,519,198                             113,776                  117,667

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

Fully Diluted Earnings per Common Share
(in thousands, except per share amounts)

                                                                                               3 Months Ended
                                                                                                  March 31,
                                                                                              1997            1996
                                                                                              ----            ----
Net earnings applicable to common stock                                                     $40,580          $35,685
                                                                                            =======          =======


Weighted average number of common shares outstanding                                         42,881           42,618
Shares issuable from assumed exercise of Stock Options                                           70              210
                                                                                            -------          -------
Weighted average number of common shares outstanding,
  as adjusted                                                                                42,951           42,828
                                                                                            =======          =======


Fully diluted earnings per share:

Net earnings applicable to common stock                                                       $0.94            $0.83
                                                                                              =====            =====

Primary earnings per share:

Net earnings applicable to common stock                                                       $0.95            $0.84
                                                                                              =====            =====


Exhibit        12 Statement re Computation of Consolidated  Ratio of Earnings to
               Fixed     Charges    and    Combined     Fixed     Charges    and
               Preferred Share Dividend Requirements
               -------------------------------------

                                                    Three months
                                                        Ended
                                                      March 31,
                                                        1997           1996           1995       1994           1993          1992
                                                        ----           ----           ----       ----           ----          ----

NET EARNINGS (LOSS)                                   $ 40,580       $138,336    $169,153    $ 64,034       $ 15,619       $(83,091)
  Adjustments
    Taxes on Income                                     26,536         99,924     122,465       9,375        (36,503)       (37,371)
     Equity Earnings, Net of Taxes                      (1,749)        (3,837)     (1,837)    (47,653)       (27,384)        (2,575)
     Cumulative Effect of Change in
       Accounting Principle                                  -              -           -           -        (86,295)        53,964
     Dividends received from non-
       consolidated associated
       companies                                             -          4,047       1,828      14,301          1,676            803
     Total Fixed Charges                                18,630         83,553      99,516      66,377         64,359         62,200
     Interest Capitalized                               (1,000)        (2,839)     (3,256)       (869)        (4,010)        (7,433)
     Capitalized Interest Amortized                        661          2,274       2,949       1,727          1,629          1,825
     Minority interest                                  27,202         88,331     129,543         809            693            615
                                                      --------       --------    --------    --------       --------       --------
EARNINGS (LOSS)                                       $110,860       $409,789    $520,361    $108,101       $(70,216)      $(11,063)
                                                      ========       ========    ========    ========       ========       ========
FIXED CHARGES
     Interest Expense                                 $ 16,545       $ 76,442    $ 91,95     $ 62,529       $ 57,321       $ 51,230
     Interest Capitalized                                1,000          2,839       3,256         869          4,010          7,433
     Imputed Interest Expense                            1,085          4,272       4,306       2,979          3,028          3,537
                                                      --------       --------    --------    --------       --------       --------
TOTAL FIXED CHARGES                                   $ 18,630       $ 83,553    $ 99,516    $ 66,377       $ 64,359       $ 62,200
                                                      ========       ========    ========    ========       ========       ========
Ratio of Earnings to Fixed Charges                         6.0            4.9         5.2         1.6           (1.1)          (0.2)
                                                      ========       ========    ========    ========       ========       ========


                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ASARCO Incorporated
                                  (Registrant)




Date:   May 9, 1997                                  /s/ Kevin R. Morano
                                                     -------------------
                                                  Kevin    R.     Morano
                                                  Vice  President,  Finance  and
                                                  Chief Financial Officer

Date:   May 9, 1997                                  /s/ William Dowd
                                                    -----------------
                                                  William Dowd Controller

                                                                      Exhibit I

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated April 24, 1997 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 and included in this Form 10-Q for the quarter ended March 31, 1997 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, 33-34606, 333-16875 and 333-18083) and Form S-3 (File Nos.
33-45631, 33-55993 and 333-02359). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




Coopers & Lybrand L.L.P.




New York, New York
May 9, 1997