Form 10-K/A
period 1996-12-31
ASARCO INC
filed 1997-06-27
CIK 7649

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                1996 FORM 10-K/A

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

                                                Yes   X        No_____

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

                              ASARCO Incorporated

                                  FORM 10-K/A
                               December 31, 1996


                                     INDEX

                                                                                        Page
                                                                                       Number
FORM 10-K/A                                                                              i


ITEM 14                                                                                  ii


EXHIBIT INDEX                                                                          C1-C4


FORM 11-K                                                                             C22-C34


                      ASARCO Incorporated and Subsidiaries

                                  FORM 10-K/A
                               December 31, 1996



The undersigned registrant hereby amends the 1996 Annual Report on Form 10-K as set forth in the pages attached hereto to add the information, financial statements and exhibits required by Form 11-K filed with respect to the Savings Plan of ASARCO Incorporated and Participating Subsidiaries pursuant to Rule 15d-21.

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


Date: June 27, 1997

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

              (l) By-Laws as last amended on June 26, 1991 (Filed as an Exhibit to the Company's 1991 Annual Report on Form 10-K and incorporated herein by reference)

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

              (g) Stock Incentive Plan adopted by the Company's Shareholders on April 25, 1990, as last amended on November 29, 1995
                     (Filed as an Exhibit to the Company's 1994 Annual Report on
                     Form 10-K and incorporated herein by reference)

              (h)    Director's  Deferred  Payment Plan,  effective  October 25,
                     1995  (Filed as an Exhibit  to the  Company's  1995  Annual
                     Report on Form 10-K and incorporated herein by reference)

              (i)    Incentive Compensation Plan for Senior Officers,  effective
                     January  1, 1996  (Filed as an  Exhibit B to the  Company's
                     1996  Proxy   Statement   filed  on  March  12,   1996  and
                     incorporated herein by reference)

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

11.           Statement re Computation of Earnings Per Share                                        C5

12.           Statement re Computation of Ratios                                                    C6

21.           Subsidiaries of the Registrant                                                        C7-C9

23.           Consent of Independent Accountants is included on page
                   A68 of this Annual Report on Form 10-K.

99.           Report on Form 11-K  relating  to the  Savings  Plan for  Salaried
              Employees of ASARCO  Incorporated and Participating  Subsidiaries.                    C22-C34



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


                                   FORM 11-K

                               ------------------


                                 ANNUAL REPORT


                        PURSUANT TO SECTION 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                               ------------------


                           Commission File No. 1-164


                               ------------------


                  For the fiscal year ended December 31, 1996



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

                           December 31, 1996 and 1995

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries


                                     INDEX


                                                                                                     Page
                                                                                                    Number
Report of Independent Accountants                                                                     C22

Statement of Net Assets Available for
 Benefits, with Fund Information at December 31, 1996                                                 C23

Statement of Net Assets Available for
 Benefits, with Fund Information at December 31, 1995                                                 C24

Statement of Changes in Net Assets Available
 for Benefits, with Fund Information for the year ended
 December 31, 1996                                                                                    C25

Notes to Financial Statements                                                                       C26-C31

Supplemental Schedules:
  Form 5500 Item 27a*-Schedule of Assets Held
   for Investment Purposes at December 31, 1996                                                       C32

  Form 5500 Line 27d*-Schedule of Reportable
   Transactions for the year ended December 31, 1996                                                  C33

Consent of Independent Accountants                                                                    C34



     * Refers to item number in Form 5500 ("Annual Return/Report of Employee Benefit Plan") filed with the Department of Labor for the plan year ended December 31, 1996.

                                      C21

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                 -------------


To the Savings Plan Committee of ASARCO Incorporated and Participating Subsidiaries:


We have audited the accompanying statements of net assets available for benefits of the Savings Plan of ASARCO Incorporated and Participating Subsidiaries (the "Plan") as of December 31, 1996 and 1995, and the related statement of changes in net assets available for benefits for the year ended December 31, 1996. These financial statements are the responsibility of the Plan administrator. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1996 and 1995 and the changes in net assets available for benefits for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules, as listed in the index on page C21, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the accompanying statements of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the statements of net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                      COOPERS & LYBRAND L.L.P.


New York, New York
June 16, 1997


                                      C22

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries Statement of Net Assets Available for Benefits, with Fund Information at December 31, 1996
                             (dollars in thousands)

                                                                                                                    Non-
                                                                                                                 Participant
                                                     Participant Directed                                         Directed
               ------------------------------------------------------------------------------------------------    ------
                                  Vanguard  Vanguard
                Vanguard            Money    Short              Vanguard
                 Index    Asarco   Market   Term U.S.             Index                                             Asarco
                 Trust    Common  Reserves  Treasury  Vanguard  Extended  Vanguard   Vanguard     Total            Common
                  500      Stock    Prime     Bond   Wellington  Market  U.S.Growth Windsor II    Bond      Loan    Stock
               Portfolio   Fund   Portfolio Portfolio   Fund      Fund      Fund      Fund       Market     Fund     Fund    Total
                 ------    ----   --------  --------   ------     ----      ----     -----        ----      ----    -----    -----
ASSETS:
Investments,
   at fair
   value:
ASARCO Common
   Stock (cost
   $23,547)              $3,513                                                                                  $18,506    $22,019
Shares of
   registered
   investment
   companies:
Vanguard Money
   Market
   Reserves
   Prime
   Portfolio
   (cost
   approximates
   market)                   17  $18,728                                                                           90      18,835
Vanguard Index
   Trust 500
   Portfolio
 (cost $19,143) $29,014                                                                                                      29,014
Vanguard Short
   Term U.S.
   Treasury
 Bond
   Portfolio
   (cost
   $7,819)                                 $7,812                                                                           7,812
Vanguard
   Wellington
   Fund (cost
   $8,337)                                            $9,855                                                                 9,855
Vanguard Index
   Extended
   Market Fund
 (cost $2,568)                                                  $3,077                                                       3,077
Vanguard U.S.
   Growth Fund
   (cost
   $3,187)                                                                 $3,964                                             3,964
Vanguard
   Windsor II
   Fund (cost
   $7,588)                                                                           $9,329                                  9,329
Total Bond
   Market
   (cost $712)                                                                                $716                             716
Loans to
   Participants                                                                                       $4,374                  4,374
                -------   ------  ------    ------   ------      ------    ------    ------   -----    ------     -------    -------

     Total      29,014    3,530   18,728    7,812     9,855       3,077     3,964     9,329     716    4,374      18,596    108,995
   Investments
Contributions
   Receivable:
  Participants     164       21       71       46        89          34        43        90       4                             562
  Company                                                                                                            197        197
Interest                                                                                                   29                    29
   Receivable
Loans
   Recievable       53        7       25       16        21           8         8        25       1      (164)
                -------   ------  -------   ------    ------      ------    ------    ------   -----     ------    ------   --------

     TOTAL      29,231    3,558   18,824    7,874     9,965       3,119     4,015     9,444     721      4,239    18,793    109,783
               -------   ------  -------   ------    ------      ------    ------    ------   -----     -------  -------   --------
   ASSETS

NET ASSETS
AVAILABLE FOR
PLAN BENEFITS  $29,231   $3,558  $18,824   $7,874    $9,965      $3,119    $4,015    $9,444    $721     $4,239   $18,793   $109,783
               =======   ======  =======   ======    ======      ======    ======    ======    ====     ======   =======   ========









The accompanying notes are an integral part of these financial statements.

                                      C23

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries Statement of Net Assets Available for Benefits, with Fund Information at December 31, 1995
                             (dollars in thousands)

                                                                                                                    Non-
                                                                                                                 Participant
                                                     Participant Directed                                         Directed
               ------------------------------------------------------------------------------------------------    ------
                                  Vanguard  Vanguard
                Vanguard            Money    Short              Vanguard
                 Index    Asarco   Market   Term U.S.             Index                                             Asarco
                 Trust    Common  Reserves  Treasury  Vanguard  Extended  Vanguard   Vanguard     Total            Common
                  500      Stock    Prime     Bond   Wellington  Market  U.S.Growth Windsor II    Bond      Loan    Stock
               Portfolio   Fund   Portfolio Portfolio   Fund      Fund      Fund      Fund       Market     Fund     Fund    Total
                 ------    ----   --------  --------   ------     ----      ----     -----        ----      ----    -----    -----
ASSETS:

Investments,
   at fair
   value:

ASARCO Common
   Stock (cost
   $19,784)              $2,494                                                                               $21,838       $24,332
Shares of
   registered
   investment
   companies:
Vanguard Money
   Market
   Reserves
   Prime
   Portfolio
   (cost
   approximates
   market)                  15  $19,078                                                                          129         19,222
Vanguard Index
   Trust 500
   Portfolio
  (cost
   $17,258)    $23,328                                                                                                       23,328
Vanguard Short
   Term U.S.
   Treasury
  Bond
   Portfolio
   (cost
   $8,845)                                 $8,958                                                                             8,958
Vanguard
   Wellington
   Fund (cost
   $7,086)                                           $8,333                                                                   8,333
Vanguard Index
   Extended
   Market Fund
   (cost
   $1,736)                                                       $2,093                                                       2,093
Vanguard U.S.
   Growth Fund
   (cost
   $1,897)                                                                 $2,358                                             2,358
Vanguard
   Windsor II
   Fund (cost
   $5,749)                                                                            $6,697                                  6,697
Total Bond
   Market
   (cost $370)                                                                                 $382                             382
Loans to
   Participants                                                                                        $4,303                 4,303
                -------   -----   ------     -----    -----       -----     ------    -----   ----     ------    -------    -------
     Total      23,328    2,509   19,078     8,958    8,333       2,093     2,358     6,697    382      4,303     21,967    100,006
   Investments
Contributions
   Receivable:
  Participants     145       21       87        58       83          32        29        74     2                               531
  Company                                                                                                            187        187
Interest                                                                                                   26                    26
   Receivable
Loans
   Receivable       48        6       28        18       20           6         9        21              (157)        1
               -------   ------  -------    ------   ------       -----     -----    ------   ------    ------   -------    -------

     TOTAL      23,521    2,536   19,193     9,034    8,436       2,131     2,396     6,792      384     4,172    22,155    100,750
               -------   ------  -------    ------   ------       -----     -----    ------   ------    ------   -------    -------
   ASSETS

NET ASSETS
AVAILABLE FOR
PLAN BENEFITS  $23,521   $2,536  $19,193    $9,034   $8,436      $2,131    $2,396    $6,792      $384   $4,172   $22,155   $100,750
               =======   ======  =======    ======   ======      ======    ======    ======   =======   ======   =======   ========








The accompanying notes are an integral part of these financial statements.

                                      C24

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries Statement of Changes in Net Assets Available for Benefits, with Fund Information for the year ended December 31, 1996
                             (dollars in thousands)


                                      Vanguard   Vanguard
                  Vanguard              Money     Short                Vanguard
                   Index    Asarco     Market    Term U.S.               Index
                   Trust    Common    Reserves   Treasury    Vanguard  Extended  Vanguard   Vanguard    Total
                    500      Stock      Prime      Bond     Wellington  Market  U.S.Growth Windsor II   Bond      Loan
                 Portfolio   Fund     Portfolio  Portfolio     Fund      Fund      Fund      Fund       Market    Fund     Total
                   ------    ----     --------   --------     ------     ----      ----     -----       ----     ----      -----




Investment Income
  Net Appreciation
     (Depreciation)
     in the Fair
     Value of
     Investments    $4,755   $(5,685)             $(134)     $605       $186    $434       $1,071     $(7)                 $1,225
  Dividends            631       660     $938       470       782        221     288          657      37                   4,684
  Interest                                                                                                      $328          328
                     -----    -------     ---       ---     -----        ---     ---       -----      ---       ----        -----
    Total            5,386    (5,025)     938       336     1,387        407     722        1,728      30        328        6,237

Contributions
  Participants       2,015       265      939       612     1,104        430     445        1,060      46                   6,916
  Company                      2,407                                                                                        2,407

Loan Repayments        686       103      341       270       313         95     111          323       5     (2,247)

Transfer from
   other plan          271       135      119        33       156         23      61           93       3         44          938

Interfund transfers   (750)    1,434     (216)   (1,281)     (362)       183     551          180     261
                    -------   -----     -----    -------    -----       ----     ----        ----     ---       -----        ----

    TOTAL
   ADDITIONS         7,608      (681)   2,121       (30)   2,598      1,138    1,890        3,384     345     (1,875)      16,498

DEDUCTIONS
  Withdrawals       1,282      1,543     2,142      856     766         66      181          500       2         117       7,455
  Loans               617        116       344      273     301         79       90          232       7      (2,059)
  General and
   Administrative      (1)                   4        1       2          5                            (1)                     10
                   ------     ------     -----    ------  -----     ------      ---         ----     ----      ------     ------
     TOTAL
  DEDUCTIONS        1,898      1,659     2,490    1,130   1,069        150      271          732       8      (1,942)      7,465
                   ------     ------    ------    -----   -----       ----     ----         ----     ----     -------     ------


Net Increase
   (Decrease)       5,710    (2,340)     (369)    (1,160)  1,529        988    1,619       2,652      337          67       9,033

NET ASSETS
 AVAILABLE FOR
PLAN BENEFITS,
BEGINNING OF
 YEAR              23,521    24,691    19,193      9,034    8,436      2,131    2,396       6,792      384       4,172     100,750
                   ------   ------    -------     -----    -----      -----    -----       -----     -----      -----    --------




NET ASSETS
 AVAILABLE FOR
 PLAN BENEFITS,
 END OF YEAR       $29,231   $22,351    $18,824   $7,874  $9,965     $3,119   $4,015      $9,444      $721     $4,239   $109,783
                   =======  =======    =======   ======   ======     ======   ======      ======     ======    ======   ========








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

         Contributions:

         Employees are eligible for participation in the Plan after completing six months of service. Each eligible employee wishing to participate in the Plan must elect to authorize pre-tax and/or post-tax contributions by payroll deduction. Contributions are stated in whole percentages of 1% to 12% of the participant's basic earnings, as defined. A participant may elect to increase, decrease or suspend the pre-tax or post-tax contributions on the first day of any calendar quarter. The Internal Revenue Code of 1986 (the "Code"), as amended, limited the maximum amount an employee may contribute on a pre-tax basis to $9,500 in 1996 and $9,240 in 1995.

         Matching Company Contribution - The Company matches the first 6% of a participant's monthly contribution at the rate of 50%. The matching contribution may be made in either cash or ASARCO Common Stock and in the case of cash, the Plan's trustee, Vanguard Fiduciary Trust Company ("Vanguard"), is required to purchase ASARCO Common Stock. Company contributions for the year ended December 31, 1996 consisted of the following:

                    Cash                                                $      162
                    Asarco Common Stock                                  2,407,309
                                                                        ----------
                                                                        $2,407,471

         The Company is not obligated to make a contribution during any period in which it has no accumulated retained earnings. The Company's contributions are subject to all legal restrictions which may apply, including Sections 401 and 415 of the Code, which limit the annual contributions to an employee's account.

         Participants are 100% vested in both their contributions and the Company's matching contribution upon participation in the Plan.


                                      C26

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                   Notes to Financial Statements - Continued


        Loans:

       The Plan provides for loans to participants who have participated in the Plan for at least one year, subject to certain limitations. The maximum loan allowed to each participant is limited to the lesser of 50% of the total value of the participant's accounts, or $50,000 reduced by the outstanding balance of any plan loans to such participant.

       A participant's loan is repayable within five years or immediately upon termination of employment. Interest is currently accrued at the prime rate. Loans are secured by a lien on the participant's interest in the Plan. Loan repayments are made through payroll withholdings from the participant's earnings. A participant may pre-pay a loan at any time without penalty.

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


3.  Summary of Significant Accounting Policies

       Valuation of Investments:

       Shares of registered investment companies and the Asarco Common Stock Fund are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. Basis of Accounting:

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

       Withdrawals:

       Withdrawals are recorded when paid.

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



4.  Investment Funds

       Vanguard is the investment manager and participant recordkeeper for all investment funds of the Plan. Vanguard is also the trustee of all of the funds.

       Upon enrollment in the Plan throughout 1996, participants directed their elected contributions to be invested in one or more of the following funds in multiples of 5%:

    o Vanguard Index Trust 500 Portfolio - A fund invested in all of the stocks included in the Standard & Poor's 500 Composite Index (the "Index") in approximately the same proportions as they are represented in the Index. At December 31, 1996 and 1995, the number of Plan participants who held an interest in this fund was 1,382 and 1,272 respectively.

    o Vanguard Money Market Reserves Prime Portfolio - A fund invested in a portfolio of high quality money market instruments with maturities of one year or less. At December 31, 1996 and 1995, the number of Plan participants who held an interest in this fund was 1,137 and 1,222, respectively.
                                      C28

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                   Notes to Financial Statements - Continued

     o Vanguard Short Term U.S. Treasury Bond Portfolio - A fund invested primarily in short-term U.S. Treasury securities with an average maturity of two to three years. At December 31, 1996 and 1995, the number of Plan participants who held an interest in this fund was 615 and 680, respectively.

     o Vanguard Wellington Fund - A fund invested in bonds and common stocks. The bonds are held for relative stability of income and principal, while the common stocks are held for potential growth of capital and income. At December 31, 1996 and 1995, the number of Plan participants who held an interest in this fund was 882 and 827, respectively.

     o Vanguard Index Extended Market Fund - A fund which provides investment results that correspond to the aggregate price and yield performance of the Wilshire 4500 Index. The Wilshire 4500 Index consists of over 4,500 U.S. common stocks (primarily medium and small capitalization stocks) that are not included in the Standard & Poor's 500 Composite Stock Price Index. At December 31, 1996 and 1995, the number of Plan participants who held an interest in this fund was 451 and 403, respectively.

     o Vanguard U.S. Growth Fund - A fund invested primarily in a diversified portfolio of common stocks with above-average growth potential. At December 31, 1996 and 1995, the number of Plan participants who held an interest in this fund was 481 and 362, respectively.

     o Vanguard Windsor II Fund - A fund invested in common stocks to provide capital appreciation and dividend income. At December 31, 1996 and 1995, the number of Plan participants who held an interest in this fund was 946 and 800, respectively.

     o Asarco Common Stock Fund - A fund that invests exclusively in ASARCO Incorporated common stock with a small amount invested in the Vanguard Money Market Reserves Prime Portfolio to allow for timely responsiveness to Plan transactions. At December 31, 1996 and 1995, the number of Plan participants who held an interest in this fund was 2,091 and 2,001, respectively.

    o Total Bond Market - A fund that holds a combination of securities which, taken together, are expected to perform similarly to the Total Bond Market Portfolio of the Lehman Brothers Aggregate Bond Index. At December 31, 1996, 74 Plan participants held an interest in this fund.

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

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                   Notes to Financial Statements - Continued


Risks and Uncertainties:

The Plan provides for investment options in various mutual funds. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participant's account balances and the amounts reported in the statement of net assets available for plan benefits and the statement of changes in the assets available for plan benefits. Participants are advised to read a Vanguard prospectus or the Plan's summary plan description before investing in any fund.

Vanguard as recordkeeper maintains individual account records reflecting each participant's net interest in each fund of the Plan in which such participant invests. Participant's net interest in each fund of the Plan is represented by units of participation. The following schedule shows the number of units and the net asset value per unit or per share in each fund:

                                                     December 31, 1996                     December 31, 1995
                                                     -----------------                     -----------------
                                                                     Net Asset                           Net Asset
                                                    Number of          Value            Number of          Value
                                                     Units           Per Unit            Units            Per Unit

Asarco Common Stock Fund*                            2,381,684          $9.29          2,048,210           $11.95

Vanguard Index Trust
 500 Portfolio*                                        419,520         $69.16            405,004           $57.60

Vanguard Money Market Reserves Prime
  Portfolio*                                        18,727,988          $1.00         19,078,354            $1.00

Vanguard Short Term U.S. Treasury Bond
  Portfolio*                                           768,103         $10.17            868,060           $10.32

Vanguard Wellington Fund*                              376,883         $26.14            341,107           $24.43

Vanguard Windsor II Fund*                              391,461         $23.83            324,145           $20.66

Vanguard U.S. Growth Fund                              166,956         $23.74            115,866           $20.35

Vanguard Index Extended
  Market Fund                                          117,469         $26.19             86,948           $24.07

 Total Bond Market                                      72,760          $9.84             37,632           $10.15

         *Represents 5% or more of net assets available for plan benefits.

                                      C30

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                   Notes to Financial Statements - Continued

5.  Net Appreciation (Depreciation) in Fair Value of Plan Investments

    The   net  appreciation  (depreciation)  of the  fair  value  of the  Plan's investments is summarized as follows:

                                                              December 31, 1996                    December 31, 1995
                                                              -----------------                    -----------------
        Vanguard Index Trust
          500 Portfolio                                          $4,755,328                             $5,703,219

        ASARCO Common Stock Fund                                 (5,684,656)                             2,850,974

        Vanguard Short Term U.S.
          Treasury Bond Portfolio                                  (133,890)                               460,436

        Vanguard Wellington Fund                                    605,107                              1,579,545

        Vanguard Windsor II Fund                                  1,071,258                              1,318,851

        Vanguard U.S. Growth Fund                                   433,725                                502,178

        Vanguard Index Extended Market Fund                         185,663                                417,047

        Total Bond Market                                            (6,978)                                10,907
                                                                 -----------                           -----------

                 Total                                           $1,225,557                            $12,843,157
                                                                 ==========                            ===========

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

                                      C31

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                               Form 5500 Item 27a
                Schedule of Assets Held for Investment Purposes
                              at December 31, 1996

                                                                                         Cost or         Market
       Identity of Issue or Borrower                                                    Book Value       Value

       Vanguard Index Trust 500 Portfolio                                               $19,142,523    $29,014,032

       Asarco Common Stock Fund                                                          23,547,160     22,125,848

       Vanguard Short Term U.S. Treasury Bond Portfolio                                   7,819,278      7,811,607

       Vanguard Money Market Reserves Prime Portfolio                                    18,727,988     18,727,988

       Vanguard Wellington Fund                                                           8,336,848      9,855,486

       Vanguard Index Extended Market Fund                                                2,568,105      3,076,515

       Vanguard U.S. Growth Fund                                                          3,187,238      3,963,530

       Vanguard Windsor II Fund                                                           7,587,552      9,328,509

      Total Bond Market                                                                     712,173        715,960

     Loan Fund
       Participants' Loans (interest rates range from 8.25% to 8.5%)
                                                                                          4,374,019      4,374,019
                                                                                        -----------      ----------

       TOTAL INVESTMENTS                                                                $96,002,884    $108,993,494
                                                                                        ===========    ============






                                      C32

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries


                               Form 5500 Line 27d
                      Schedule of Reportable Transactions
                      for the year ended December 31, 1996

                                Number of      Number of        Purchase          Selling                Basis of     Net Gain
      Description of Asset      Purchases        Sales           Price             Price                  Asset       or (Loss)
      --------------------      ---------        -----           -----             -----                  -----      ---------

Asarco Common Stock Fund           142            172           $7,521,338        $4,186,945            $3,902,180    $284,765

Vanguard Index Trust
 500 Portfolio                     122            177            5,061,036         4,130,592             3,176,995    953,597

Vanguard Money Market
 Reserves Prime Portfolio          188            205            6,942,695         7,293,062             7,293,062          -

Vanguard Short Term U.S.
 Treasury Bond Portfolio           135            164            2,358,827         3,371,717             3,384,749    (13,032)

Vanguard Wellington Fund           81             157            3,249,729         2,332,611             1,998,510    334,101

Vanguard Windsor II                110            150            3,439,504         1,879,104             1,600,870    278,234






                                      C33

                       CONSENT OF INDEPENDENT ACCOUNTANTS




We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements of ASARCO Incorporated on Form S-3 (File Nos. 33-45631, 33-55993 and 333-02359) and on Form S-8 (File Nos. 2-67732,
2-83782 and 33-34606, 333-16875 and 333-18083) of our report dated June 16, 1997 on our audits of the Statements of Net Assets Available for Benefits of the Savings Plan of ASARCO Incorporated and Participating Subsidiaries as of December 31, 1996 and 1995, the Supplemental Schedules as of December 31, 1996 and for the year then ended and the Statement of Changes in Net Assets Available for Benefits for the year ended December 31, 1996, which report is included in this Annual Report on Form 11-K. We also consent to the incorporation by reference of such report in the 1996 Annual Report on Form 10-K of ASARCO Incorporated.



                                                        COOPERS & LYBRAND L.L.P.




New York, New York
June 16, 1997




                                      C34