Form 10-Q
period 1997-06-30
ASARCO INC
filed 1997-08-08
CIK 7649

Second Quarter
                                   Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997                  Commission file number 1-164
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


                                                         Yes   X     No ____


As of July 31, 1997 there were outstanding 42,115,948 shares of Asarco Common Stock, without par value.

                              ASARCO Incorporated
                                and Subsidiaries


                               INDEX TO FORM 10-Q

                                                                                                      Page No.
Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statement of Earnings
  Three Months and Six Months Ended
  June 30, 1997 and 1996                                                                                  2

Condensed Consolidated Balance Sheet
  June 30, 1997 and December 31, 1996                                                                     3

Condensed Consolidated Statement of Cash Flows
  Three Months and Six Months Ended
  June 30, 1997 and 1996                                                                                  4

Notes to Condensed Consolidated Financial Statements                                                    5-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                                     11-18

Report of Independent Accountants                                                                        19


Part II.  Other Information:

Item 1.  Legal Proceedings                                                                               20

Item 6(a)  Exhibits on Form 10Q                                                                          21

Exhibit 11 -            Statement re Computation of Earnings per Share

Exhibit 12 -            Statement re Computation of Consolidated Ratio of Earnings to Fixed
                        Charges and Combined Fixed Charges and Preferred Share Dividend
                        Requirements

Signatures                                                                                               22

Exhibit I - Independent Accountants' Awareness Letter

                                                         - 1 -

                              ASARCO Incorporated
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (unaudited)

                                                                             3 Months Ended                      6 Months Ended
                                                                                June 30,                            June 30,
                                                                          1997             1996             1997               1996
                                                                                   (in thousands, except per share amounts)

Sales of products and services                                     $740,968          $682,471        $1,456,567         $1,416,689

Operating costs and expenses:
  Cost of products and services                                     558,116           521,959         1,089,964          1,087,653
  Selling, administrative and other                                  36,327            32,266            69,696             65,382
  Depreciation and depletion                                         31,927            28,223            62,158             58,926
  Research and exploration                                           10,016             7,093            19,820             13,996
  Environmental and other closed plant
    charges, net of recoveries                                        8,038             4,569            12,402              9,726
                                                                   --------          --------         ---------          ---------
  Total operating costs and expenses                                644,424           594,110         1,254,040          1,235,683
                                                                   --------          --------         ---------          ---------

Operating income                                                     96,544            88,361           202,527            181,006
Interest expense                                                    (19,387)          (20,414)          (35,932)           (42,514)
Other income                                                         12,925             6,665            17,891             18,269
Gain on sale of investments and other
    interests                                                        20,665            60,075            20,665             71,158
                                                                   --------          --------         ---------           --------

Earnings before taxes on income and minority
    interests                                                       110,747           134,687           205,151            227,919
Taxes on income                                                      29,602            40,058            56,224             72,987
                                                                   --------          --------          --------          ---------

Earnings before minority interests                                   81,145            94,629           148,927            154,932
Minority interests in net earnings of
    consolidated subsidiaries                                       (29,271)          (22,226)          (56,473)           (46,844)
                                                                   --------          --------          ---------         ---------

Net earnings                                                       $ 51,874          $ 72,403         $  92,454          $ 108,088
                                                                   ========          ========         =========          =========

Per share amounts:

Net earnings (a)                                                   $   1.21          $   1.70         $    2.15          $    2.53
                                                                   ========          ========         =========          =========

Cash dividends                                                     $   0.20          $   0.20         $    0.40          $    0.40

Weighted average number of shares outstanding                        42,931            42,693            42,903             42,655


(a)      The effect on the  calculation  of net earnings per common share of the
         Company's   Common  Stock   equivalents   (shares   under  option)  was
         insignificant.

The accompanying notes are an integral part of these financial statements.

                              ASARCO Incorporated
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                           June 30,           December 31,
                                                                                             1997                 1996
                                                                                         (unaudited)
                                                                                                  (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $  272,116            $  192,408
  Marketable securities                                                                 208,848                 1,039
  Accounts and notes receivable, net                                                    570,712               540,560
  Inventories                                                                           358,008               383,281
  Prepaid expenses                                                                      104,029                43,478
  Other assets                                                                           18,972                24,378
                                                                                      ---------            ----------
     Total current assets                                                             1,532,685             1,185,144

Investments:
  Available-for-sale and other cost                                                     315,995               442,707
  Equity                                                                                 63,504                59,787
Net property                                                                          2,290,766             2,274,088
Other assets including intangibles, net                                                 165,495               158,623
                                                                                     ----------            ----------
  Total Assets                                                                       $4,368,445            $4,120,349
                                                                                     ==========            ==========

LIABILITIES
Current liabilities:
  Bank loans                                                                         $      225            $   15,913
  Current portion of long-term debt                                                      40,485                39,815
  Accounts payable                                                                      355,942               436,604
  Salaries and wages                                                                     37,304                32,427
  Taxes on income                                                                        75,404                57,695
  Reserve for closed plant and environmental matters                                     42,283                38,128
  Other current liabilities                                                              51,544                51,975
                                                                                     ----------            ----------
     Total current liabilities                                                          603,187               672,557
                                                                                     ----------            ----------

Long-term debt                                                                          955,377               758,583
Deferred income taxes                                                                   162,661               173,245
Reserve for closed plant and environmental matters                                       71,456                90,205
Postretirement benefit obligations                                                      102,053                99,945
Other liabilities and reserves                                                          155,503                93,163
                                                                                     ----------            ----------
     Total non-current liabilities                                                    1,447,050             1,215,141
                                                                                     ----------            ----------

MINORITY INTERESTS                                                                      525,959               495,706
                                                                                      ---------            ----------

COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                                        619,877               614,443
Unrealized gain on securities reported at fair value                                     40,034                56,311
Retained earnings                                                                     1,132,338             1,066,191
                                                                                     ----------            ----------
  Total Common Stockholders' Equity                                                   1,792,249             1,736,945
                                                                                     ----------            ----------

  Total Liabilities, Minority Interests and Common
    Stockholders' Equity                                                             $4,368,445            $4,120,349
                                                                                     ==========            ==========

(a)  Common shares: authorized 80,000; outstanding:                                      42,898                42,824

The accompanying notes are an integral part of these financial statements.

                              ASARCO Incorporated
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                 3 Months Ended                   6 Months Ended
                                                                                    June 30,                          June 30
                                                                              1997            1996             1997            1996
                                                                                 (in thousands)                   (in thousands)
OPERATING ACTIVITIES
Net earnings                                                              51,874          $72,403          92,454          $108,088
Adjustments  to  reconcile  net  earnings
to net cash  provided  from (used for)
   operating activities:
   Depreciation and depletion                                             31,927           28,223          62,158            58,926
   Provision for deferred income taxes                                       263           13,777           4,358            19,656
   Treasury stock used for employee benefits                                 828            1,388           2,967             3,441
   Undistributed equity (earnings) losses                                 (1,212)            (308)         (3,048)              586
   Net gain on sale of investments and property                          (20,485)         (60,087)        (20,719)          (71,248)
   Decrease in reserves for closed plant
     and environmental matters                                           (10,792)          (9,608)        (14,594)          (20,522)
   Minority interests                                                     29,271           22,227          56,473            46,844
   Cash provided from (used for) operating assets and liabilities:
          Accounts receivable                                            (13,841)           2,065         (32,927)           42,858
          Inventories                                                     17,904          (13,200)         24,314           (18,632)
          Accounts payable and accrued liabilities                        21,395           25,419         (57,450)          (35,103)
          Other operating assets and liabilities                          (6,601)         (10,536)            579           (45,486)
          Foreign currency transaction losses                               (985)          (1,158)         (1,075)           (2,459)
                                                                        --------         --------         --------         --------

Net cash provided from operating activities                               99,546           70,605         113,490            86,949
                                                                         -------         --------        --------          --------

INVESTING ACTIVITIES
Capital expenditures                                                     (60,969)         (70,449)       (123,749)         (122,159)
Sale of securities, investments and property                              40,662          327,339          40,716           385,486
Purchase of investments                                                     (593)          (3,294)         (2,108)           (2,459)
Sale of available-for-sale securities                                    141,241            4,478         172,760            15,920
Purchase of available-for-sale securities                                (19,285)          (4,776)        (50,118)          (15,978)
Purchase of held-to-maturity investments                                (208,827)              -         (208,827)               (2)
Proceeds from held-to-maturity investments                                    14                2           1,018              -
                                                                        --------          -------       ---------          --------
Net cash (used for) provided from investing
   activities                                                           (107,757)         253,300        (170,308)          260,808
                                                                        --------          -------        --------          --------

FINANCING ACTIVITIES
Debt incurred                                                            200,034              33         282,804             47,352
Debt repaid                                                              (86,257)       (313,988)       (100,880)          (323,611)
Treasury stock used for corporate purposes                                   263             483           1,287              1,196
Treasury stock purchased                                                  (1,983)            (32)         (3,210)              (545)
Purchase of minority interests                                              (928)           -             (2,681)            (2,509)
Distributions to minority interests                                      (13,922)        (11,882)        (25,715)           (37,734)
Contributions from minority interests                                        801             750           1,551              1,000
Dividends paid to common stockholders                                     (8,591)         (8,540)        (17,170)           (17,065)
                                                                       ---------         -------        --------           --------
Net cash provided from (used for) financing
   activities                                                             89,417        (333,176)        135,986           (331,916)
                                                                        --------        --------        --------           --------
Effect of exchange rate changes on cash                                      657           1,483             540              3,380
                                                                        --------        --------        --------           --------
Increase (decrease) in cash and cash equivalents                          81,863          (7,788)         79,708             19,221
Cash and cash equivalents at beginning of period                         190,253         265,409         192,408            238,400
                                                                        --------        --------        --------           --------
Cash and cash equivalents at end of period                              $272,116        $257,621        $272,116           $257,621
                                                                        ========        ========        ========           ========

The accompanying notes are an integral part of these financial statements.

                              ASARCO Incorporated
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997 and the results of operations and cash flows for the three month and six month periods ended June 30, 1997 and 1996. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. The results of operations for the three month and six month periods are not necessarily indicative of the results to be expected for the full year. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 annual report on Form 10-K.

B. During the second quarter of 1997, the Company sold 43.4 million shares of Grupo Mexico, S.A. de C.V. (Grupo Mexico) for gross proceeds of $126.2 million, resulting in a pre-tax gain of $20.7 million ($13.4 million after-tax). At current market prices, the value of the Company's remaining interest in Grupo Mexico is approximately $290 million including approximately $80 million representing the exercise price of shares under option. In the second quarter of 1996, the Company sold its 15.0% interest in M.I.M. Holdings Limited (MIM) for $326.2 million, resulting in a pre-tax gain of $60.1 million and an after-tax gain of $39.0 million. The Company's results for the six months ended June 30, 1996 include an $11.1 million pre-tax gain ($7.2 million after-tax) on the sale of a 25% interest in its Silver Bell project to Mitsui & Co., Ltd.


C. In the first quarter of 1997, the Government of Peru approved a reinvestment allowance for a program of Southern Peru Copper Corporation
     (SPCC), a 54.1% owned subsidiary of the Company, to expand the Cuajone mine. The reinvestment allowance provides SPCC with tax incentives in Peru and, as a result, certain U.S. tax credit carryforwards, for which no benefit has previously been recorded, are expected to be realized. The Company's beneficial interest in the estimated net earnings impact of the reduction in the effective tax rate as a result of the reinvestment allowance, for the second quarter of 1997 is approximately $2.3 million and for the six months ended June 30, 1997, approximately $3.9 million. Pursuant to the reinvestment allowance SPCC will receive tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the financial statement carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

D.   Inventories were as follows:
         (in millions)

                                                                                   June 30,               Dec. 31,
                                                                                    1997                    1996
       Inventories of smelters and refineries at lower of
           LIFO cost or market                                                     $  9.0                 $ 10.3
       Provisional cost of metals received from suppliers
           for which prices have not yet been fixed                                  24.9                   44.5
       Mine inventories at lower of FIFO cost or market                              98.9                  105.8
       Metal inventory at lower of average cost or market                            50.2                   49.5
       Materials and supplies at lower of average cost or
          market                                                                    145.3                  141.0
       Other                                                                         29.7                   32.2
                                                                                   ------                 ------
            Total                                                                  $358.0                 $383.3
                                                                                   ======                 ======


     At June 30, 1997, replacement cost exceeded inventories carried at LIFO cost by approximately $101.3 million (December 31, 1996 - $115.2 million). Liquidation of LIFO inventories resulted in pre-tax earnings of $15.9 million in the second quarter of 1997.


E.   Metal Hedging and Trading Activities:

     Hedging: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or establish synthetic put options to reduce or eliminate the risk of metal price declines on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Synthetic put options are established by purchasing a call option and entering into a forward sale for the same quantity of metal at approximately the same price and for the same time period as the call option. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions the Company may sell options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs are recorded as current liabilities or current assets and are subsequently recognized in the period in which the underlying production is sold. The Company also uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on hedge contracts are reported as a component of the underlying transaction.

     Second quarter 1997 earnings include pre-tax gains of $2.2 million ($1.4 million after-tax) and $13.4 million ($8.7 million after-tax) for the six month period ended June 30, 1997, from the sale or exercise of put options covering primarily copper sold in the first half of 1997. First quarter 1997 earnings include the Company's proportionate interest in pre-tax gains of SPCC. There were no pre-tax gains or losses from SPCC price protection in the second quarter of 1997. A pre-tax gain of $2.9 million ($1.8 million after-tax) from the sale of put options in 1996 remains to be recognized in 1997 when the underlying production is sold.

     As of June 30, 1997, the Company held synthetic puts covering 72.4 million pounds of copper at an average strike price of $1.04 per pound and 14.6 million pounds of zinc at an average strike price of $0.52 covering a portion of production to be sold in the second half of 1997.


     Trading: As part of its price protection program, the Company may establish synthetic put options. Each component of a synthetic put option may be purchased or sold at different times. In those cases where the forward sale component has not been entered into or has been offset, call options are accounted for as trading activities and the carrying values of such call options are recorded as investments and are marked to market and any related adjustments are recorded in earnings. Second quarter 1997 earnings include pre-tax gains of $0.1 million ($0.1 million after-tax) from the sale or exercise of call options in the second quarter of 1997 and $1.1 million ($0.7 million after-tax) of unrealized mark to market gains. Earnings for the six month period ended June 30, 1997 include pre-tax gains of $0.5 million ($0.4 million after-tax) from the sale or exercise of call options in 1997 and $5.5 million ($3.6 million after-tax) of unrealized mark to market gains.

                 Copper Price Protection held at June 30, 1997
                     (in millions, except per lb. amounts)

                                                                                                               Percent of
                                                                   Strike Price          Unamortized           Estimated
                         Pounds                Period               Per Pound               Cost               Production
                         ------                ------               ---------               ----               ----------

       ASARCO               36.2                7/97 - 9/97           $1.04                    $1.1                   21%
                            91.1              10/97 - 12/97           $0.99                    $2.2                   55%
                            44.0                1/98 - 3/98           $0.95                     0.7                   26%
                                                                                              -----
                                                                                               $4.0

       SPCC                 94.1              10/97 - 12/97           $0.95                    $1.4                   54%
                            44.0                1/98 - 3/98           $0.95                     0.6                   28%
                                                                                              -----
                                                                                               $2.0


Gains and (Losses): The recognized pre-tax gains (losses) of the Company's metal hedging and trading activities, were as follows:

       (in millions)                              Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
       Metal                                      1997            1996               1997            1996
       -----                                      ----            ----               ----            ----

       Copper                                     $3.6            $(0.4)           $18.7             $(1.8)
       Zinc                                       (0.2)              -               0.7                 -
       Lead                                         -               0.2               -                0.2
                                                  ----            -----            -----             -----
          Total Gain (Loss)                       $3.4            $(0.2)           $19.4             $(1.6)
                                                  ====            =====            =====             =====

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

     The Company and certain subsidiaries are defendants in four class action and fifteen other lawsuits in Texas seeking substantial compensatory and punitive damages for personal injury and contamination of property allegedly caused by present and former operations, primarily in Texas, and product sales of the Company and its subsidiaries. Most of the cases name additional corporations as defendants.

     The Company and two subsidiaries, at June 30, 1997, are defendants in 569 lawsuits brought by 5,537 primary and 2,183 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos. Three of these lawsuits are purported statewide class actions brought on behalf of classes of persons who are not yet known to have asbestos related injury, one of which has been dismissed subject to appeal. One subsidiary was dismissed from one lawsuit seeking damages for removal or containment of asbestos-containing products in structures. Plaintiffs have appealed. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

     In March 1996, the United States government filed an action in United States District Court in Boise, Idaho, against the Company and three other mining companies under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and the federal Clean Water Act for alleged natural resource damages to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over approximately the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for restoration of the area. The Company believes, and has been advised by outside legal counsel, that it has strong legal defenses to the lawsuit. In June 1997 several companies, including certain subsidiaries of the Company, were notified by the United States government that they might be added to the lawsuit.

     The Company and certain of its subsidiaries have received notices from the United States Environmental Protection Agency ("EPA") and the United States Forest Service that they and in most cases numerous other parties are potentially responsible to remediate alleged hazardous substance releases at certain sites under CERCLA. In addition, the Company and certain of its subsidiaries are defendants in lawsuits brought under CERCLA or state laws which seek substantial damages and remediation. Remedial action is being undertaken by the Company at some of the sites.

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

     Reserves for closed plants and environmental matters totaled $113.7 million at June 30, 1997. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures charged to these reserves for the three months ended June 30, 1997 and 1996 were $18.7 million and $10.7 million, respectively and for the six months ended June 30, 1997 and 1996 were $27.0 million and $23.9 million, respectively. Net cash expenditures charged to reserves were $54.1 million in 1996 and $95.8 million in 1995. The Company incurred expenses of $15.0 million ($72.0 million in charges offset by $57.0 million in insurance and other recoveries) in 1996 for environmental and closed plant liabilities, including $10.0 million for the effect of the application of the American Institute of Certified Public Accountants: Statement of Position 96-1 "Environmental Remediation Liabilities." Environmental and other closed plant expenses in 1995 and 1994 were $76.3 million and $65.6 million, respectively.

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

G. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (the "Statement"). The Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It will require the Company to present both basic and diluted EPS amounts from income for continuing operations and net income on the face of the income statement. The Company does not expect the impact of this statement to have a material effect on its calculation of EPS. The statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments Of An Enterprise And Related Information." The Company is currently assessing the impact of these statements, both of which are effective for fiscal years beginning after December 15, 1997.

                                 Part I Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company reported net earnings of $51.9 million, or $1.21 per share, for the second quarter ended June 30, 1997, compared with net earnings of $72.4 million, or $1.70 per share, for the second quarter of 1996. Results for the second quarter of 1997 include an after-tax gain of $13.4 million, or $0.31 per share, from the sale of a portion of the Company's interest in Grupo Mexico, S.A. de C.V. (Grupo Mexico), Mexico's largest mining company. Results for the three month period ended June 30, 1996 include an after-tax gain of $39.0 million, or $0.92 per share, from the sale of the Company's remaining interest in M.I.M. Holdings Limited (MIM), an Australian based mining company.

Exclusive of gains from the sale of investments, the Company's net earnings increased by $5.1 million in the second quarter of 1997 compared with 1996. The increase resulted from higher sales volumes at the Company's North American copper operations, gains from the Company's price protection program and a lower Peruvian tax rate. Earnings from the Company's Peruvian copper operations had been negatively affected in the second quarter of 1996 by $4.1 million of adjustments to provisionally priced sales as a result of the sharp decline in copper prices in June of 1996. Second quarter 1997 earnings also reflected improved results from the Company's specialty chemicals and aggregates businesses, increased losses at its lead operations, and the receipt of a dividend from Grupo Mexico.

For the six month period ended June 30, 1997, the Company reported net income of $92.5 million, or $2.15 per share, compared with net earnings of $108.1 million, or $2.53 per share, for the comparable 1996 period. Results for the six month period ended June 30, 1997, included pre-tax gains of $19.4 million from the Company's price protection program. Results for the six month period ended June 30, 1996 include an after-tax gain of $7.2 million, or $.17 per share, on the sale of a 25% interest in the Company's Silver Bell project.

During June 1997 the Company sold 43.4 million shares of Grupo Mexico for gross proceeds of $126.2 million, resulting in a pre-tax gain of $20.6 million ($13.4 million after-tax). Following the sales, the Company held a 17.3% interest in Grupo Mexico including 56.3 million shares, equivalent to an 8.2% interest, which are subject to a fixed price purchase option. At current market prices, the value of the Company's remaining interest in Grupo Mexico is approximately $290 million including approximately $80 million representing the exercise price of the shares under option.

In late June, the Company announced that it would use $100 million of the proceeds from the sale of Grupo Mexico shares to repurchase its own shares. Through the six month period ended June 30, 1997 the Company had repurchased 63,000 shares at a cost of $1.9 million.

The Company's beneficial interest in mined copper production in the second quarter of 1997 was 229.6 million pounds, an 11% decrease from the same period in 1996. For the first six months of 1997, the Company's beneficial mined copper production was 463.1 million pounds compared with 509.2 million pounds in the first six months of 1996. The principal reasons for the decrease in the Company's mined copper production in the second quarter and first six months of 1997 were lower ore grades at its North American copper operations and the partial curtailment of the Hayden concentrator at the Company's Ray mine in Arizona. The Hayden concentrator resumed full operations in May 1997.

The Company's specialty chemicals and aggregates businesses both recorded earnings improvements in the three month and six month periods ended June 30, 1997. Operating income from the Company's specialty chemicals business increased by 25.8% in the second quarter of 1997 over the comparable 1996 period, to $7.8 million, as a result of strong sales growth particularly in North America. Increases in sales and margins led to a 40.5% increase in operating income at the Company's aggregates business in the second quarter of 1997 compared with the same period in 1996.

As of June 30, 1997, the Company's lead refinery in Omaha, Nebraska ceased operations. Actual lead refining operations at Omaha ended in June 1996 and during the past year most of the remaining material at the plant was processed or sold. As a result of the closure of Omaha, the portion of the Company's last in-first out (LIFO) metal inventory attributable to Omaha, which for financial purposes was carried at low historical values, was permanently liquidated resulting in a pre-tax gain of $15.9 million. Also during the second quarter of 1997, the Company recognized costs in its custom lead business, which included the Omaha refinery, for metals which will not be recovered. The net effect of these events on second quarter results was not material.


Sales: Sales in the second quarter of 1997 were $741.0 million, compared with $682.5 million in the second quarter of 1996, primarily a result of a higher volume of copper sales. Sales for the six month period ended June 30, 1997, were $1,456.6 million compared to $1,416.7 million for the comparable 1996 period. Adjustments for provisionally priced sales of copper, principally related to SPCC, reduced sales in the second quarter of 1996 by $13.8 million and $27.4 million for the six month period ended June 30, 1996. Adjustments for provisionally priced copper sales were insignificant in the second quarter of 1997 and increased sales by $11.6 million in the first quarter of 1997. Sales of refined copper purchased by the Company were lower by $5.4 million and $21.9 million in the second quarter and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996.

Metal sales volumes and prices for the quarter were as follows:

Metal Sales Volume:

                                                                                             Three Months Ended    Six Months Ended
                                                                                                  June 30,              June 30,
                                                                                               1997       1996       1997       1996
                                                                                            -------    -------    -------    -------
Copper (000s pounds)
  Asarco ...............................................................................    271,400    251,200    549,200    535,200
  SPCC .................................................................................    184,000    161,800    356,000    330,800
                                                                                            -------    -------    -------    -------
  Consolidated .........................................................................    455,400    413,000    905,200    866,000

  Asarco Beneficial Interest (2) .......................................................    368,400    335,800    736,800    708,200

Lead (000s pounds)
  Asarco ...............................................................................     69,600     70,000    126,600    152,600

Silver (000s ounces)
  Asarco ...............................................................................      5,693      9,699     12,178     17,885
  SPCC .................................................................................        816        726      1,495      1,545
                                                                                            -------    -------    -------    -------
  Consolidated .........................................................................      6,509     10,425     13,673     19,430

  Asarco Beneficial Interest (2) .......................................................      6,123     10,079     12,966     18,693

Zinc (000s pounds) (1)
  Asarco ...............................................................................     38,600     57,900     72,400    115,800

Molybdenum (000s pounds) (1)
  Asarco ...............................................................................      1,339      1,529      2,813      3,071
  SPCC .................................................................................      2,254      1,937      4,488      3,804
                                                                                            -------    -------    -------    -------
  Consolidated .........................................................................      3,593      3,466      7,301      6,875

  Asarco Beneficial Interest (2) .......................................................      2,527      2,542      5,177      5,061

  (1) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents pounds of zinc and molybdenum metal contained in concentrate.

  (2) At June 30, 1996, Asarco's equity ownership was 54.0% and its beneficial interest in SPCC was 52.3%. At June 30, 1997, Asarco's equity ownership was 54.1% and its beneficial interest in SPCC was 52.7%.

Average Metal Prices:

Prices for the Company's metals are established principally on the New York Commodity Exchange ("COMEX") or the London Metal Exchange ("LME").

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                                   1997            1996           1997           1996
                                                                   ----            ----           ----           ----

Copper     (per pound - COMEX)                                     $1.14           $1.16          $1.13          $1.17
Copper     (per pound - LME)                                        1.14            1.12           1.12           1.14
Lead       (per pound - LME)                                         .28             .37            .30            .36
Silver     (per ounce - Handy & Harman)                             4.76            5.30           4.89           5.42
Zinc       (per pound - LME)                                         .59             .47            .56            .47
Molybdenum (per pound - Metals Week
                  Dealer Oxide)                                     4.39            3.15           4.38           3.56

Metal Hedging and Trading Activities:

Hedging: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or establish synthetic put options to reduce or eliminate the risk of metal price declines on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. Synthetic put options are established by purchasing a call option and entering into a forward sale for the same quantity of metal at approximately the same price and for the same time period as the call option. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions the Company may sell options it holds or exercise the options at maturity. Gains or losses, net of unamortized acquisition costs are recorded as current liabilities or current assets and are subsequently recognized in the period in which the underlying production is sold. The Company also uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on hedge contracts are reported as a component of the underlying transaction.

Second quarter 1997 earnings include pre-tax gains of $2.2 million ($1.4 million after-tax) and $13.4 million ($8.7 million after-tax) for the six month period ended June 30, 1997, from the sale or exercise of put options covering primarily copper sold in the first half of 1997. First quarter 1997 earnings include the Company's proportionate interest in pre-tax gains of SPCC. There were no pre-tax gains or losses from SPCC price protection in the second quarter of 1997. A pre-tax gain of $2.9 million ($1.8 million after-tax) from the sale of put options in 1996 remains to be recognized in 1997 when the underlying production is sold.

As of June 30, 1997, the Company held synthetic puts covering 72.4 million pounds of copper at an average strike price of $1.04 per pound and 14.6 million pounds of zinc at an average strike price of $0.52 covering a portion of production to be sold in the second half of 1997.

Trading: As part of its price protection program, the Company may establish synthetic put options. Each component of a synthetic put option may be purchased or sold at different times. In those cases where the forward sale component has not been entered into or has been offset, call options are accounted for as trading activities and the carrying values of such call options are recorded as investments and are marked to market and any related adjustments are recorded in earnings. Second quarter 1997 earnings include pre-tax gains of $0.1 million ($0.1 million after-tax) from the sale or exercise of call options in the second quarter of 1997 and $1.1 million ($0.7 million after-tax) of unrealized mark to market gains. Earnings for the six month period ended June 30, 1997 include pre-tax gains of $0.5 million ($0.4 million after-tax) from the sale or exercise of call options in 1997 and $5.5 million ($3.6 million after-tax) of unrealized mark to market gains.

                 Copper Price Protection held at June 30, 1997
                     (in millions, except per lb. amounts)

                                                                                                               Percent of
                                                                   Strike Price          Unamortized           Estimated
                         Pounds                Period               Per Pound               Cost               Production
                         ------                ------               ---------               ----               ----------

       ASARCO             36.2               7/97 - 9/97              $1.04                    $1.1               21%
                          91.1              10/97 - 12/97             $0.99                    $2.2               55%
                          44.0               1/98 - 3/98              $0.95                     0.7               26%
                                                                                              -----
                                                                                               $4.0

       SPCC               94.1              10/97 - 12/97             $0.95                    $1.4               54%
                          44.0               1/98 - 3/98              $0.95                     0.6               28%
                                                                                              -----
                                                                                               $2.0


Gains and (Losses): The recognized pre-tax gains (losses) of the Company's metal hedging and trading activities, were as follows:

       (in millions)                               Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
       Metal                                       1997            1996               1997            1996
       -----                                       ----            ----               ----            ----

       Copper                                     $3.6            $(0.4)                  $18.7             $(1.8)
       Zinc                                       (0.2)              -                      0.7                 -
       Lead                                         -               0.2                      -                0.2
                                                  ----            -----                   -----             -----
          Total Gain (Loss)                       $3.4            $(0.2)                  $19.4             $(1.6)
                                                  ====            =====                   =====             =====


Cost of Products & Services: Cost of products and services were $558.1 million in the second quarter of 1997, compared with $522.0 million in the second quarter of 1996. The increase in costs reflected the higher sales volume of copper produced from purchased concentrates at SPCC and higher operating expenses at SPCC primarily related to an increase in power costs. In the second quarter of 1997, SPCC sold its power plant to an independent power company in order to avoid substantial capital expenditures to meet the power needs of expanded operations and as a consequence power costs have increased. In connection with the sale, a purchase agreement was also completed, under which the power company will provide SPCC with its power needs for the next twenty years. Under the agreement, SPCC's cost of power will increase somewhat from its current level, while SPCC will benefit by avoiding significant capital expenditures that would be required to meet the needs of expanded operations.

Costs of products and services for the six month period ended June 30, 1997 was $1,090.0 million compared with $1,087.7 million for the comparable 1996 period. The increase is a result of higher operating costs at SPCC, higher sales volumes of copper produced from purchased concentrates at SPCC offset by lower purchases of refined copper to meet customer commitments.


Nonoperating Items: Interest expense was $19.4 million in the second quarter of 1997 and $35.9 million for the six month period ended June 30, 1997, compared with $20.4 million and $42.5 million for the respective periods in 1996. Average borrowings over the comparable six month periods are lower in 1997 due to the use of proceeds from the sale of the Company's interest in MIM in the second quarter of 1996 and the sale of a portion of Grupo Mexico in the second quarter of 1997. The increase in other income for the second quarter of 1997 compared to the same period in 1996 reflected a dividend received from Grupo Mexico along with higher equity earnings.


Cash Flows:

Second quarter - Net cash provided from operating activities was $99.6 million in the second quarter of 1997, compared with $70.6 million in the second quarter of 1996. The increase is mainly due to higher operating income and a dividend received from Grupo Mexico.

Net cash used for investing activities was $107.8 million in the second quarter of 1997, compared with cash provided of $253.3 million in the second quarter of 1996. Investing activities for the second quarter of 1997 included cash used by SPCC to purchase held-to-maturity securities of $208.8 million consisting of bank time deposits with maturities ranging from three months to one year. In addition, $61.0 million were used for capital expenditures, principally for copper operations of which $32.3 million was spent at SPCC. Offsetting the aforementioned uses of cash for investing activities was $126.2 million of proceeds provided from the sale of a portion of the Company's interest in Grupo Mexico. In the second quarter of 1996, the sale of the Company's remaining 15% interest in MIM provided $326.2 million partially offset by capital expenditures of $70.4 million.

Cash provided from financing activities in the second quarter of 1997 was $89.4 million as compared with cash used for financing activities of $333.2 million in 1996. Cash provided from financing activities in the second quarter of 1997, reflect the sale by SPCC of $150.0 million of Secured Export Notes along with the sale of $50.0 million of 8.25% bonds due June 2004. Also reflected in financing activities was the partial use of proceeds from the sale of a portion of the Company's interest in Grupo Mexico to repay debt. In the second quarter of 1996, proceeds from the sale of MIM stock was used to repay a portion of the Company's revolving credit debt.

Six months - Net cash provided from operating activities was $113.5 million for the six month period ended June 30, 1997, compared with $86.9 million in the corresponding prior period was primarily due to higher operating income and lower interest expense partially offset by net cash used for operating assets and liabilities.

Cash used for investing activities was $170.3 million for the six month period ended June 30, 1997, compared with cash provided of $260.8 million in the corresponding prior period. Investing activities for the six month period ending June 30, 1997 included the purchase of $208.8 million held-to-maturity securities by SPCC, and capital expenditures of $123.7 million, principally at copper operations. Offsetting the cash used for investing activities were gross proceeds of $126.2 received from the sale of a portion of the Company's interest in Grupo Mexico.

Investing activities for the six month period ending June 30, 1996 included cash proceeds from the sale of MIM common shares and a 25% interest in the Company's Silver Bell project.

Cash provided from financing activities for the six months ended June 30, 1997 reflects the increased debt at SPCC. The increase in debt at SPCC is a result of the sale of $150.0 million of Secured Export Notes and $50.0 million of bonds to partially finance the SPCC expansion project at the Cuajone mine. Offsetting the increase in debt at SPCC is the repayment of Company borrowings using part of the proceeds received from the sale of a portion of the Company's interest in Grupo Mexico. Cash used for financing activities for the six months ended June 30, 1996 reflects the use of proceeds from the sale of MIM to repay a portion of the Company's revolving credit debt.

Liquidity and Capital Resources: At June 30, 1997, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 30.1%, compared with 26.7% at December 31, 1996. Consolidated debt at the end of the second quarter 1997 was $996.1 million compared with $814.3 million at the end of 1996. Additional indebtedness permitted under the terms of the most restrictive of the Company's credit agreements totaled $866.2 million at June 30, 1997.

The Company expects that it will meet its cash requirements for 1997 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

The Company paid dividends to common stockholders of $8.6 million or 20 cents per share, in the second quarter of 1997 and $8.5 million or 20 cents per share in the second quarter of 1996. In addition, SPCC paid dividends of $13.9 million to minority interests in the second quarter of 1997. At the end of the second quarter of 1997, the Company had 42,898,000 common shares issued and outstanding, compared with 42,717,000 at the end of the second quarter of 1996. Dividends by SPCC are limited by covenants under SPCC's financing agreements. The most restrictive of these covenants limits the payment of dividends by SPCC to 50% of its consolidated net income.

Impact of New Accounting Standards: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (the "Statement"). The Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It will require the Company to present both basic and diluted EPS amounts from income for continuing operations and net income on the face of the income statement. The Company does not expect the impact of this statement to have a material effect on its calculation of EPS. The statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments Of An Enterprise And Related Information." The Company is currently assessing the impact of these statements, both of which are effective for fiscal years beginning after December 15, 1997.


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

COOPERS & LYBRAND L.L.P.



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:


We have reviewed the condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of June 30, 1997 and the related condensed consolidated statements of earnings and cash flows for the three month and six month periods ended June 30, 1997 and 1996.
These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 28, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                  Coopers & Lybrand L.L.P.

New York, New York
July 21, 1997

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


1. Asarco and two of its wholly-owned subsidiaries, Lac d'Amiante du Quebec, Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Form 10-Q for the first quarter of 1997 and Form 10-K for 1996 and prior years. As of June 30, 1997, there were pending against Asarco and its subsidiaries 569 lawsuits brought by 5,537 primary and 2,183 secondary plaintiffs in 30 states seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. Three of these lawsuits are purported statewide class actions brought on behalf of classes of persons who are not yet known to have asbestos related injury, one of which has been dismissed subject to appeal. As of June 30, 1997, LAQ, Asarco and Capco have settled or been dismissed from a total of 7,081 asbestos personal injury lawsuits brought by approximately 85,945 primary and 53,002 secondary plaintiffs.

2. In May 1997, the Company and five other defendants, mostly metals companies, were sued in state court in El Paso County, Texas by approximately 394 plaintiffs, including approximately 200 minors, seeking compensatory and punitive damages for alleged personal injury, death and property damage resulting from toxic chemical discharges into the air, water and soil from the defendants' facilities in El Paso.

3. With respect to the lawsuit against a subsidiary of Southern Peru Copper Corporation ("SPCC"), the Company and others, brought in September 1995 by 698 Peruvian plaintiffs for personal injury and property damage allegedly caused by the operations of the subsidiary of SPCC in Peru, reported on Form 10-K for 1996 and Form 10-Q for the first quarter of 1997, on May 19, 1997 the United States Court of Appeals for the Fifth Circuit affirmed the United States District Court orders denying plaintiffs' motion to remand the case to state court and dismissing plaintiffs' complaint.

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

Fully Diluted Earnings per Common Share
(in thousands, except per share amounts)

                                                                                        3 Months Ended            6 Months Ended
                                                                                           June 30,                  June 30,
                                                                                      1997        1996           1997         1996
                                                                                      ----        ----           ----         ----

Net earnings applicable to common stock                                            $51,874      $72,403       $92,454      $108,088
                                                                                   =======      =======       =======      ========


Weighted average number of common shares outstanding                                42,931       42,693        42,903        42,655
Shares issuable from assumed exercise of Stock Options                                 123          140           123           124
                                                                                   -------      -------       -------       -------
Weighted average number of common shares outstanding,                               43,054       42,833        43,026        42,779
                                                                                   =======      =======       =======       =======
  as adjusted


Fully diluted earnings per share:

Net earnings applicable to common stock                                            $  1.20      $  1.69       $  2.15       $  2.53
                                                                                   =======      =======       =======       =======

Primary earnings per share:

Net earnings applicable to common stock                                            $  1.20      $  1.69       $  2.15       $  2.53
                                                                                   =======      =======       =======       =======


Exhibit 12 Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements
               -----------------------------------------------------------------

                                                  Six months
                                                     Ended
                                                    June 30,
                                                     1997           1996           1995          1994           1993           1992
                                                     ----           ----           ----          ----           ----           ----

NET EARNINGS (LOSS)                             $ 92,454       $138,336       $169,153       $ 64,034       $ 15,619      $(83,091)
  Adjustments
    Taxes on Income                               55,436         99,924        122,465          9,375        (36,503)      (37,371)
     Equity Earnings, Net of Taxes                (3,898)        (3,837)        (1,837)       (47,653)       (27,384)       (2,575)
     Cumulative Effect of Change in
       Accounting Principle                         -              -              -             -            (86,295)       53,964
     Dividends received from non-
       consolidated associated
       companies                                   1,639          4,047          1,828         14,301          1,676           803
     Total Fixed Charges                          40,505         83,553         99,516         66,377         64,359        62,200
     Interest Capitalized                         (2,139)        (2,839)        (3,256)          (869)        (4,010)       (7,433)
     Capitalized Interest Amortized                1,252          2,274          2,949          1,727          1,629         1,825
     Minority interest                            56,473         88,331        129,543            809            693           615
                                                --------       --------       --------       --------       --------      --------
EARNINGS (LOSS)                                 $241,722       $409,789       $520,361       $108,101       $(70,216)     $(11,063)
                                                ========       ========       ========       ========       ========      ========
FIXED CHARGES
     Interest Expense                           $ 35,932       $ 76,442        $ 91,954      $ 62,529       $ 57,321      $ 51,230
     Interest Capitalized                          2,139          2,839          3,256            869          4,010         7,433
     Imputed Interest Expense                      2,434          4,272          4,306          2,979          3,028         3,537
                                                --------       --------       --------       --------       --------      --------
TOTAL FIXED CHARGES                             $ 40,505       $ 83,553       $ 99,516       $ 66,377       $ 64,359      $ 62,200
                                                ========       ========       ========       ========       ========      ========
Ratio of Earnings to Fixed Charges                   6.0            4.9            5.2            1.6           (1.1)         (0.2)
                                                ========       ========       ========       ========       ========      ========

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ASARCO Incorporated
                                             (Registrant)




Date:   August 8, 1997                    /s/ Kevin R. Morano
                                          -------------------
                                          Kevin R. Morano
                                          Vice President, Finance and
                                          Chief Financial Officer



Date:   August 8, 1997                    /s/ William Dowd
                                          William Dowd
                                          Controller

                                                   Exhibit I

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated July 21, 1997 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of June 30, 1997 and for the three month and six month periods ended June 30, 1997 and 1996 and included in this Form 10-Q for the quarter ended June 30, 1997 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, 33-34606, 333-16875 and 333-18083) and Form S-3
(File Nos. 33-45631, 33-55993 and 333-02359).  Pursuant to Rule 436(c) under the
Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                  Coopers & Lybrand L.L.P.




New York, New York
August 8, 1997