Form 10-Q
period 1997-09-30
ASARCO INC
filed 1997-11-12
CIK 7649

Third Quarter
                                    Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997             Commission file number 1-164
                  -------------------                                   -----



                               ASARCO Incorporated
             (Exact name of registrant as specified in its charter)



           New Jersey                                         13-4924440
(State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                          Identification No.)



     180 Maiden Lane, New York, N.Y.                                10038
 (Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code                212-510-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                         Yes   X     No ____


As of October 31, 1997 there were outstanding 40,362,015 shares of Asarco Common Stock, without par value.

                                                  ASARCO Incorporated
                                                    and Subsidiaries


                                                   INDEX TO FORM 10-Q

                                                                                                      Page No.

Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statement of Earnings
  Three Months and Nine Months Ended
  September 30, 1997 and 1996                                                                             2

Condensed Consolidated Balance Sheet
  September 30, 1997 and December 31, 1996                                                                3

Condensed Consolidated Statement of Cash Flows
  Three Months and Nine Months Ended
  September 30, 1997 and 1996                                                                             4

Notes to Condensed Consolidated Financial Statements                                                     5-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                                     11-18

Report of Independent Accountants                                                                         19


Part II.  Other Information:

Item 1.  Legal Proceedings                                                                              20-21

Item 6(a)  Exhibits on Form 10Q                                                                           22

Exhibit 11 -    Statement re Computation of Earnings per Share

Exhibit 12 -    Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and
                Combined Fixed Charges and Preferred Share Dividend Requirements

Signatures                                                                                               23

Exhibit I - Independent Accountants' Awareness Letter

                                       -1-

                               ASARCO Incorporated

                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)

                                                                        3 Months Ended                         9 Months Ended
                                                                         September 30,                          September 30,
                                                                    1997               1996               1997                1996
                                                                    ----               ----               ----                ----
                                                                                (in thousands, except per share amounts)

Sales of products and services                                  $661,294          $647,818          $2,117,861           $2,065,292

Operating costs and expenses:
  Cost of products and services                                  525,418           515,876           1,615,382            1,604,314
  Selling, administrative and other                               32,670            32,964             102,366               98,346
  Depreciation and depletion                                      34,804            30,195              96,962               89,121
  Research and exploration                                        11,090            12,426              30,910               26,422
  Environmental and other closed plant
    charges, net of recoveries                                     3,724             4,682              16,126               14,408
                                                                --------         ---------           ---------            ---------
  Total operating costs and expenses                             607,706           596,143           1,861,746            1,832,611
                                                                --------         ---------           ---------            ---------

Operating income                                                  53,588            51,675             256,115              232,681
Interest expense                                                 (20,482)          (16,835)            (56,414)             (59,349)
Other income                                                       5,933             5,506              23,824               23,775
Gain on sale of investments and other
  interests                                                       52,616                 -              73,281               71,158
                                                               ---------          --------           ---------            ---------

Earnings before taxes on income and
  minority interests                                              91,655            40,346             296,806              268,265
Taxes on income                                                   26,582            16,123              82,806               89,110
                                                                --------         ---------           ---------             --------

Earnings before minority interests                                65,073            24,223             214,000              179,155
Minority interests in net earnings of
  consolidated subsidiaries                                      (19,270)          (18,271)            (75,743)             (65,115)
                                                                --------         ---------           ---------            ---------

Net earnings                                                    $ 45,803          $  5,952           $ 138,257            $ 114,040
                                                                ========          ========           =========            =========

Per share amounts:

Net earnings (a)                                                $   1.10          $   0.14           $    3.26            $    2.67
                                                                ========          ========           =========            =========

Cash dividends                                                  $   0.20          $   0.20           $    0.60            $    0.60

Weighted average number of shares
outstanding                                                       41,804            42,741              42,464               42,683

(a)      The effect on the  calculation  of net earnings per common share of the
         Company's   Common  Stock   equivalents   (shares   under  option)  was
         insignificant.


The accompanying notes are an integral part of these financial statements.

                               ASARCO Incorporated

                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                         September 30,            December 31,
                                                                                             1997                     1996
                                                                                          (unaudited)
                                                                                                    (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $  223,540              $  192,408
  Marketable securities                                                                        312,315                   1,039
  Accounts and notes receivable, net                                                           510,360                 540,560
  Inventories                                                                                  349,655                 383,281
  Prepaid Expenses                                                                              99,761                  43,478
  Other assets                                                                                  18,904                  24,378
                                                                                             ---------               ---------
     Total current assets                                                                    1,514,535               1,185,144

Investments:
  Available-for-sale (at market) and other (at cost)                                           130,337                 442,707
  Equity                                                                                        63,172                  59,787
Net property                                                                                 2,330,766               2,274,088
Other assets including intangibles, net                                                        192,797                 158,623
                                                                                            ----------              ----------
  Total Assets                                                                              $4,231,607              $4,120,349
                                                                                            ==========              ==========

LIABILITIES
Current liabilities:
  Bank loans                                                                                $      108              $   15,913
  Current portion of long-term debt                                                             29,908                  39,815
  Accounts payable                                                                             344,890                 436,604
  Salaries and wages                                                                            37,084                  32,427
  Taxes on income                                                                              128,458                  57,695
  Reserve for closed plant and environmental matters                                            49,755                  38,128
  Other current liabilities                                                                     59,658                  51,975
                                                                                            ----------              ----------
     Total current liabilities                                                                 649,861                 672,557
                                                                                            ----------              ----------

Long-term debt                                                                                 858,944                 758,583
Deferred income taxes                                                                          120,285                 173,245
Reserve for closed plant and environmental matters                                              83,503                  90,205
Postretirement benefit obligations                                                             103,432                  99,945
Other liabilities and reserves                                                                 153,271                  93,163
                                                                                             ---------               ---------
     Total non-current liabilities                                                           1,319,435               1,215,141
                                                                                             ---------               ---------

MINORITY INTERESTS                                                                             531,657                 495,706
                                                                                             ---------               ---------

COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                                               553,185                 614,443
Unrealized gain on securities reported at fair value                                            10,167                  56,311
Retained earnings                                                                            1,167,302               1,066,191
                                                                                             ---------               ---------
  Total Common Stockholders' Equity                                                          1,730,654               1,736,945
                                                                                             ---------               ---------

  Total Liabilities, Minority Interests and Common
    Stockholders' Equity                                                                    $4,231,607              $4,120,349
                                                                                            ==========              ==========

(a)  Common shares: authorized 80,000; outstanding:                                             40,806                  42,824

The accompanying notes are an integral part of these financial statements.

                               ASARCO Incorporated

                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                  3 Months Ended               9 Months Ended
                                                                                   September 30,                 September 30
                                                                                1997           1996           1997          1996
                                                                                   (in thousands)               (in thousands)
OPERATING ACTIVITIES
Net earnings                                                                   $45,803          $5,952      $138,257       $114,040
Adjustments to  reconcile  net  earnings  to net cash
   provided  from operating activities:
   Depreciation and depletion                                                   34,804          30,195       96,962         89,121
   Provision for (benefit from)deferred income
     taxes                                                                     (28,916)          4,771      (24,558)        24,427
   Treasury stock used for employee benefits                                       294           1,136        3,261          4,577
   Undistributed equity (earnings) losses                                          107              44       (2,941)           630
   Net gain on sale of investments and property                                (52,616)           (174)     (73,335)       (71,422)
   Increase (decrease) in reserves for closed
     plant and environmental matters                                            19,519          (8,737)       4,925        (29,259)
   Minority interests                                                           19,270          18,271       75,743         65,115
   Cash provided from (used for) operating assets and liabilities:
          Accounts receivable                                                   59,242          (5,805)      26,315         37,053
          Inventories                                                            7,944            (998)      32,258        (19,630)
          Accounts payable and accrued liabilities                              42,936          51,082      (14,514)        15,979
          Other operating assets and liabilities                               (15,617)         15,117      (15,038)       (30,369)
          Foreign currency transaction gains                                      (723)         (1,720)      (1,798)        (4,179)
                                                                             ---------        --------     --------        -------

Net cash provided from operating activities                                    132,047         109,134      245,537        196,083
                                                                             ---------        --------     --------        -------

INVESTING ACTIVITIES
Capital expenditures                                                           (74,736)        (98,970)    (198,485)      (221,129)
Sale of securities, investments and property                                     3,155           (823)       43,871         15,990
Purchase of investments                                                         (9,726)         (1,506)     (11,834)        (5,644)
Sale of available-for-sale securities                                          216,363           5,711      389,123        347,849
Purchase of available-for-sale securities                                      (17,588)         (5,500)     (67,706)       (21,478)
Purchase of held-to-maturity investments                                      (102,758)         (1,000)    (311,585)        (1,002)
Proceeds from held-to-maturity investments                                          15               -        1,033         42,455
                                                                              --------        --------     --------        -------

  activities                                                                    14,725        (102,088)    (155,583)       157,041
                                                                              --------        --------     --------        -------

FINANCING ACTIVITIES
Debt incurred                                                                       50           5,918      282,854         53,270
Debt repaid                                                                   (107,136)         (4,048)    (208,016)      (327,659)
Treasury stock used for corporate purposes                                         500             246        1,787          1,442
Treasury stock purchased                                                       (67,358)              -      (70,568)          (545)
Purchase of minority interests                                                  (1,965)         (3,027)      (4,646)        (3,857)
Distributions to minority interests                                            (14,376)        (11,140)     (40,091)       (48,874)
Contributions from minority interests                                              812           1,250        2,363          2,250
Dividends paid to common stockholders                                           (8,377)         (8,549)     (25,547)       (25,614)
                                                                              --------        --------     --------       --------
Net cash used for financing activities                                        (197,850)        (19,350)     (61,864)      (349,587)
                                                                              --------        --------     --------       --------
Effect of exchange rate changes on cash                                          2,502          (1,758)       3,042          1,622
                                                                              --------        --------     --------       --------
Increase(decrease)in cash and cash equivalents                                 (48,576)        (14,062)      31,132          5,159
Cash and cash equivalents at beginning of period                               272,116         257,621      192,408        238,400
                                                                              --------        --------     --------       --------
Cash and cash equivalents at end of period                                    $223,540        $243,559     $223,540       $243,559
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

                               ASARCO Incorporated
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A. In n the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997 and the results of operations and cash flows for the three month and nine month periods ended September 30, 1997 and 1996. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a limited review by Coopers & Lybrand L.L.P., the Company's independent accountants. The results of operations for the three month and nine month periods are not necessarily indicative of the results to be expected for the full year. The December 31, 1996 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 annual report on Form 10-K.

B. During the third quarter of 1997, the Company sold 62.9 million shares of Grupo Mexico, S.A. de C.V. (Grupo Mexico) for proceeds of $200.1 million, resulting in a pre-tax gain of $52.6 million ($34.2 million after-tax). For the nine months ended September 30, 1997 the Company sold 106.3 million shares of Grupo Mexico for proceeds of $322.5 million, resulting in a pre-tax gain of $73.3 million ($47.6 million after tax). At September 30, 1997 the value of the Company's remaining interest in Grupo Mexico is approximately $79 million representing the exercise price of shares under option. In addition, during the third quarter of 1997, the Company recorded a pre-tax charge of $3.9 million ($2.5 million after-tax) in connection with the planned refinancing of certain outstanding debt. The Company's results for the nine months ended September 30, 1996 include a $60.1 million pre-tax gain ($39.0 million after-tax) on the sale of its 15.0% interest in M.I.M. Holdings Limited (MIM) and an $11.1 million pre-tax gain ($7.2 million after-tax) on the sale of a 25% interest in its Silver Bell copper mine to Mitsui & Co.

C. In the first quarter of 1997, the Government of Peru approved a reinvestment allowance for a program of Southern Peru Copper Corporation
     (SPCC), a 54.1% owned subsidiary of the Company, to expand the Cuajone mine. The reinvestment allowance provides SPCC with tax incentives in Peru and, as a result, certain U.S. tax credit carryforwards, for which no benefit has previously been recorded, are expected to be realized. The Company's beneficial interest in the estimated net earnings impact of the reduction in the effective tax rate as a result of the reinvestment allowance, for the third quarter of 1997 is approximately $1.4 million and for the nine months ended September 30, 1997, approximately $5.3 million. Pursuant to the reinvestment allowance SPCC will receive tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the financial statement carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

D.  Inventories were as follows:
     (in millions)

                                                                                            September 30,        Dec. 31,
                                                                                                1997               1996
       Inventories of smelters and refineries at lower of
         LIFO cost or market                                                                   $ 10.6            $ 10.3
       Provisional cost of metals received from suppliers
         for which prices have not yet been fixed                                                32.9              44.5
       Mine inventories at lower of FIFO cost or market                                          94.7             105.8
       Metal inventory at lower of average cost or market                                        43.0              49.5
       Materials and supplies at lower of average cost or
         market                                                                                 139.1             141.0
       Other                                                                                     29.4              32.2
                                                                                               ------            ------
            Total                                                                              $349.7            $383.3
                                                                                               ======            ======


     At September 30, 1997, replacement cost exceeded inventories carried at LIFO cost by approximately $94.7 million (December 31, 1996 - $115.2 million). Pre-tax earnings for the nine month period ended September 30, 1997 includes a $15.9 million gain from the liquidation of LIFO inventories recorded in the second quarter of 1997.


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

     Third quarter 1997 earnings include pre-tax gains of $1.8 million ($1.2 million after-tax) from the exercise of put options primarily related to copper sold during the three months ended September 30, 1997. Earnings for the nine month period ended September 30, 1997 includes pre-tax gains of $15.2 million ($9.9 million after-tax) from the sale or exercise of put options primarily related to copper sold during that period. Earnings for the first nine months of 1997 include the Company's proportionate interest in pre-tax gains of SPCC. There were no pre-tax gains or losses from the Company's proportionate interest in SPCC price protection in the third quarter of 1997. A pre-tax gain of $1.4 million ($0.9 million after-tax) from the sale of put options in 1996 will be recognized in the fourth quarter of 1997 when the underlying production is sold.

     As of September 30, 1997, the Company held synthetic puts covering 36.2 million pounds of copper at an average strike price of $1.04 per pound and
     7.3 million pounds of zinc at an average strike price of $0.52 covering a portion of production to be sold in the fourth quarter of 1997.

     During October and early November 1997, the Company sold additional copper put options covering 16.3 million pounds of fourth quarter 1997 copper sales with an average strike price of $0.95. In addition, the Company closed out the forward sale component of synthetic put options with an average strike price of $1.04 per pound covering 12.1 million pounds. The total pre-tax gain from the option activity was $1.9 million. SPCC sold copper put options covering 21.5 million pounds of fourth quarter 1997 copper sales with an average strike price of $0.95. The total pre-tax gain from the Company's proportionate interest in SPCC's activity was $0.5 million.

               Copper Price Protection held at September 30, 1997
                      (in millions, except per lb. amounts)

                                                                                                               Percent of
                                                                   Strike Price          Unamortized           Estimated
                         Pounds                Period               Per Pound               Cost               Production
                         ------                ------               ---------               ----               ----------
       ASARCO             91.1              10/97 - 12/97             $0.99                 $1.9                   55%
                          44.0               1/98 - 3/98              $0.95                  0.7                   26%
                                                                                            ----
                                                                                            $2.6

       SPCC               94.1              10/97 - 12/97             $0.95                 $1.4                   54%
                          44.0               1/98 - 3/98              $0.95                  0.6                   28%
                                                                                            ----
                                                                                            $2.0


     Trading: As part of its price protection program, the Company may establish synthetic put options. Each component of a synthetic put option may be purchased or sold at different times. In those cases where the forward sale component has not been entered into or has been offset, call options are accounted for as trading activities and the carrying values of such call options are recorded as investments and are marked to market and any related adjustments are recorded in earnings. Earnings for the nine month period ended September 30, 1997 include pre-tax gains of $0.5 million ($0.4 million after-tax) from the sale or exercise of call options in 1997 and $5.5 million ($3.6 million after-tax) of unrealized mark to market gains.

     In October 1997, the Company  purchased  additional  call options  covering
     88.0 million pounds of copper exercisable pro rata in each quarter of 1998 at a strike price of $1.00 for $1.8 million.

     Gains and (Losses): The recognized pre-tax gains of the Company's metal hedging and trading activities, were as follows:

       (in millions)                                    Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
       Metal                                            1997            1996               1997            1996
       -----                                            ----            ----               ----            ----

       Copper                                           $1.3           $12.6              $20.0           $10.8
       Zinc                                              0.5               -                1.2               -
       Lead                                                -               -                  -             0.2
                                                        ----           -----              -----           -----
          Total Gain                                    $1.8           $12.6              $21.2           $11.0
                                                        ====           =====              =====           =====

                                       -7-

F.   Contingencies and Litigation:

     The Company is a defendant in lawsuits in Arizona involving the United States, Native Americans and other Arizona water users contesting the right of the Company and numerous other individuals and entities to use water and, in some cases, seeking damages for water usage and contamination of ground water. The lawsuits could affect the Company's use of water at its Ray Complex, Mission Complex and other Arizona operations.

     The Company and certain subsidiaries are defendants in four class action and fourteen other lawsuits in Texas seeking substantial compensatory and punitive damages for personal injury and contamination of property allegedly caused by present and former operations in Texas, and product sales of the Company and its subsidiaries. Most of the cases name additional corporations as defendants.

     The Company and two subsidiaries, at September 30, 1997, are defendants in 592 lawsuits brought by 7,862 primary and 1,984 secondary plaintiffs seeking substantial compensatory and punitive damages for personal injury or death allegedly caused by exposure to asbestos. Three of these lawsuits are purported statewide class actions brought on behalf of classes of persons who are not yet known to have asbestos related injury, one of which has been dismissed subject to appeal, and a second of which is being dismissed by plaintiffs. One subsidiary was dismissed from one lawsuit seeking damages for removal or containment of asbestos-containing products in structures. Plaintiffs have appealed. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

     In September and October 1997, separate purported class actions were commenced against the Company in Omaha, Nebraska and in Denver, Colorado, seeking compensatory and punitive damages for alleged contamination of properties by emissions from the Company's former Omaha plant and the Globe plant in Denver. The actions are pending in federal district court in Omaha and Denver.

     In March 1996, the United States government filed an action in United States District Court in Boise, Idaho, against the Company and three other mining companies under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and the federal Clean Water Act for alleged natural resource damages to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over approximately the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for restoration of the area. The Company believes, and has been advised by outside legal counsel, that it has strong legal defenses to the lawsuit. In August 1997, the United States filed a motion to add to the lawsuit several companies, including certain subsidiaries of the Company.

     The Company and certain of its subsidiaries have received notices from the United States Environmental Protection Agency ("EPA") and the United States Forest Service that they and in most cases numerous other parties are potentially responsible to remediate alleged hazardous substance releases at certain sites under CERCLA. In addition, the Company and certain of its subsidiaries are defendants in lawsuits brought under CERCLA or state laws that seek substantial damages and remediation. Remedial action is being undertaken by the Company at some of the sites.

     In connection with the sites referred to above, as well as at other closed plants and sites where the Company is working with the EPA and state agencies to resolve environmental issues, the Company accrues for these losses when such losses are probable and reasonably estimable. Such accruals are adjusted as new information develops or circumstances change and are not discounted to their present value. Recoveries of environmental remediation costs from insurance carriers and other parties are recorded as assets when the recovery is deemed probable.

     Reserves for closed plants and environmental matters totaled $133.3 million at September 30, 1997. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures charged to these reserves for the three months ended September 30, 1997 and 1996 were $14.2 million and $10.4 million, respectively, and for the nine months ended September 30, 1997 and 1996 were $41.2 million and $34.3 million, respectively. In the third quarter of 1997, reserves for remediation and other environmental liabilities related to sites previously operated by the Company were increased by $30.0 million. Also in the third quarter, the Company recorded a $30.0 million receivable representing anticipated recoveries from its insurance carriers. The Company incurred expenses of $15.0 million ($72.0 million in charges offset by $57.0 million in insurance and other recoveries) in 1996 for environmental and closed plant liabilities, including $10.0 million for the effect of the application of the American Institute of Certified Public Accountants:
     Statement of Position 96-1 "Environmental Remediation Liabilities." Net cash expenditures charged to reserves were $54.1 million and $95.8 million for the years 1996 and 1995, respectively. Environmental and other closed plant expenses in 1995 and 1994 were $76.3 million and $65.6 million, respectively.

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


G. Impact of New Accounting Standard:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (the "Statement"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). The Statement will require the Company to present both basic and diluted EPS amounts for income from continuing operations and net income on the face of the income statement. The Company does not expect the impact of this statement to have a material effect on its calculation of EPS. The Statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.
                                       -9-

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

                                  Part I Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company reported net earnings of $45.8 million, or $1.10 per common share, for the quarter ended September 30, 1997, compared with net earnings of $6.0 million, or 14 cents per common share, for the third quarter of 1996. Results for the third quarter of 1997 include an after-tax gain of $31.7 million ($48.8 million pre-tax), or 76 cents per share, from the sale of shares of Grupo Mexico, S.A. de C.V. (Grupo Mexico), Mexico's largest mining company, partially offset by a charge in connection with a planned refinancing of certain outstanding debt. Excluding the net gain, third quarter 1997 earnings were $14.1 million or 34 cents per share.

For the nine months ended September 30, 1997, the Company reported net income of $138.3 million, or $3.26 per share, compared with net income of $114.0 million, or $2.67 per share, for the nine months ended September 30, 1996. Earnings for the nine months ended September 30, 1997 include after-tax gains totaling $47.6 million from the sale of shares of Grupo Mexico. Results for the first nine months of 1996 included an after-tax gain of $39.0 million from the sale of the Company's interest in M.I.M. Holdings Limited (MIM), an Australian based mining company, and a $7.2 million after-tax gain on the sale of a 25% interest in the Company's Silver Bell copper mine.

The Company's third quarter 1997 earnings benefited from a $34.2 million after-tax gain realized on the sale of Grupo Mexico stock. During 1996 and 1997 the Company sold its entire investment in MIM and all of its unrestricted shares of Grupo Mexico. The total cash proceeds realized from the sale of these two investments was nearly $650 million.

The Company has used most of the proceeds from the sale of investments to strengthen its balance sheet by reducing debt. At September 30, 1997 consolidated debt was $889.0 million and the Company had $535.9 million in cash. The Company's debt to capitalization, net of cash, was 17.9%. In addition, $100 million of the proceeds of the Grupo Mexico sale has been dedicated to the purchase of Company stock. Through September 30, the Company had acquired almost
2.2 million of its shares at an aggregate cost of approximately $70 million.

Earnings from operations were higher in the third quarter of 1997 compared with the third quarter of 1996 primarily due to higher copper prices and continued strong performance from the Company's non-metals businesses. The Company's specialty chemicals and aggregates businesses both recorded substantial increases in earnings over the third quarter of 1996. Part of the effect of the higher copper prices was offset by lower gains from the Company's price protection program as compared to a year ago and adjustments made to provisionally priced sales at SPCC. Third quarter 1997 earnings include gains of $2.0 million from the Company's price protection program compared with gains of $13.0 million recognized in the third quarter of 1996. At SPCC, sales are provisionally priced when shipped and adjustments to the actual prices realized are reflected in earnings approximately two months later. In comparison to sales at monthly average prices, in the third quarter, adjustments to provisionally priced sales negatively affected net earnings by $4.1 million.

The Company's beneficial interest in mined copper production in the third quarter of 1997 was 253.2 million pounds compared with 251.3 million pounds in the third quarter of 1996. For the first nine months of 1997, the Company's beneficial copper production was 716.3 million pounds compared with 760.5 million pounds for the first nine months of 1996. The principal reasons for the lower nine month production were lower ore grades at the Company's North
American copper operations and the partial curtailment of the Hayden concentrator at the Ray mine in Arizona during the early part of 1997.

In July, the Company began production of refined copper at its new solvent extraction/electowinning (SX/EW) facility at the Silver Bell mine in Arizona. Operations at the new SX/EW plant, in which Mitsui & Co., Ltd. has a 25% interest, is designed to produce 36 million pounds of refined copper annually. The plant which started up on schedule has been producing copper at its designed capacity.

The Company's specialty chemicals and aggregates businesses had combined pre-tax earnings of $12.0 million in the third quarter of 1997, continuing both units' strong growth in profitability. In the Company's specialty chemicals business, increased sales volumes, particularly in North America and Asia, and improved margins resulted in a 24% increase in profits over the third quarter of last year. Increased sales volumes in the Company's aggregates business resulted in a 21% profit improvement year over year.

Third quarter 1997 results include a $30 million pre-tax charge to increase reserves for remediation and other environmental liabilities related to sites previously operated by the Company. Also in the third quarter, the Company recorded $30.0 million in anticipated recoveries from its insurance carriers. In addition, in the third quarter, the Company recorded a pre-tax charge of $3.9 million in connection with the refinancing of certain outstanding debt. Such refinancing is anticipated to be completed in the fourth quarter of 1997 and is expected to reduce the Company's annual interest costs by approximately $3.0 million.

Sales: Sales in the third quarter of 1997 were $661.3 million, compared with $647.8 million in the third quarter of 1996, primarily as a result of higher copper prices. Sales for the nine month period ended September 30, 1997, were $2,117.9 million compared to $2,065.3 million for the comparable 1996 period. Adjustments for provisionally priced sales of copper, principally related to SPCC, reduced sales in the third quarter of 1997 by $9.3 million and increased sales by $2.3 million for the nine month period ended September 30, 1997. Adjustments for provisionally priced copper reduced sales in the third quarter of 1996 by $0.6 million and $28.0 million for the nine months ended September 30, 1996. Sales of refined copper purchased by the Company were lower by $12.8 million and $34.7 million in the third quarter and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996.

Metal sales volumes and prices for the quarter were as follows:

Metal Sales Volume:

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                            1997             1996            1997           1996
                                                            ----             ----            ----           ----
     Copper     (000s pounds)
       Asarco                                              274,300         291,100         823,500         826,300
       SPCC                                                199,600         188,600         555,600         519,400
                                                           -------         -------       ---------       ---------
       Consolidated                                        473,900         479,700       1,379,100       1,345,700

       Asarco Beneficial Interest (2)                      378,800         398,100       1,115,600       1,098,300

     Lead       (000s pounds)
       Asarco                                               70,900          75,300         197,500         227,900

     Silver     (000s ounces)
       Asarco                                                3,477           5,683          15,655          23,568
       SPCC                                                    818             818           2,313           2,363
                                                           -------        --------      ----------       ---------
       Consolidated                                          4,295           6,501          17,968          25,931

       Asarco Beneficial Interest (2)                        3,908           6,112          16,874          24,805

     Zinc       (000s pounds) (1)
       Asarco                                               36,600          48,200         109,000         163,900

     Molybdenum (000s pounds) (1)
       Asarco                                                1,234           1,741           4,047           4,812
       SPCC                                                  1,924           2,152           6,412           5,956
                                                           -------        --------      ----------       ---------
       Consolidated                                          3,158           3,893          10,459          10,768

       Asarco Beneficial Interest (2)                        2,249           2,870           7,426           7,931

   (1) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents pounds of zinc and molybdenum metal contained in concentrate.

   (2) At September 30, 1997, Asarco's equity ownership in SPCC was 54.1% and its beneficial interest was 52.7%. At September 30, 1996, Asarco's equity ownership in SPCC was 54.1% and its beneficial interest was 52.5%.

Average Metal Prices:

Prices for the Company's metals are established principally on the New York Commodity Exchange ("COMEX") or the London Metal Exchange ("LME").

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                   1997            1996           1997           1996
                                                                   ----            ----           ----           ----
Copper     (per pound - COMEX)                                     $1.02            $.91          $1.09          $1.08
Copper     (per pound - LME)                                        1.03             .90           1.09           1.06
Lead       (per pound - LME)                                         .28             .36            .29            .36
Silver     (per ounce - Handy & Harman)                             4.53            5.05           4.77           5.30
Zinc       (per pound - LME)                                         .73             .45            .62            .46
Molybdenum (per pound - Metals Week
            Dealer Oxide)                                           4.27            3.29           4.35           3.47

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

Third quarter 1997 earnings include pre-tax gains of $1.8 million ($1.2 million after-tax) from the exercise of put options primarily related to copper sold during the three months ended September 30, 1997. Earnings for the nine month period ended September 30, 1997 includes pre-tax gains of $15.2 million ($9.9 million after-tax) from the sale or exercise of put options primarily related to copper sold during that period. Earnings for the first nine months of 1997 include the Company's proportionate interest in pre-tax gains of SPCC. There were no pre-tax gains or losses from the Company's proportionate interest in SPCC price protection in the third quarter of 1997. A pre-tax gain of $1.4 million ($0.9 million after-tax) from the sale of put options in 1996 will be recognized in the fourth quarter of 1997 when the underlying production is sold.

As of September 30, 1997, the Company held synthetic puts covering 36.2 million pounds of copper at an average strike price of $1.04 per pound and 7.3 million pounds of zinc at an average strike price of $0.52 covering a portion of production to be sold in the fourth quarter of 1997.

During October and early November 1997, the Company sold additional copper put options covering 16.3 million pounds of fourth quarter 1997 copper sales with an average strike price of $0.95. In addition, the Company closed out the forward sale component of synthetic put options with an average strike price of $1.04 per pound covering 12.1 million pounds. The total pre-tax gain from the option activity was $1.9 million. SPCC sold copper put options covering 21.5 million pounds of fourth quarter 1997 copper sales with an average strike price of $0.95. The total pre-tax gain from the Company's proportionate interest in SPCC's activity was $0.5 million.

               Copper Price Protection held at September 30, 1997
                      (in millions, except per lb. amounts)

                                                                                                               Percent of
                                                                   Strike Price          Unamortized           Estimated
                         Pounds                Period               Per Pound               Cost               Production
                         ------                ------               ---------               ----               ----------
       ASARCO             91.1              10/97 - 12/97             $0.99                 $1.9                   55%
                          44.0               1/98 - 3/98              $0.95                  0.7                   26%
                                                                                            ----
                                                                                             2.6

       SPCC               94.1              10/97 - 12/97             $0.95                 $1.4                   54%
                          44.0               1/98 - 3/98              $0.95                  0.6                   28%
                                                                                            ----
                                                                                            $2.0

Trading: As part of its price protection program, the Company may establish synthetic put options. Each component of a synthetic put option may be purchased or sold at different times. In those cases where the forward sale component has not been entered into or has been offset, call options are accounted for as trading activities and the carrying values of such call options are recorded as investments and are marked to market and any related adjustments are recorded in earnings. Earnings for the nine month period ended September 30, 1997 include pre-tax gains of $0.5 million ($0.4 million after-tax) from the sale or exercise of call options in 1997 and $5.5 million ($3.6 million after-tax) of unrealized mark to market gains.

In October 1997, the Company purchased additional call options covering 88.0 million pounds of copper exercisable pro rata in each quarter of 1998 at a strike price of $1.00 for $1.8 million.

Gains and (Losses): The recognized pre-tax gains of the Company's metal hedging and trading activities, were as follows:

       (in millions)                                    Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
       Metal                                            1997            1996               1997            1996
       -----                                            ----            ----               ----            ----
       Copper                                          $ 1.3           $12.6              $20.0           $10.8
       Zinc                                              0.5               -                1.2               -
       Lead                                                -               -                  -             0.2
                                                       -----           -----              -----           -----
          Total Gain                                   $ 1.8           $12.6              $21.2           $11.0
                                                       =====           =====              =====           =====

Cost of Products & Services: Cost of products and services were $525.4 million in the third quarter of 1997, compared with $515.9 million in the third quarter of 1996. The increase in costs reflects the higher sales volume of copper produced from purchased concentrates at SPCC and higher operating expenses at SPCC primarily related to an increase in power costs. In the second quarter of 1997, SPCC sold its power plant to an independent power company in order to avoid substantial capital expenditures to meet the power needs of expanded operations. In connection with the sale, a purchase agreement was also completed, under which the power company will provide SPCC with its power needs for the next twenty years. Under the agreement, SPCC's cost of power will increase somewhat from its current level, while SPCC will benefit by avoiding significant capital expenditures that would be required to meet the needs of expanded operations.

Costs of products and services for the nine month period ended September 30, 1997 was $1,615.4 million compared with $1,604.3 million for the comparable 1996 period. The increase is a result of higher operating costs at SPCC, higher sales volumes of copper produced from purchased concentrates at SPCC offset by lower purchases of refined copper to meet customer commitments.

Nonoperating Items: Interest expense was $20.5 million in the third quarter of 1997 and $56.4 million for the nine month period ended September 30, 1997, compared with $16.8 million and $59.3 million for the respective periods in 1996. Interest expense was higher during the third quarter of 1997 compared to the same period of 1996 due to the increase in SPCC borrowings related to the expansion of the Cuajone mine. The decrease in interest expense over the comparable nine month periods reflects lower average borrowings in 1997 due to the use of proceeds from the sale of the Company's interest in MIM in the second quarter of 1996 and the sale of shares of Grupo Mexico in the second and third quarters of 1997. The increase in other income for the third quarter of 1997 compared to the same period in 1996 reflects an increase in interest income from higher cash balances along with higher equity earnings, offset by the charge related to the planned refinancing of certain debt.


Cash Flows:

Third quarter - Net cash provided from operating activities was $132.0 million in the third quarter of 1997, compared with $109.1 million in the third quarter of 1996. The increase is primarily a result of cash provided from operating assets and liabilities which reflects a decrease in accounts receivable due to the decline in copper prices during the third quarter of 1997.

Net cash provided from investing activities was $14.7 million in the third quarter of 1997, compared with cash used for investing activities of $102.1 million in the third quarter of 1996. The three months ended September 30, 1997 includes proceeds from the sale of shares of Grupo Mexico partially offset by the investment of the proceeds from SPCC financing activities in held-to-maturity investments. The decrease in capital expenditures from the prior year reflects lower spending at the Company's domestic copper operations.

Cash used for financing activities in the third quarter of 1997 was $197.9 million as compared with $19.4 million in the third quarter of 1996. In the third quarter of 1997, proceeds from the sale of shares of Grupo Mexico were used to reduce debt and purchase Company stock.

Nine months - Net cash provided from operating activities was $245.5 million for the nine month period ended September 30, 1997, compared with $196.1 million in the corresponding prior period. The increase was primarily due to higher operating income and cash provided from operating assets and liabilities.

Cash used for investing activities was $155.6 million for the nine month period ended September 30, 1997, compared with cash provided of $157.0 million in the corresponding prior period. Investing activities for the nine month period ending September 30, 1997 includes proceeds from the sale of shares of Grupo
Mexico partially offset by the investment of the proceeds from SPCC financing activities in held-to-maturity investments. The decrease in capital expenditures from the prior year reflects lower spending at the Company's domestic copper operations. Investing activities for the nine month period ending September 30, 1996 included proceeds from the sale of the Company's interest in MIM and a 25% interest in the Company's Silver Bell copper mine.

Cash used for financing activities for the nine months ended September 30, 1997 was $61.9 million, compared with $349.6 million in the corresponding period. During the nine month period ended September 30, 1997, proceeds from the sale of shares of Grupo Mexico were used to reduce debt and purchase Company stock. Debt incurred for the nine month period reflects the sale of $150.0 million of Secured Export Notes and $50.0 million of bonds to partially finance the SPCC expansion project at the Cuajone mine. Cash used for financing activities for the nine months ended September 30, 1996 reflects the use of proceeds from the sale of MIM to repay a portion of the Company's revolving credit agreements.

Liquidity and Capital Resources: At September 30, 1997, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 28.2%, compared with 26.7% at December 31, 1996. Consolidated debt at the end of the third quarter 1997 was $889.0 million compared with $814.3 million at the end of 1996. Additional indebtedness permitted under the terms of the most restrictive of the Company's credit agreements totaled $909.5 million at September 30, 1997.

The Company expects that it will meet its cash requirements for 1997 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

The Company paid dividends to common stockholders of $8.4 million or 20 cents per share, in the third quarter of 1997 and $8.6 million or 20 cents per share in the third quarter of 1996. In addition, SPCC paid dividends of $14.4 million to minority interests in the third quarter of 1997 and $11.1 million in the third quarter of 1996. At the end of the third quarter of 1997, the Company had 40,806,000 common shares issued and outstanding, compared with 42,772,000 at the end of the third quarter of 1996. Dividends by SPCC are limited by covenants under SPCC's financing agreements. The most restrictive of these covenants limits the payment of dividends by SPCC to 50% of its consolidated net income.

Impact of New Accounting Standards: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (the "Statement"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). The Statement will require the Company to present both basic and diluted EPS amounts from income for continuing operations and net income on the face of the income statement. The Company does not expect the impact of this statement to have a material effect on its calculation of EPS. The Statement will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods.
                                      -17-

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

COOPERS & LYBRAND L.L.P.



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:


We have reviewed the condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of September 30, 1997 and the related condensed consolidated statements of earnings and cash flows for the three month and nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements, referred to above, for them to be in conformity with generally accepted accounting principles.

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



                                               Coopers & Lybrand L.L.P.

New York, New York
October 20, 1997

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

1. Asarco and two of its  wholly-owned  subsidiaries,  Lac  d'Amiante du Quebec,
Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Form 10-Q for the first and second quarters of 1997 and Form 10-K for 1996 and prior years. As of September 30, 1997, there were pending against Asarco and its subsidiaries 592 lawsuits brought by 7,862 primary and 1,984 secondary plaintiffs in 30 states seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. Three of these lawsuits are purported statewide class actions brought on behalf of classes of persons who are not yet known to have asbestos related injury, one of which has been dismissed subject to appeal, and a second of which is being dismissed by plaintiffs. As of September 30, 1997, LAQ, Asarco and Capco have settled or been dismissed from a total of 7,134 asbestos personal injury lawsuits brought by approximately 86,416 primary and 53,265 secondary plaintiffs.

2. In September 1997, the Nebraska Department of Environmental Quality approved a Remedial Action Work Plan submitted by the Company for remediation of the site of the Company's former Omaha, Nebraska, lead refinery, which had suspended operations on June 1, 1996.

3. In September 1997, the Company was sued in United States District Court in Nebraska in a purported class action on behalf of approximately 10,000 persons owning and approximately 15,000 persons renting property in Nebraska and Iowa located within boundaries of up to approximately five miles from the Company's former Omaha plant, and on behalf of a medical monitoring class of approximately 30,000 persons. The action asserts causes of action in trespass, nuisance, negligence, strict liability, unjust enrichment, medical monitoring and under CERCLA due to the alleged contamination of soils by airborne releases from the plant, and seeks compensatory damages for diminution in property value and loss of use, punitive damages, a declaratory judgment of liability for future response costs, and creation of a medical monitoring fund.

4. In October 1997, the Company was sued in state court in Denver, Colorado, in a purported class action brought on behalf of property owners and other persons residing in approximately 300 homes located within one mile south of the Company's Globe plant. The action asserts causes of action in trespass, private nuisance, negligence, and strict liability allegedly due to the contamination of properties by emissions from the plant, and seeks compensatory damages for diminution in property value and loss of use, as well as punitive damages. The Company has removed the action from state court to federal district court in Denver.

5. In September 1997, the Company entered into an Administrative Order on Consent to conduct an Engineering Evaluation/Cost Analysis ("EE/CA") for the portal discharge from the Company's former Gem mine in the Coeur D'Alene River Basin in Idaho. The discharge drains to a tributary of the Coeur d'Alene River. The Company has agreed to implement the remedy selected by the EE/CA process.

6. In July 1997, the Company received a notice from the United States Forest Service that it may be potentially liable for environmental remediation at a site in California where it appears a predecessor company had leased a mine for approximately one year in the early 1900s.

7. With respect to the litigation pending in state court in New Jersey relating to the Company's environmental liability insurance, reported on Form 10-K for 1996 and prior years, the Company has appealed the court's rulings on summary judgment.

8. With respect to the lawsuit filed by the Mayor of Tacna, Peru, in 1993 against Southern Peru Limited, an indirect subsidiary of the Company, seeking $100 million in damages from alleged harmful deposition of tailings, slag, and smelter emissions, reported on Form 10-K for 1996 and 1995, in the third quarter of 1997 the Supreme Court of Peru affirmed the dismissal by the Superior Court of Tacna.

9. With respect to the Clean Water Act action filed by the Cabinet Resources Group and reported on Form 10-K for 1996 and 1995, the Company settled the action during the third quarter of 1997.

10. With respect to the action in Cameron County, Texas, filed in March 1997 against the Company and one of its wholly owned subsidiaries, Federated Metals Corporation, reported on Form 10-Q for the first quarter of 1997, the Company and Federated Metals have been dismissed from this action, without prejudice.

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

Fully Diluted Earnings per Common Share
(in thousands, except per share amounts)

                                                                                       3 Months Ended              9 Months Ended
                                                                                        September 30,               September 30,
                                                                                     1997         1996           1997         1996
                                                                                     ----         ----           ----         ----
Net earnings applicable to common stock                                            $45,803       $5,952        $138,257    $114,040
                                                                                   =======       ======        ========    ========


Weighted average number of common shares outstanding                                41,804       42,741           42,46      42,683
Shares issuable from assumed exercise of Stock Options                                 166           27             166          76
                                                                                   -------      -------        --------    --------
Weighted average number of common shares outstanding,
  as adjusted                                                                       41,970       42,768          42,630      42,759
                                                                                   =======      =======        ========    ========


Fully diluted earnings per share:

Net earnings applicable to common stock                                            $  1.09      $  0.14         $  3.24     $  2.67
                                                                                   =======      =======         =======     =======
Primary earnings per share:

  Net earnings applicable to common stock                                          $  1.09      $  0.14         $  3.24     $  2.67
                                                                                   =======      =======         =======     =======


Exhibit 12 Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and
           ---------------------------------------------------------------------
           Preferred Share Dividend Requirements

                                                   Nine months
                                                      Ended
                                                  September 30,
                                                      1997           1996          1995          1994          1993         1992
                                                      ----           ----          ----          ----          ----         ----

NET EARNINGS (LOSS)                                $138,257       $138,336      $169,153      $ 64,034      $ 15,619      $(83,091)
  Adjustments
    Taxes on Income                                  81,076         99,924       122,465         9,375       (36,503)      (37,371)
     Equity Earnings, Net of Taxes                   (5,201)        (3,837)       (1,837)      (47,653)      (27,384)       (2,575)
     Cumulative Effect of Change in
       Accounting Principle                               -              -             -             -       (86,295)       53,964
     Dividends received from non-
       consolidated associated
       companies                                      4,159          4,047         1,828        14,301         1,676           803
     Total Fixed Charges                             62,496         83,553        99,516        66,377        64,359        62,200
     Interest Capitalized                            (3,518)        (2,839)       (3,256)         (869)       (4,010)       (7,433)
     Capitalized Interest Amortized                   1,928          2,274         2,949         1,727         1,629         1,825
     Minority interest                               75,743         88,331       129,543           809           693           615
                                                   --------       --------      --------      --------      --------      --------
EARNINGS (LOSS)                                    $354,940       $409,789      $520,361      $108,101      $(70,216)     $(11,063)
                                                   ========       ========      ========      ========      ========      ========
FIXED CHARGES
     Interest Expense                                56,414       $ 76,442      $ 91,954      $ 62,529      $ 57,321      $ 51,230
     Interest Capitalized                             3,518          2,839         3,256           869         4,010         7,433
     Imputed Interest Expense                         2,564          4,272         4,306         2,979         3,028         3,537
                                                   --------       --------      --------      --------      --------      --------
TOTAL FIXED CHARGES                                $ 62,496       $ 83,553      $ 99,516      $ 66,377      $ 64,359      $ 62,200
                                                   ========       ========      ========      ========      ========      ========
Ratio of Earnings to Fixed Charges                      5.7            4.9           5.2           1.6          (1.1)         (0.2)
                                                   ========       ========      ========      ========      ========      ========

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ASARCO Incorporated
                                             (Registrant)




Date:   November 12, 1997                 /s/ Kevin R. Morano
                                          -------------------
                                          Kevin R. Morano
                                          Vice President, Finance and
                                          Chief Financial Officer



Date:   November 12, 1997                 /s/ William Dowd
                                          ----------------
                                          William Dowd
                                          Controller

                                    Exhibit I

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated October 20, 1997 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of September 30, 1997 and for the three month and nine month periods ended September 30, 1997 and 1996 and included in this Form 10-Q for the quarter ended September 30, 1997 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, 33-34606, 333-16875 and 333-18083) and Form S-3
(File Nos. 33-45631, 33-55993 and 333-02359).  Pursuant to Rule 436(c) under the
Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                    Coopers & Lybrand L.L.P.




New York, New York
November 12, 1997