Form 10-K405
period 1997-12-31
ASARCO INC
filed 1998-03-16
CIK 7649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 1997 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997        Commission file number 1-164
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

                                                  Yes   X        No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 27, 1998, there were of record 39,642,592 shares of Common Stock, without par value, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price of Asarco Common Stock on the New York Stock Exchange - Composite Transactions) of ASARCO Incorporated held by nonaffiliates was approximately $0.9 billion.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III: Proxy statement in connection with the Annual Meeting to be held on April 29, 1998.
Part IV:     Exhibit index is on pages C1 through C4.

A1

                                     PART I

Item 1. Business

Asarco, a New Jersey corporation organized in 1899, is one of the world's leading producers of nonferrous metals, principally copper, lead, zinc and silver. Asarco also produces specialty chemicals and aggregates. Asarco has developed one of the largest copper ore reserve positions in the industry. The Company's copper business includes integrated mining, smelting and refining operations in North America and in Peru through its subsidiary, Southern Peru Copper Corporation. The Company also operates a fully integrated lead business in Missouri, a custom lead smelting business, a silver mining business and a zinc mining business.

Enthone-OMI, a whollyowned subsidiary, operates a worldwide specialty chemicals business focused on functional and decorative coatings for the electronics and metal finishing industries. American Limestone Company, a whollyowned subsidiary, produces construction aggregates.

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


Asarco Copper Business

Asarco is one of the world's leading producers of copper. In 1997, production of copper from mines managed by Asarco was 1.4 billion pounds, 6.8% of western world copper mine production. Asarco's beneficial interest in copper production in 1997 was 977 million pounds.

A2

Asarco's  copper  business  includes its integrated  copper  operations in North
America, which accounted for 63% of its beneficial copper production in 1997, and an integrated copper business in Peru conducted through a 54.1%-owned subsidiary, Southern Peru Copper Corporation (SPCC). The North American copper business includes the Mission and Ray mines in Arizona; copper smelters in Hayden, Arizona and El Paso, Texas; and a copper refinery in Amarillo, Texas. Asarco also owns a 49.9% interest in Montana Resources' copper-molybdenum mine in Butte, Montana, a 75% interest in the Silver Bell copper mine in Arizona and an 86.7% interest in the Minto mine project, a new copper-gold mine which is currently under development in the Yukon Territory, Canada. The Company's Peruvian copper business, operated by SPCC, includes the Toquepala and Cuajone mines, the Ilo smelter and the Ilo refinery, all located in the southern part of Peru.

The Company's beneficial interest in mined copper production in 1997 was slightly below the record production of 1.0 billion pounds achieved in 1996. Production declined in 1997 due to lower throughput as a result of the increased hardness of ore principally at the North American copper operations. Partially offsetting this decline in production was increased production of solvent extraction/electro-winning (SX/EW) copper at Ray and at Silver Bell which started up in July 1997. Production at SPCC increased in 1997 due to operational improvements at the Cuajone concentrator and higher SX/EW production. Production at the SX/EW plant now exceeds its original design capacity.

The Company's beneficial interest in refined copper production in 1997 set a new record of 1.4 billion pounds. The increase was a result of operating improvements at the Amarillo refinery, increased capacity at SPCC's Ilo refinery, and the SX/EW production increases.


Ore Reserves

One of the strengths of Asarco's copper business is its large copper ore reserve position. The Company's beneficial interest in copper ore reserves at the end of 1997 was 3.4 billion tons containing 38 billion pounds of copper. Ore reserves are the key to a mining company's future and Asarco's position, which represents a composite life of 38 years at current production rates, is one of the best in the industry.


Copper Market

Demand for copper in 1997 was at a record level for the 12th straight year. Despite this robust demand, western world copper inventories increased in 1997 principally as a result of a slowdown in the rate of growth in Southeast Asia and reduced imports by China which drew down its inventories to meet their internal requirements. The copper price declined significantly in the second half of the year, ending the year at a four year low of 77 cents per pound. The Company believes that supply and demand will be in balance in 1998 and that the price should recover from the oversold condition at year end 1997.

In 1997, the copper price averaged $1.04 per pound on the New York Commodity Exchange (COMEX), $1.09 per pound for the first three quarters and $0.87 per pound in the fourth quarter. In 1996, the copper price averaged $1.06 per pound on the COMEX.

The average price on the London Metal Exchange (LME) was $1.03 in 1997, compared with $1.04 in 1996.

A3

The outlook for continued growth in copper demand is very favorable. Increasing intensity of use of copper in industrialized countries continues to fuel demand. In the last 10 years, the use of copper in the average automobile has increased over 55% to 61 pounds per car, reflecting the greater use of sophisticated electronics and motorized equipment. The average new home in the United States now contains 439 pounds of copper, about 15% greater than 10 years ago. Today's modern homes are being wired for multiple phone lines, intercoms and entertainment systems and increased electric power requirements. Commercial buildings require even greater amounts of copper wiring to meet the telecommunications and energy needs of business.

In the world's developing economies, copper is an essential building block. Electric power generation and distribution, as well as telecommunications and transportation projects all require large amounts of copper.

Demand for copper has grown at a 4.0% annual average rate over the last five years. No change is foreseen in the need for copper that might diminish this robust growth in demand for the foreseeable future. While economic disruptions, like the recent monetary crisis in Southeast Asia, may temporarily slow the rate of growth, the underlying long-term fundamentals continue to look promising.


Expansion of Low-Cost Copper

The Company's recent strategic focus has been the development of additional low-cost sources of copper production. The Company was active on three projects in 1997 and its exploration efforts are beginning to identify additional opportunities for the future. In 1997, these projects included work on the expansion of the Cuajone mine, part of the $1 billion expansion and modernization project at SPCC, the startup of the Silver Bell SX/EW operation, and the development of the Minto copper project now planned for startup in 2000.

The Cuajone mine is being expanded and will increase SPCC's annual copper production by 19%, or 130 million pounds. The Ilo smelter is being modernized and expanded to increase capacity and to enhance environmental performance. These projects will be completed in stages between 1998 and 2003. In 1997, financing for the project was arranged. The first stage, the $245 million expansion of the Cuajone mine, is expected to be completed in early 1999. Construction activities are underway and are on schedule.

The Ilo smelter is being modernized in stages. Construction of a new acid plant, designed to increase the capture of sulfur emissions, is scheduled for completion in 1998. Installation of a new smelting furnace and associated environmental controls will be completed in 2001, and completion of the converting section is expected in 2003. Engineering work on the smelter project is nearing completion and final decisions on the construction schedule will be made in 1998.

These projects remain attractive at current low copper prices and, therefore, the Company is proceeding with its plans to expand its low-cost copper operations in Peru.

Construction and development of a new SX/EW operation at the Silver Bell mine was completed in mid-1997. Since start-up, the project, in which the Company has a 75% interest, has produced at its planned annual rate of 36 million pounds of copper.

Development of the Minto mine in Yukon Territory, Canada, is scheduled for completion in 2000. The mine, in which Asarco has an 86.7% interest, is expected to produce 27 million pounds of copper and 10,000 ounces of gold annually.

A4

North American Copper Operations

There were a number of significant accomplishments at the Company's North American copper operations in 1997.

Ore grades at the Mission mine improved as a result of a full year's operation of the higher-grade underground mine which began production in mid-1996. Construction was completed in late summer of a large overland conveyor designed to move 58 million tons of waste per year at Mission. The system will reduce total waste removal costs by eight cents per ton, or $9.5 million per year.

Production at the Ray Complex's Hayden concentrator was curtailed in the fourth quarter of 1996 to reduce concentrate inventory. Inventory levels returned to normal and the Hayden concentrator was restarted in May. The Ray mine replaced its remaining eleven 170-ton-capacity trucks with five 240-ton-capacity haul trucks in late 1997.

Cathode copper production from the SX/EW operation at the Ray mine increased 5% in 1997 following application of a new leaching technology for low-grade sulfide material. The new leaching process provides both a quicker leach cycle and higher copper recovery.

The Hayden smelter processed a record level of concentrates in 1997 as a result of improved equipment availability and a more consistent and higher grade of concentrates processed. Modernization of the smelter's gas handling system and the process control system began in 1997 and is expected to be completed in the second quarter of 1998. These improvements are expected to further increase production rates and reduce operating costs.

The El Paso, Texas copper smelter, which uses CONTOP flash smelting technology, also set a record for concentrates smelted in 1997. In the fourth quarter of 1997, production rates were 10% over the original design capacity. Improved equipment availability and modifications to the Contop furnace feed system were the primary reasons for the production improvements.

The Amarillo copper refinery achieved record copper cathode and rod production and further improved the quality of its product. Amarillo also received its second three-year ISO 9002 certification.


Peruvian Copper Operations

Asarco conducts its Peruvian copper operations through SPCC, in which Asarco holds a 54.1% equity interest. SPCC's common shares are listed on the New York Stock Exchange and the Lima Stock Exchange. SPCC owns a 97.8% interest in its Peruvian Branch, which comprises substantially all of SPCC's operations. Labor shares which were issued to SPCC's workers under prior Peruvian law represent the remaining interest in the Branch. At the end of 1997, Asarco's beneficial interest in SPCC's operations, after the labor share interest, was 53.0%.

In 1997, SPCC produced 686 million pounds of copper from its mines, a 1.1% increase over 1996. Asarco's beneficial share of this production was 363 million pounds of copper. SPCC also produced 9.4 million pounds of molybdenum and 3.1 million ounces of silver.

In 1997, copper production at the Cuajone mine increased 2.6% from 1996, to 341 million pounds, as a result of higher ore grades. At the Toquepala mine, copper production was 247 million pounds, slightly lower than in 1996 as a result of lower ore grades. The Toquepala concentrator achieved record annual throughput partially offsetting the effect of the lower ore grades.

A5

SPCC also produced 98 million pounds of copper from its low-cost SX/EW plant located at Toquepala, 23% higher than the design capacity of the plant. The SX/EW facility produces refined copper cathodes from solutions leached from low-grade ores stockpiled at both the Toquepala and Cuajone mines.

The Ilo smelter processed 1.2 million tons of concentrates in 1997, producing 639 million pounds of copper in blister. SPCC began an expansion of the sulfuric acid plant at the smelter in 1996 to increase the capture of sulfur dioxide emissions from 18% to 30%. The project is on schedule for completion in the first quarter of 1998 and should further improve air quality.

The production capacity of the Ilo copper refinery was increased 20%, or 82 million pounds in 1996. Production in 1997 reached a record 513 million pounds.


Specialty Chemicals and Aggregates Businesses

In recent years Asarco has sought to develop businesses which will provide a source of earnings from non-metals operations.

Specialty Chemicals

Enthone-OMI is a worldwide supplier of specialty chemicals used to produce functional and decorative coatings on metals and plastics for the electronics and metal finishing industries. It markets its products from 30 locations throughout North America, Europe and Asia. Enthone-OMI's pre-tax profit increased 21% in 1997, to a record $29.4 million.

Asarco's involvement in the specialty chemicals business started 40 years ago, in 1957, with the acquisition of Enthone, Inc., a small, regional company based in New Haven, Connecticut. For three decades, Enthone focused its efforts on the United States, with overseas activities being handled by licensees. In 1988, Asarco significantly expanded the business through the acquisitions of OMI International and, in 1989, the Imasa Group in Europe. To gain greater control of its business in key growth markets, Enthone-OMI has made eight subsequent acquisitions including acquisition of the minority interests of Enthone-OMI (Singapore) in 1995, and an additional interest in 1996 in Hua-Mei, a joint venture in the Peoples Republic of China, bringing Enthone-OMI's ownership to 51%. Enthone-OMI has also acquired Industrias Oxy Metal, S.A., a Mexican specialty chemicals business, STS, a small Swiss specialty chemicals company and Blasberg Oberflachentechnik GmbH, a highly respected German specialty chemicals company.

Enthone-OMI has also generated internal growth by investing heavily in research and product and market development. These acquisitions and investments have made Enthone-OMI a global participant in the specialty chemicals business and have resulted in a compound annual growth rate of 23.6% in pre-tax profit since 1988.

Technical innovation and marketing effectiveness were the key factors contributing to a fourth consecutive year of record sales and earnings in 1997. Contributing to the growth was strong global market acceptance for new products providing improved corrosion resistance for automotive components, high performance coatings for printed circuit boards and electronic components, and advanced technology for manufacturing semi-conductor chips. A new state-of-the-art manufacturing facility and technical center in Singapore was completed in June to support growth in the ASEAN region.

All of Enthone-OMI's facilities are ISO 9001 or 9002 certified and the s'Hertogenbosch, Netherlands and Norrkoping, Sweden facilities were the first to receive ISO 14001 certification for environmental management systems in 1997.

A6

Aggregates

American Limestone Company, a wholly owned subsidiary, produces construction aggregates, ready mixed concrete and agricultural limestone at locations in Tennessee and Virginia. Aided by favorable weather and a good construction market in the Southeast in 1997, American Limestone increased sales by 15% and recorded its fourth consecutive year of record earnings with pre-tax profits of $13.8 million. Since 1989, American Limestone's earnings have grown at a compound annual growth rate of 14%.

Asarco has also made several modest-sized investments in the aggregates business since 1989, however, most of American Limestone's earnings growth has been from expansions and increased volumes from its original properties and from good cost control. Demand for aggregates in American Limestone's market area is expected to continue to be strong in 1998.


Lead Operations

The primary domestic uses of lead are for automotive and industrial batteries and, to a lesser extent, for lead oxide for glass, solder and other industrial uses. A substantial portion of Asarco's lead sales are made under annual contracts to industrial users. Remaining lead sales are sold as an intermediate product to lead refineries outside the United States.

Asarco's lead business includes its integrated Missouri lead mining, smelting and refining business and a custom smelting business in East Helena, Montana.

Asarco's Missouri lead business consists of two mines and a smelter and refinery. The Company's Sweetwater and West Fork mines provide approximately 90% of the feed for the Glover smelter and refinery with the balance coming from purchased lead concentrates. Zinc is an important co-product of the lead mining operations. Production of mined lead and zinc declined in 1997 compared with recent years due to lower ore grades. In 1997, the Company completed its modernization project at the Glover smelter and refinery. With the completion of this project, the Glover facility met all federal ambient air standards in 1997 and increased refined lead production by 4.5% over the prior year.

Asarco's custom lead business consists of its East Helena, Montana lead smelter. The Company permanently closed its Omaha lead refinery in June 1997 and continues to work with the City of Omaha and the State of Nebraska to convert the site into a park. The Company now sells the lead bullion produced at East Helena to refineries located outside the United States. The custom lead business depends on the availability of precious metal-bearing lead materials primarily from U.S. and Latin American mines. While the custom lead business was not profitable in 1997, the closure of the Omaha refinery and process improvements at East Helena improved operating results during the last half of the year.

In 1997, the Company completed a modernization project at East Helena. The East Helena plant met all federal ambient air standards for 1997.

The Leadville mine in Colorado is 60% owned and managed by Asarco and produces lead, zinc and silver. In January 1997, the mine was reopened after a brief period on standby. The mine was not profitable in 1997 due to low metal prices.

A7

Lead Market

About 65% of lead consumption is used in storage batteries for automobiles and other equipment. World wide consumption of refined lead has grown steadily in recent years at an annual rate of 2.7%. Lead is the preferred material for the cost-effective storage of energy in batteries. The consumption of lead in television screens and in X-ray shielding has also been growing in recent years.


Silver Operations

The principal uses for silver in the United States are for photographic, electrical and electronic products and, to a lesser extent, brazing alloys and solder, jewelry, coinage, silverware and catalysts. Silver is sold under monthly contracts or in spot sales principally to industrial users.

Asarco owns a 50% interest in Silver Valley Resources which owns and operates the Coeur and Galena mines in Wallace, Idaho. The Coeur mine resumed operations in mid-1996 after a five-year standby period. In May 1997, operations at the Galena mine were resumed. A development program, begun in 1995, has been successful in identifying additional higher-grade silver reserves.

The Company also owns a 75% interest in the Troy, Montana silver-copper mine, which currently is on standby. The Company plans to restart Troy in conjunction with the development of the nearby Rock Creek silver-copper deposit which has been in the permitting process since 1987. In 1997, the Company submitted a draft supplemental environmental impact statement for Rock Creek and expects to receive an approved final environmental impact statement in 1998 and operating permits in 1999.

Silver Market

Since 1979, demand for silver has grown 73%. Consumption of silver, which primarily is used for photographic materials, electronics and jewelry, has grown to more than 830 million ounces annually. Since 1990, demand for silver has exceeded mine production and by the third quarter of 1997 the surplus of 875 million ounces of silver accumulated in the 1980s was finally consumed. With consumption currently exceeding production by a substantial margin and with reduced worldwide inventories, the outlook is favorable for the silver price.


Zinc Operations

Zinc is primarily used in the United States to make galvanized metal products, zinc-based alloys, brass products, zinc oxide, rolled zinc and for other industrial uses. The Company's zinc production is sold in the form of concentrates under contracts of one to three years duration.

The Company operates four zinc mines near Knoxville, Tennessee. It also produces zinc as a co-product at its Missouri and Leadville mines. Production in 1997 of zinc in Tennessee was below 1996 levels, due to a 42-day strike in the fourth quarter.

Despite this work stoppage, financial results of the Tennessee operations improved in 1997 due to higher zinc prices. New Market, one of the four Tennessee mines, was placed on standby in the fourth quarter of 1996 and its operations are expected to remain suspended in 1998.

A8

Zinc Market

Zinc is used primarily as a protective coating material in construction and in transportation and electrical equipment. A 1996 supply deficit resulted in higher zinc prices during much of 1997. Growth in Western World zinc demand has averaged 3.4% over the last five years.


Specialty Metals

The Company operates a specialty metals business at its Globe plant in Denver, Colorado. In 1997, the Company completed the transformation of the business from processing of intracompany secondary materials into a stand-alone specialty metals operation. The Globe plant, which produces litharge, bismuth compounds and high purity metals, was profitable in 1997 and the Company expects it to continue its growth.


Environment, Safety and Health

Protection of the environment is one of Asarco's principal operating objectives. The Company has made and continues to make substantial investments to deal with environmental issues associated with historical Company operations. The Company has also put in place policies, practices and procedures to meet today's environmental standards.

Nearly two years ago, the Company initiated a discussion with the U.S. Environmental Protection Agency to establish a voluntary compliance framework to resolve environmental matters on a nationwide basis and eliminate the time and expense of dealing with issues individually through negotiation and litigation. In early 1998, an agreement was reached on most outstanding issues in the Company's copper and lead mining, smelting and refining operations in the United States. The agreement also establishes a basis for the Company and Federal and state agencies to work together in the future.

The Company has adopted a comprehensive Environmental Management System (EMS). This system integrates environmental management procedures into the operating management systems of the Company. Under EMS Company facilities are audited regularly to assure conformity with EMS, employees receive annual environmental awareness training and practices have been established to deal with the environmental responsibilities of each of the Company's operations.

The agreement includes new capital projects totaling $61.5 million that resolve issues that have been under study at the Ray mine and East Helena smelter. The largest capital project, $55 million over six years, provides for the extension of an existing tunnel at the Ray mine which diverts Mineral Creek around the Ray mine workings. The project will have a positive effect on future operations as well as on the environment. Asarco also agreed to pay penalties of $6.4 million to resolve past disputed issues. These penalties are covered by existing environmental reserves.

Asarco has also been active in developing and installing new environmental technologies. Storm water recycling systems, dust suppression equipment and gas collection facilities have been installed at a number of locations. The Company has developed an innovative biotreatment process for mine water and developed low-impact land reclamation methods using cattle to fertilize and stabilize soils.

This investment of time and capital is paying off. For example, Asarco was in full compliance in 1997 with new restrictive standards for air emissions at its decades-old lead smelters in Missouri and Montana.

A9

Asarco is also very active in remediating environmental conditions at current and former operating properties. Many of these projects are done in cooperation with state and Federal government agencies. Asarco is working with communities in Omaha, Nebraska and Tacoma, Washington to transform its former industrial sites into parks and new commercial centers. In 1997, Asarco spent $63 million on remediation work related to historic operations.

Safety and Health

The safety and health of its employees is Asarco's most important operating objective. A Corporate Safety and Health Review Committee sets safety standards for each unit's operations, monitors performance and administers recognition programs which reward safety excellence. In 1997, a portion of each salaried operating employee's incentive compensation was directly linked to their operating unit's safety and health performance. The program has been very successful.

In 1997, there were 28% fewer lost work day injuries in the Company's domestic mines and 37% fewer lost work day injuries in its domestic plants. The Company believes that a safe and healthy workplace is an essential goal. While the programs in place have improved safety performance, management will continue to focus attention on safety and health issues and will continue with extensive training, education programs and recognition programs with the objective of creating an accident-free workplace.

Exploration

Asarco's exploration effort is focused on the identification and acquisition of advanced gold, copper and silver exploration projects. In 1997, the Company spent $32 million on an active mineral exploration program. Over 90% of expenditures were directed at projects outside the United States, principally in French Guiana, Chile, Peru, Bolivia and Australia. Work in the United States was mostly directed at identifying additional reserves at the Company's operating properties.

In French Guiana, Asarco has interests in five large project areas with known gold anomalies. Drilling at the Company's 100% owned Camp Caiman project has identified a near-surface gold deposit within a five-mile long gold in soil anomaly associated with a major structural zone. A resource of 18.6 million tons of ore with a grade of 0.08 ounces of gold per ton has been identified. This resource contains 1.5 million ounces of gold. Gold mineralization at Camp Caiman is open-ended and the drilling program is continuing. To assist the company in meeting its environmental and social responsibilities in the Camp Caiman project, an expert, independent Advisory Committee has been created.

Thought to be the first of its kind in the mining industry, the committee includes persons with recognized expertise in conservation of tropical environments. To date the Committee has provided independent review and advice on environmental and issues associated with exploration and preliminary mine planning.

Evaluation of the San Bartolome silver project near Cerro Rico de Potosi in Bolivia is at an advanced stage. A minable reserve of 11 million tons of ore with a grade of 4.0 ounces of silver per ton, containing some 44 million ounces of silver has been identified. There is excellent potential to add to this reserve.

SPCC has been pursuing copper and gold exploration targets in Peru. The most advanced project is the Tantahuaty copper-gold project in northern Peru, in which SPCC has a 44% interest and is the operator. Drill results to date have been encouraging at this porphyry type deposit. Further drilling is planned for 1998.

Asarco has recently increased its exploration activities in Chile and several properties in northern Chile are being examined and drilled. The most advanced project is a moderate-sized oxide copper deposit where drilling to confirm a minable reserve is underway.

A10

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

                                    EMPLOYEES

At December 31, 1997, Asarco excluding SPCC, employed about 6,900 persons, of whom about 3,700 were covered by contracts with various unions, most of which were affiliated with the AFL-CIO. At December 31, 1997 SPCC employed about 4,900 persons, substantially all of whom were covered by labor contracts.


                                 ENERGY MATTERS

Asarco's energy requirements are met from a variety of sources, including fuel oil, diesel fuel, gasoline, natural gas, coke and electric power. Asarco has a large number of contracts of varying duration for its energy needs, typically negotiated on an individual basis from time to time. Generally, substitute sources are available except where requirements are guaranteed by local utility companies. No reductions or interruptions of any operations because of energy shortages were experienced in 1997.


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

A11

The Company anticipates spending $53 million for environmental control capital expenditures at its operating units in 1998. Capital expenditures by Asarco at its operating mines, smelters and refineries in order to comply with environmental  standards  in the past  three  years  have  been  (in  millions):
1997-$64;1996-$71; 1995-$93. Recurring costs associated with managing hazardous substances and environmental issues in ongoing operations including interest on environmental improvement bonds and other debt incurred for environmental control facilities, reduced pre-tax earnings by (in millions):
1997-$113;1996-$113; 1995-$103.

Environmental matters, including a discussion of the Company's reserve for closed plants and environmental costs, are set forth in the Contingencies and Litigation Note 8 to the Financial Statements and in Management's Discussion and Analysis of Operations and Financial Condition and are incorporated herein by reference.

On January 23, 1998, the Company, the United States Department of Justice and the Environmental Protection Agency ("EPA") announced the signing of a multi-region voluntary agreement covering many environmental issues affecting the Company's United States operations. Two consent decrees containing the agreement have been filed in the United States District Courts in Phoenix, Arizona and Helena, Montana, and are subject to approval by both courts following public comment. The agreement includes a commitment to undertake capital expenditures totaling $61.5 million and will cover a number of operational changes to resolve disputed compliance issues at the Company's Ray, Arizona mine and East Helena, Montana smelter. A significant aspect of the agreement is an Asarco-initiated Environmental Management System, which combines operational and environmental systems, policies and practices. The Company has agreed to pay penalties of $6.4 million applicable to past issues at Ray and East Helena without an admission of wrongdoing or liability.

On March 24, 1995, EPA issued a Record of Decision ("ROD") for the Company's Tacoma smelter site in Tacoma, Washington, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"). The smelter site is part of the Commencement Bay Superfund site. The ROD calls for excavation and disposal of soils, and demolition debris in an on-site containment facility, capping of the site, demolition of remaining buildings, replacement of the surface water drainage system and diversion of groundwater and off-site surface water. A Consent Decree between the Company and the EPA to carry out the ROD was entered by the United States District Court on January 3, 1997. Remediation pursuant to the Consent Decree is proceeding.

At Ruston, Washington, an area which is also part of the Commencement Bay Superfund site, on May 2, 1995, a Consent Decree between the Company and EPA was entered by the United States District Court in Tacoma, Washington, pursuant to which the Company agreed to sample and, if necessary, remediate the residential area surrounding the Tacoma smelter site. To date, approximately 470 residential and right-of-way properties have been remediated. The Company is currently working with EPA on a proposed plan for the remediation of off-shore sediments in this area. Remaining issues at the Commencement Bay Superfund site, which has hundreds of potentially responsible parties ("PRP"), will not be addressed until additional studies are completed.

In November 1994, at the Bunker Hill Superfund site in Idaho, the Company and two other mining companies entered into a Consent Decree with the EPA, which was approved by the United States District Court. The companies have remediated approximately 1,217 residential properties as well as other areas, commercial properties and rights of way. Remediation of additional yards and other properties continues.

A12

On March 22, 1996, the United States government filed an action in United States District Court in Boise, Idaho, against the Company and three other mining companies under CERCLA and the federal Clean Water Act for alleged natural resource damages to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over approximately the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for restoration of the area. The Company believes, and has been advised by outside legal counsel, that it has strong legal defenses to the lawsuit. In 1996, the court granted a motion to consolidate this case with a prior similar lawsuit filed by the Coeur d'Alene Tribe. In August 1997, the United States filed a motion to add to the lawsuit several companies, including certain subsidiaries of the Company. In February 1998, the EPA announced it intends to conduct a Remedial Investigation/Feasibility Study to assist in developing a comprehensive remediation plan for the Coeur d'Alene River Basin.

In September 1997, the Nebraska Department of Environmental Quality approved a Remedial Action Work Plan submitted by the Company for remediation of the site of the Company's former Omaha, Nebraska, lead refinery, which had suspended operations on June 1, 1996.

In 1994, at the Leadville Superfund site in Colorado, a Consent Decree with the EPA and other potentially responsible parties was entered by the United States District Court. The Consent Decree resolved many of the liability issues at the site. Final remedy selection must await the issuance of the ROD which is expected in 1998. Through the end of 1997 the Company has spent approximately $43 million for remediation at the site. Remaining issues at Leadville will not be addressed until additional studies are completed.

In 1997, at the East Helena Superfund site in Montana, the Company completed the remediation of approximately 25 residences at a cost of approximately $1.439 million. This brings the total number of residential properties remediated to date to 564. Additional properties are expected to require remediation, which together with proposed community protection measures, is estimated to require an expenditure of approximately $2.1 million over the next five years.

EPA issued, on June 14, 1996, a Unilateral Administrative Order directing the Company and the other potentially responsible parties to implement the remedy specified in the Record of Decision of the Mine Operable Unit of the Butte Montana Superfund site issued on September 29, 1994.

In 1997, at the Globe proposed Superfund site in Denver, Colorado the Company completed the remediation of approximately 187 properties, including residences, commercial properties and open spaces, at a cost of approximately $4.1 million pursuant to a Consent Decree with the State of Colorado and a settlement of a lawsuit entered in 1993. This brings the total number of properties remediated to date to approximately 549. Remediation has also started at the plant site itself. Remediation of additional properties and the plant site will continue for the next several years.

In 1995, the Company completed and presented to the Washington Department of Ecology ("Ecology")a remedial investigation and feasibility study report of the Company's former smelter site in Everett, Washington. In early 1997, Ecology issued an Enforcement Order to the Company pursuant to which the Company is performing additional studies and remediation at the site. In late 1997, the Company, Ecology, the City of Everett, two citizens' groups, a county, and other interested parties began mediation process regarding the remediation plan for the site. It is anticipated that Ecology will issue a remediation plan some time in 1998. The Company is investigating claims presented by several area residents and some governmental entities for alleged costs or damages based on soil contamination.

A13

In October 1996, the Company responded to an August 30, 1996 General Notice Letter from the EPA and offered to perform certain investigation and remediation activities at the Circle Smelting site in Beckemeyer, Illinois, an area where a subsidiary of the Company previously operated a zinc smelter. Pursuant to an Administrative Consent Order, effective August 1, 1997, the Company is implementing the investigation and the remediation that it offered to perform. Additionally the Company is negotiating with another potentially responsible party for liability contribution.

In September 1997, the Company entered into an Administrative Order on Consent to conduct an Engineering Evaluation/Cost Analysis ("EE/CA") for the portal discharge from the Company's former Gem mine in the Coeur D'Alene River Basin in Idaho, which drains to a tributary of the Coeur d'Alene River. The Company has agreed to implement the remedy selected by the EE/CA process.

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

In addition to the sites described above, the Company and certain subsidiaries received notices of potential liability pursuant to CERCLA and various similar state laws from the EPA or other federal and state agencies regarding numerous other sites. At several of those sites the Company's liability will likely be minor.

In 1997, the Company also received notices from EPA regarding alleged violations of the federal Resources Conservation and Recovery Act ("RCRA") at the Company's Encycle/Texas facility and the federal Clean Water Act ("CWA") at the Tennessee Mines facilities; no specific penalty amounts have been demanded.

In July 1996, the Company filed a lawsuit in State Court in Nebraska challenging the right of the state to exercise direct enforcement of the National Ambient Air Quality Standard ("NAAQS") for lead applicable to the Company's Omaha plant; however, no further action is anticipated because of the Company's suspended operations at the facility in June 1996.

SIPs designed to achieve compliance by January 6, 1997 with the EPA ambient air quality standard for lead of 1.5 micrograms per cubic meter of air have been developed and approved in each state in which Asarco has a lead smelter or refinery. Final EPA approval of each plan is expected in the near future.

A14

The Company is studying means of compliance with RCRA through process changes at its facilities, where feasible, to manage the wastes not excluded from regulation. Mine tailings, slag, and slag tailings from primary copper processing, calcium sulfate wastewater treatment plant sludge from primary copper processing, and slag from primary lead processing at the Company's operations are excluded from RCRA regulation. The Company is a party to a court approved Consent Decree with the Missouri Department of Natural Resources, in which the Company has implemented certain process changes and is conducting sampling and testing to remain in compliance with RCRA requirements at its Glover smelter. The Company has successfully completed all submittals required by the Consent Decree and is awaiting the state's response to its Site Assessment Investigation Workplan.

Asarco is subject to federal and state laws and regulations pertaining to plant and mine safety and health conditions, including the Federal Occupational Safety and Health Act of 1970 and Mine Safety and Health Act of 1977. Asarco has made, and is likely to continue to make, expenditures to comply with such laws and regulations.


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

A15

Item 2. Properties

ASARCO Worldwide Operations

METALS

COPPER MINES
Mission;  Sahuarita, Arizona
Montana Resources; Butte, Montana
Ray; Hayden, Arizona
Silver Bell; Silver Bell, Arizona
Minto; Yukon Territory, Canada
Cuajone; Peru
Toquepala; Peru

COPPER PLANTS
Amarillo, Texas (Refinery)
El Paso, Texas (Smelter)
Hayden, Arizona (Smelter)
Ray; Hayden, Arizona
  (Electrowinning Plant)
Silver Bell; Arizona (SX/EW)
Ilo; Peru (Smelter, Refinery)
Toquepala; Peru (SX/EW)


LEAD MINES
Leadville; Leadville, Colorado
Sweetwater; Reynolds County, Missouri
West Fork; Reynolds County, Missouri

LEAD PLANTS
East Helena, Montana (Smelter)
Glover, Missouri (Smelter, Refinery)


ZINC MINES
Coy; Jefferson County, Tennessee
Immel;  Knox County, Tennessee
New Market; Jefferson County, Tennessee (2)
Young;  Jefferson County, Tennessee
Leadville; Leadville, Colorado
Sweetwater; Missouri
West Fork; Missouri


SILVER MINES
Silver Valley Resources; Wallace, Idaho
Troy; Troy, Montana (2)
Leadville; Leadville, Colorado
Mission; Sahuarita, Arizona
Ray; Hayden, Arizona
Montana Resources; Butte, Montana
Cuajone and Toquepala, Peru

A16

SILVER AND GOLD PLANTS
Amarillo (Refinery), Texas
Ilo (Refinery), Peru


MOLYBDENUM MINES
Montana Resources; Butte, Montana
Cuajone; Peru
Toquepala; Peru


SPECIALTY CHEMICALS
Enthone-OMI
North America
  Bridgeview, Illinois
  West Haven, Connecticut
  Orange, Connecticut
  Warren, Michigan
  Toronto, Canada
  Mexico City, Mexico

Europe
  Barcelona, Spain
  s-Hertogenbosch, Netherlands
  Woking, United Kingdom
  Milan, Italy
  Marne-La-Vallee, France
  Luien, Austria
  Solingen, Germany
  Norrkoping, Sweden
  Geneva, Switzerland

Pacific Rim
  Melbourne, Australia
  Tsuen Wan, Hong Kong
  Singapore
  Shen Zhen, People's Republic
    of China
  Yokohama, Japan
  Taipei, Taiwan
  Penang, West Malaysia


AGGREGATES
American Limestone Company, Inc.
  (Construction Aggregates,
   Concrete, Agricultural Limestone)
  Knoxville, Tennessee
  Tri-Cities, Tennessee
  Nashville, Tennessee
  Abingdon, Virginia

A17

ENVIRONMENTAL SERVICES
Encycle/Texas, Inc.
  Corpus Christi, Texas
Hydrometrics, Inc.
  Helena, Montana
  East Helena, Montana
  Billings, Montana
  Kalispell, Montana
  Spokane, Washington
  Tacoma, Washington
  Ruston, Washington
  Kellogg, Idaho
  Denver, Colorado
  Tucson, Arizona
  El Paso, Texas


OTHER

Specialty Metals
Denver, Colorado


INVESTMENTS

Grupo Mexico, S.A. de C.V. (8.2% ownership)
Thirteen mines, nine metallurgical
  plants throughout Mexico,
  including: La Caridad and Cananea
  (Copper, Lead, Zinc, Silver, Gold,
  Coal, Coke, Fluorspar, Sulfuric Acid)

(1) Beneficial interest for this operation is shown in the Mineral Reserves tables starting on page A19

(2)   On standby

A18

Southern Peru Copper Corporation

SPCC operates two open pit mines under concessions granted by the Peruvian government.

Silver Valley Resources

In 1995, Asarco and Coeur d'Alene Mines Corporation established Silver Valley Resources, a corporation owned 50% by each, to consolidate the companies' interest in the Coeur and Galena silver mines in Idaho. The Couer mine began production in May 1996 and the Galena mine began production in June 1997. Asarco has an equity interest in Silver Valley Resources profits or losses in proportion to the 50% related ownership interest.

Silver Bell

In 1996, Asarco and Mitsui & Co. Ltd., established Silver Bell L.L.C., a limited liability corporation owned 75% by Asarco and 25% by Mitsui & Co. Asarco's interest in Silver Bell L.L.C. profits and losses is in proportion to its 75% related ownership interest.

Leadville

Leadville is operated by Asarco under a joint venture agreement. Asarco and its joint venture partner share operating results in proportion to their respective ownership interests, except that Asarco bears 100% of losses, if any in excess of cumulative profits generated since October 1991.

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

Investments

In 1997, Asarco sold all of its unrestricted shares of Grupo Mexico, S.A. de C.V. Asarco currently owns 8.2% of Grupo Mexico, which operates thirteen mines under concessions granted by the Mexican government.

A19


The following production information is provided:

MILL PRODUCTION                          1997                           1996                         1995
---------------                          ----                           ----                         ----
                                               Avg Mill                      Avg Mill                       Avg Mill
                              Ore Milled       Recovery      Ore Milled      Recovery       Ore Milled    Recovery Rate
                                 (000s           Rate           (000s          Rate        (000s Tons)         (%)
ASARCO                           Tons)           (%)            Tons)           (%)
                             -------------- --------------- -------------- -------------- --------------- --------------
Domestic
  Mission                        14,822            83.8         15,192           85.9          14,803           83.6
  Mission South                   7,341            83.0          7,616           82.5           7,346           82.7
  Hayden
   Concentrator                   8,295            80.8          8,975           81.5           8,452           78.4
  Ray Concentrator               11,223            82.3         12,687           82.4          13,216           82.7
  Montana Resources              15,219            89.8         15,990           87.2          14,853           90.9
  Leadville (a)                     202            88.6            131           95.1             219           91.4
  Sweetwater                      1,403            98.4          1,271           98.3           1,269           98.1
  West Fork                       1,025            96.8          1,007           97.2           1,005           97.7
  Tennessee                       2,173            91.4          2,823           92.4           3,206           92.6
Other
  Quiruvilca (b)                      -               -              -              -             291           82.1
SPCC (c)
----

Toquepala                        18,998            87.9         18,609           84.2          16,937           89.0
Cuajone                          21,719            87.0         21,249           81.7          21,378           84.3

Productive Capacity (d)

                                      Defined                                                               Defined
     Smelter                          Capacity           Refineries                                         Capacity
     Anode Copper (tons)                                 Copper (tons)
       El Paso                            115,000          Amarillo                                          483,000
       Hayden                             175,000          Ray (SX-EW)                                        40,000
                                          -------
                                                           Silver Bell, L.L.C. (SX-EW)                        18,000
         Total                            290,000          Ilo - SPCC (c)                                    247,000
     Blister Copper (tons)                                 Toquepala (SX/EW)(c)                               40,000
                                                                                                             -------
       Ilo - SPCC (c)                     320,000            Total                                           828,000

     Lead Bullion (tons)                                 Lead (tons)
       East Helena                         75,000          Omaha (e)                                               -
       Glover                             130,000          Glover                                            130,000
                                          -------
         Total                            205,000

                                                         Silver (000s ounces)
                                                           Amarillo                                           60,000
                                                         Gold (ounces)
                                                           Amarillo                                          600,000

(a)      1997 reflects Asarco's beneficial interest in Leadville at 100%.

(b)      Asarco sold its 80% interest in Quiruvilca in August 1995.

(c) Asarco consolidated SPCC effective January 1, 1995. The minority interest in SPCC, represented by Labor Shares in its Peruvian Branch, results in Asarco having a beneficial interest which is less than its equity interest in SPCC. Asarco's beneficial interest in SPCC was 53.0% at December 1997, 52.6% at December 1996 and 52.3% at December 1995.

(d) Asarco's estimate of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content of input material for the three years shown. No adjustment is made for shutdowns or production curtailments due to strikes or air quality emissions restraints.

(e)      Asarco  ceased  refining lead at its Omaha,  Nebraska  refinery in June
         1996.

A20

METAL PRODUCTION STATISTICS

COPPER                                                 Mineral        Average
                                                      Reserves        Mineral                    Metal Production
                                         Asarco         (000s         Content                    Contained Metal
                                          Int.          Tons)           (%)                       (000s Pounds)
                                                                                                  -------------
                                           (%)        12/31/97        12/31/97         1997             1996            1995
                                           ---        --------        --------         ----             ----            ----
MINES
Domestic
   Mission Complex                            100        514,091            .70         252,300          261,200        224,600
   Ray                                        100        969,689            .62         230,700          273,200        260,400
   Ray leachable                              100        189,037            .44          73,400           70,200         70,200
   Montana Resources                         49.9        499,438            .33          91,400          104,800        112,800
   Silver Bell L.L.C.                       75(a)        178,892            .38          19,300            4,800          6,800
   Troy (b)                                    75                                             -                -              -
                                                                                  ------------------------------------------------
     Total Domestic                                                                     667,100          714,200        674,800
                                                                                  ------------------------------------------------
SPCC (c)
   Toquepala-sulfide                      53.0(d)        313,149            .83         246,800          252,900        256,200
          -leachable                      53.0(d)        664,887            .19          87,900           88,600         10,000
   Cuajone-sulfide                        53.0(d)      1,422,339            .64         340,600          332,000        291,000
          -leachable                      53.0(d)         14,972            .95          10,200            4,600              -
Other
   Quiruvilca-Peru (e)                                                                        -                -          1,200
   Minto                                     86.7          7,176           2.13               -                -              -
                                                                                  ------------------------------------------------
                                                                                        685,500          678,100        558,400
                                                                                  ------------------------------------------------
Asarco Beneficial Production                                                            977,400        1,015,900        898,400
                                                                                  ------------------------------------------------

SMELTERS
   El Paso                                    100                                       239,500          230,000        253,000
   Hayden                                     100                                       423,900          429,800        387,000
   SPCC - Ilo                             53.0(d)                                       638,700          633,600        634,400
                                                                                  ------------------------------------------------
      Total                                                                           1,302,100        1,293,400      1,274,400
                                                                                  ------------------------------------------------
Asarco Beneficial Production                                                          1,001,900          991,800        956,400

REFINERIES
  Amarillo                                    100                                       984,600          945,600        966,800
  Ray (SX/EW)                                 100                                        73,400           70,200         70,200
  Silver Bell L.L.C. (SX/EW)                75(a)                                        18,200                -              -
  SPCC - Ilo                              53.0(d)                                       513,300          439,600        432,400
    Toquepala (SX/EW)                     53.0(d)                                        98,100           93,200         10,000
                                                                                  ------------------------------------------------
   Total                                                                              1,687,600        1,548,600      1,479,400
                                                                                  ------------------------------------------------
Asarco Beneficial Production                                                          1,394,200        1,295,000      1,258,000
                                                                                  ------------------------------------------------

(a) Asarco's interest in Silver Bell was 100% until February 1996 when Asarco sold a 25% interest to Mitsui & Co., Ltd. Silver Bell L.L.C. commenced SX/EW operations in July 1997.

(b)      Troy is currently on standby.

(c) In addition to the proven and probable ore reserves, SPCC is evaluating 370 million tons of mineralized reserves with an average copper grade of 0.62%.

(d) Asarco consolidated SPCC effective January 1, 1995. The minority interest in SPCC, represented by Labor Shares in its Peruvian Branch, results in Asarco having a beneficial interest which is less than its equity interest in SPCC. Asarco's beneficial interest in SPCC was 53.0% at December 1997, 52.6% at December 1996 and 52.3% at December 1995.

(e)      Asarco sold its 80% interest in Quiruvilca in August 1995.

A21

LEAD

                                                           Mineral       Average
                                                           Reserves      Mineral                    Metal Production
                                              Asarco     (000s Tons)     Content                     Contained Metal
                                               Int.                        (%)                        (000s Pounds)
                                                                                    ---------------------------------------------
                                               (%)         12/31/97      12/31/97       1997           1996           1995
                                           --------------------------------------------------------------------------------------
MINES
Domestic
   Leadville                                       100(a)        407          2.72         9,500          6,500         10,000
   Sweetwater                                      100        11,724          4.28       113,900        106,900        124,400
   West Fork                                       100         5,033          5.00       107,600        107,100        110,000
                                                                                    ---------------------------------------------
      Total Domestic                                                                     231,000        220,500        244,400
Other
   Quiruvilca-Peru (b)                                                                         -              -          7,800
                                                                                    ---------------------------------------------
      Total                                                                              231,000        220,500        252,200
                                                                                    ---------------------------------------------

Asarco Beneficial Production                                                             231,000        217,900        246,600
                                                                                    ---------------------------------------------

SMELTERS
   East Helena                                     100                                   116,600        124,900        127,800
   Glover                                          100                                   254,200        243,300        271,600
                                                                                    ---------------------------------------------
      Total                                                                              370,800        368,200        399,400
                                                                                    ---------------------------------------------

REFINERIES
   Omaha (c)                                       100                                         -         51,400        140,800
   Glover                                          100                                   254,200        243,300        271,600
                                                                                    ---------------------------------------------
      Total                                                                              254,200        294,700        412,400
                                                                                    ---------------------------------------------


(a)      1997 reflects Asarco's beneficial interest in Leadville at 100%.

(b)      Asarco sold its 80% interest in Quiruvilca in August 1995.

(c)      Asarco ceased refining lead at its Omaha, Nebraska refinery in June
         1996.

A22

ZINC

                                                               Mineral       Average
                                                              Reserves       Mineral                Metal Production
                                                Asarco       (000s Tons)     Content                Contained Metal
                                                  Int                          (%)                   (000s Pounds)
                                                                                        -----------------------------------------
                                                   (%)         12/31/97       12/31/97       1997         1996         1995
                                              -----------------------------------------------------------------------------------
MINES
Domestic
   Leadville                                           100(a)          407        9.01        23,600       18,300        30,800
   Sweetwater                                          100          11,724         .35         2,700       13,800        24,400
   West Fork                                           100           5,033         .99        14,700       14,400        21,800
   Tennessee                                           100           6,102        3.06       104,900      132,700       154,200
                                                                                         ----------------------------------------
      Total Domestic                                                                         145,900      179,200       231,200
Other
   Quiruvilca-Peru (b)                                                                             -            -        25,200
                                                                                         ----------------------------------------
      Total                                                                                  145,900      179,200       256,400
                                                                                         ----------------------------------------

Asarco Beneficial Production                                                                 145,900      171,900       238,800
                                                                                         ----------------------------------------




MOLYBDENUM
                                                                                                1997         1996          1995
                                                                                         ----------------------------------------

MINES
Domestic
   Mission                                             100         514,091         .02             -          800           900
   Montana Resources                                  49.9         499,438         .03        10,300       11,000        10,200
                                                                                         ----------------------------------------
       Total Domestic                                                                         10,300       11,800        11,100
                                                                                         ----------------------------------------

SPCC (d)
   Toquepala                                          53.0(c)         313,149         .07      6,100        4,500         3,700
   Cuajone                                            53.0(c)       1,422,339         .03      3,300        4,200         4,300
                                                                                         ----------------------------------------
       Total                                                                                   9,400        8,700         8,000
                                                                                         ----------------------------------------

Asarco Beneficial Production                                                                  10,100       10,900        10,000
                                                                                         ----------------------------------------

(a)      1997 reflects Asarco's beneficial interest in Leadville at 100%.

(b)      Asarco sold its 80% interest in Quiruvilca on August 31, 1995.

(c) Asarco consolidated SPCC effective January 1, 1995. The minority interest in SPCC, represented by Labor Shares in its Peruvian Branch, results in Asarco having a beneficial interest which is less than its equity interest in SPCC. Asarco's beneficial interest in SPCC was 53.0% at December 1997, 52.6% at December 1996 and 52.3% at December 1995.

(d) In addition to the proven and probable ore reserves, SPCC is evaluating 370 million tons of mineralized reserves with an average molybdenum grade of 0.03%.

A23

SILVER

                                                              Mineral        Average
                                                              Reserves       Mineral               Metal Production
                                                 Asarco     (000s Tons)      Content               Contained Metal
                                                  Int.                      (oz/Ton)              (000s troy ounces)
                                                                                       -----------------------------------------
                                                  (%)         12/31/97      12/31/97        1997         1996          1995
                                              ----------------------------------------------------------------------------------
MINES
Domestic
   Silver Valley Resources                             50          1,607        19.48         3,436         1,651          -
   Leadville                                       100(a)            407         1.67           250           176        347
   Mission                                            100        514,091          .16         2,169         1,981      2,604
   Montana Resources                                 49.9        499,438          .07           858           822        680
   Ray                                                100              -            -           424           480        839
   Sweetwater                                         100         11,724          .13            83           176        272
   Troy (b)                                            75         11,996         1.42             -             -          -
   West Fork                                          100          5,033          .25           171           175        232
                                                                                        ----------------------------------------
      Total Domestic                                                                          7,391         5,461      4,974

SPCC
   Toquepala                                      53.0(c)        313,149            -         1,474         1,412      1,557
   Cuajone                                        53.0(c)      1,422,339            -         1,671         1,685      1,401
Other
   Quiruvilca-Peru (d)                                                                            -             -      1,621
   San Bartolome                                      100         10,700         3.97             -             -          -
   Minto                                             86.7          7,176          .27             -             -          -
                                                                                        ----------------------------------------
      Total                                                                                  10,536         8,558      9,553
                                                                                        ----------------------------------------

Asarco Beneficial Production                                                                  6,901         5,778      7,273
                                                                                        ----------------------------------------

REFINERIES
   Amarillo                                           100                                    20,330        30,842     37,265
   SPCC-Ilo                                       53.0(c)                                     2,462         2,218      2,519
                                                                                        ----------------------------------------
     Total                                                                                   22,792        33,060     39,784
                                                                                        ----------------------------------------

Asarco Beneficial Production                                                                 21,629        32,004     38,530
                                                                                        ----------------------------------------

(a)      1997 reflects Asarco's beneficial interest in Leadville at 100%.

(b)      Troy is currently on standby.

(c) Asarco consolidated SPCC effective January 1, 1995. The minority interest in SPCC, represented by Labor Shares in its Peruvian Branch, results in Asarco having a beneficial interest which is less than its equity interest in SPCC. Asarco's beneficial interest in SPCC was 53.0% at December 1997, 52.6% at December 1996 and 52.3% at December 1995.

(d)      Asarco sold its 80% interest in Quiruvilca in August 1995.

A24


All mineral reserves represent 100% of the reserves for that mine and the percentage ownership of Asarco are separately indicated. All mineral reserves are at December 31, 1997. Reserves are estimated quantities of proven and probable ore that under present and anticipated conditions may be economically mined and processed for the extraction of their mineral content. Controlled mineral deposits include those owned, directly or indirectly through subsidiaries, partnerships or joint ventures, optioned, leased, or held under government concession.

All production figures represent entire amounts of operations, including those under lease, joint venture, government concessions or operated by subsidiaries.

Other Operations

The principal activities included in the business segment entitled "All Other" are those of Encycle/Texas, Inc. and Hydrometrics, Inc., wholly-owned subsidiaries in the environmental services business, a specialty metals business, and income and expenses associated with facilities previously operated by the Company. None of these operations constitute a significant portion of the total operations of the Company.

Item 3.  Legal Proceedings

Reference is made to the Contingencies and Litigation Note 8 to the Financial Statements incorporated herein by reference. The following is additional detail with respect to the litigation referred to in Note 8.

Texas Litigation

In 1996, a lawsuit was filed in state district court in San Patricio County, Texas, against Asarco and two of its wholly-owned subsidiaries, Encycle, Inc. and Encycle/Texas Inc. and ten other defendants by approximately 679 plaintiffs who allegedly own property and reside near a landfill in Sinton, Texas. Plaintiffs seek compensatory and punitive damages for personal injury and property damage allegedly caused by defendants' disposal of toxic and hazardous wastes at the landfill. In December 1997, a similar lawsuit was filed on behalf of 23 additional plaintiffs. The landfill at issue is the same one that was the subject of a previous lawsuit in Duval County, Texas by nearby residents, settlement of which was reported on Form 10-K for 1995.

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

A25

In 1993, the State of Texas notified the Company that it and ten other persons are PRPs with respect to the Col-Tex Refinery State Superfund site in Mitchell County, Texas where the Company stored diesel fuel in the mid-1970's. In 1996, the State of Texas notified the Company that it is no longer considered a PRP and that it has dismissed this claim. The Company has also been named as one of several defendants in 14 lawsuits filed by or on behalf of approximately 366 persons who have lived or owned property near the Col-Tex Refinery site seeking compensatory and punitive damages for alleged wrongful death, personal injury, and property damage. In 1997, the Company was dismissed from three of those lawsuits involving approximately 170 individuals.

In 1994, the Company received notice from the State of Texas that it is a PRP for the remediation of the site of a former pesticide manufacturing plant in Hunt County, Texas owned and operated by a former customer of the Company. In addition, the Company has been named as one of a number of defendants in nine lawsuits filed in various Texas State District Courts by or on behalf of approximately 2,281 individuals who live or lived near the site for compensatory and punitive damages, including damages for alleged personal injuries and property damage, due to alleged exposure to arsenic products that the Company sold to the manufacturer at the site. The bankruptcy filing of the owner of the former pesticide plant has resulted in all of these actions being stayed, removed to federal court and transferred to the United States District Court for the Northern District of Texas. Also, in 1995, the Company was named as a third-party defendant in a suit, pending in the United States District Court for the Northern District of Texas, for contribution under CERCLA and Texas state law involving approximately 15 parties alleged to be responsible for remediation of a railroad property adjacent to the site.

In May 1997, the Company and five other defendants, mostly metal companies, were sued in state court in El Paso County, Texas, by approximately 360 plaintiffs, including approximately 200 minors, seeking compensatory and punitive damages for alleged personal injury, death and property damage resulting from toxic chemical discharges into the air, water and soil from the defendants' facilities in El Paso.

Asbestos Litigation

While no one personal injury action is exactly like any other, the following three pending lawsuits are typical of those in which employees of other companies allege death or injury resulting from alleged exposure to asbestos fiber supplied by Lac d'Amiante du Quebec, Ltee ("LAQ"), a wholly-owned subsidiary of the Company, and other suppliers to their employers' manufacturing operations:

1) In the action In Re Gada, Docket No. L-6100-97, pending since June 10, 1997 in the Superior Court of New Jersey, Middlesex County, 13 cases were consolidated for purposes of discovery in June 1997. These 13 actions involve 13 primary and 6 secondary plaintiffs who have sued LAQ and 23 other defendants that allegedly supplied asbestos fiber or asbestos containing products to Johns-Manville's Manville, New Jersey facility for substantial compensatory and punitive damages for death or injuries allegedly resulting from the primary plaintiffs' exposure to asbestos fiber while employed at that facility. The claims of eight of the primary plaintiffs were dismissed as to LAQ on September 15, 1997. The plaintiffs allege a broad range of respiratory and other injuries including disabling lung changes, asbestosis, cancer, and mesothelioma. Liability is alleged on theories of strict liability, negligence, breach of warranty, misrepresentation, ultra hazardous activity and conduct, conspiracy, concert of action, market share or enterprise liability, and alternative liability. The thrust of the complaint is that the defendants, individually or collectively, failed to warn the primary plaintiffs of the possible hazards associated with inhalation of asbestos fibers while working with or being exposed to such fibers.

A26

2) In Darlene Turner and Patricia Foret, Individually and on Behalf of Their Father, Robert Foret, Sr. v. Raymond Plauche, etc., et al., Case No. 94-13057, pending since August 24, 1994 in the Civil District Court for the Parish of Orleans of the State of Louisiana, the heirs of Mr. Foret sued LAQ and three other defendants that allegedly supplied asbestos fiber or asbestos containing products to the National Gypsum plant in New Orleans, Louisiana. A fifth defendant was an officer of National Gypsum that plaintiffs allege was negligent in not providing Mr. Foret with a safe place to work. The plaintiffs seek substantial compensatory and punitive damages for Mr. Foret's death from lung cancer and other diseases that allegedly resulted from his exposure to asbestos fiber while employed at National Gypsum. The thrust of the complaint is similar to the In Re Gada case.

3) In Haines v. Aetna Casualty Co., et al., Docket No. L-5918-95, pending since July 13, 1995 in the Superior Court of New Jersey, Camden County, one primary and one secondary plaintiff sued LAQ and six other defendants that allegedly supplied asbestos fiber or asbestos containing products to New York Shipbuilding & Drydock Co. in Chester, Pennsylvania and Owens-Corning Fiberglas in Berlin, New Jersey. The plaintiffs demand substantial compensatory and punitive damages for asbestosis allegedly resulting from primary plaintiff's exposure to asbestos fiber while employed at these facilities. The thrust of the complaint is similar to the In Re Gada case.

In addition to these personal injury lawsuits arising out of alleged asbestos exposure to employees of other companies using asbestos fiber in their manufacturing operations, included in the asbestos product liability lawsuits pending against LAQ and Asarco are numerous lawsuits arising from products (such as insulation and brake linings) manufactured by others. These cases typically allege a failure to warn of possible health hazards associated with those products and proceed on theories similar to those asserted in the In Re Gada case. In many such cases LAQ and Asarco, having never manufactured such products, have obtained dismissals. Typical of lawsuits in which plaintiffs allege asbestos exposure due to products manufactured by others are:

1) Tronlone v. Garlock, Inc., et al., Index No. 95-120163, pending since September 8, 1995 in the Supreme Court of the State of New York, New York County, in which the executrix for the decedent Mr. Tronlone sued LAQ and 22 other defendants that allegedly supplied asbestos and products containing asbestos to his employers. The plaintiff demands substantial compensatory and punitive damages for Mr. Tronlone's death from unspecified injuries that allegedly resulted from his exposure to asbestos.
The thrust of the complaint is similar to the In Re Gada case.

2) Roger Adkins et al. v. Owens Corning Fiberglas Corporation, et al., Civil Action Nos. 95-C-3049 to 95-C-3064, 95-C-3138 and 95-C-3139, pending since
November 3, 1995 in the Circuit Court of Kanawha County, West Virginia, in which eighteen primary and fourteen secondary plaintiffs sued LAQ, Asarco and 33 other defendants that allegedly supplied asbestos and products containing asbestos to the primary plaintiffs' employers. The plaintiffs demand substantial compensatory and punitive damages for injuries allegedly resulting from their exposure to asbestos. The thrust of the complaint is similar to the In Re Gada case.

3) Abbott, et al. v. Pittsburgh Corning Corporation, et al., Case No. 97-28510, pending since May 28, 1997 in the District Court of Harris County, Texas, 125th Judicial District, in which 2,512 primary plaintiffs and 1,954 secondary plaintiffs sued Asarco, LAQ, and 58 other defendants that allegedly supplied asbestos and products containing asbestos to the primary plaintiffs' employers. The plaintiffs demand substantial compensatory and punitive damages for injuries allegedly resulting from their exposure to asbestos. The thrust of the complaint is similar to the In Re Gada case.

A27

Pogorzelski v. Amtorg Trading Corporation, et al., described in Item 3 of Asarco's 1996 Form 10-K, was settled by LAQ as to all remaining plaintiffs during May 1997. Aaron, et al. v. Abex Corporation, et al., also described in the same Item 3 was dismissed as to Asarco and its wholly-owned subsidiary Capco Pipe Company, Inc. ("Capco") in June, 1997 with respect to the remaining 1,576 primary plaintiffs. As of December 31, 1997, Capco was a defendant in 27 cases brought by 102 primary plaintiffs.

In 1991, the Judicial Panel on Multidistrict Litigation transferred all asbestos cases pending in federal court to a multi-district litigation ("MDL 875") in the United States District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings. Cases containing less than one percent of LAQ's primary plaintiffs are affected by this action.

During January 1996, LAQ and nine former managerial and supervisory employees of Capco were sued in two separate state court actions in Alabama by 53 former Capco employees seeking substantial compensatory and punitive damages for injuries and death allegedly caused by workplace exposure to asbestos on theories of product liability and negligence. Since that time eight additional former Capco employees have been added to the litigation through amended complaints. During January 1998, plaintiffs' counsel amended their complaint for a fifth time to add Capco as a defendant with respect to one plaintiff not alleged to have been a Capco employee.

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

On February 25, 1997, LAQ was served with a complaint in Ohio state court naming 63 defendants in a purported class action filed allegedly on behalf of over 50,000 persons who claim to have an increased risk of developing asbestos-related diseases, and who fear they will contract cancer as a result of their exposure to asbestos or asbestos-containing end products while employed at Ohio worksites. The complaint seeks damages and a medical monitoring fund. In October 1997, dismissal of this action as to all defendants was approved by the Court.

On February 2, 1998, Asarco was served by defendant Owens-Corning with a writ to join over 360 additional defendants, including LAQ and Asarco, in a medical monitoring class action filed in 1996 in Pennsylvania state court.

As of December 31, 1997, LAQ, Asarco and Capco have settled or been dismissed from a total of approximately 7,210 asbestos personal injury lawsuits brought by approximately 86,933 primary and 53,592 secondary plaintiffs.

With respect to the actions relating to asbestos-containing products in structures reported in Note 8 Contingencies and Litigation to the Financial Statements, the following supplemental information is provided:

A28

A purported statewide class action involving public buildings in cities seeking substantial compensatory and punitive damages from LAQ was dismissed by the trial court in February 1997 and plaintiffs' appeal is pending. LAQ has settled five and been dismissed from another 82 actions involving asbestos in structures. Asarco has been dismissed from all twelve actions in which it has been named.


Environmental Litigation

In September 1997, the Company was sued in United States District Court in Nebraska in a purported class action. The complaint was brought on behalf of classes alleged to number in excess of 10,000 persons owning and in excess of 15,000 persons renting property in Nebraska and Iowa located within boundaries of up to approximately five miles from the Company's former Omaha plant, and on behalf of a medical monitoring class alleged to number in excess of 30,000 persons. The action asserts claims of trespass, nuisance, negligence, strict liability, unjust enrichment, medical monitoring and under CERCLA due to the alleged contamination of soils by airborne releases from the plant, and seeks compensatory damages for diminution in property value and loss of use, punitive damages, a declaratory judgment of liability for future response costs, and creation of a medical monitoring fund.

In October 1997, the Company was sued in state court in Denver, Colorado, in a purported class action brought on behalf of property owners and other persons residing in approximately 300 homes located within one mile south of the Company's Globe plant. The action asserts claims of trespass, private nuisance, negligence, and strict liability allegedly due to the contamination of properties by emissions from the plant, and seeks compensatory damages for diminution in property value and loss of use, as well as punitive damages. The Company has removed the action from state court to federal district court in Denver. A motion to remand to state court is pending.

On October 24, 1996, a citizens' suit was brought against the Company alleging water discharge permitting violations under the CWA and violations of RCRA at the Company's Omaha, Nebraska lead refinery. On August 5, 1996, in response to a notification by the plaintiffs' attorney that he intended to file this suit, the Nebraska Department of Environmental Quality ("NDEQ") advised the plaintiffs' attorney that it believed that he had not "alleged sufficient facts under either the CWA or RCRA to warrant the finding of a violation of either act." The NDEQ further advised that it "does not perceive a need to take an enforcement action against Asarco at this time because the Company is presently cooperating in the voluntary remediation of its site." The Company believes that the lawsuit is without merit and is vigorously defending it.

In February 1997, the Company was named as a third-party defendant in a lawsuit filed in state court in King County, Washington asserting claims for indemnity and contribution under Washington's Model Toxic Control Act. The case was settled in the first quarter of 1998.

In 1995, the Company was sued in federal court in Tacoma, Washington by a retirement home with 200 residents and 21 acres of property seeking damages for diminution of property value, response costs and attorneys' fees. In September 1996, the suit was dismissed on the grounds that plaintiffs claims were barred by lack of subject matter jurisdiction, lack of actual and substantial damages, or by the applicable statute of limitations. An appeal is pending.

A29

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


Other Litigation


In June 1993, the Company was sued by two of its liability insurers, the Insurance Company of North America and California Union Insurance Company, in state court in New Brunswick, New Jersey for a declaration that the insurers have no insurance obligation for environmental matters for which the Company is seeking coverage. The plaintiff insurance companies also included Asarco's other liability insurers in the lawsuit, and those insurers have sought similar declaratory relief. Asarco has filed cross claims and counterclaims in this lawsuit seeking a court declaration that insurance coverage of its environmental matters does exist. The Company has settled with certain of these insurers, and in January 1997 summary judgment dismissing Asarco's claims was granted in favor of most other insurers. The litigation continues as to the remaining insurers and the Company has appealed the granting of summary judgment.

Opinion of Management

The opinion of management regarding the outcome of legal proceedings and environmental contingencies, set forth in the Contingencies and Litigation Note 8 to the Financial Statements, is based on considerations including experience relating to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when not deemed probable. The Company considered such factors in establishing its environmental reserve in December of 1990 and in determining modifications to its reserve in each year thereafter.

See also Item 1, "Environmental, Safety and Health Matters," for further information concerning pending legal or administrative proceedings involving Asarco.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

A30


EXECUTIVE OFFICERS OF ASARCO AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
                                                   (As of February 27, 1998)

                                                                                                                        Officer
Name                                      Office and Experience                                                    Age     Since
----                                      ---------------------                                                    ---     -----
Richard de J. Osborne                          1998  Chairman of the Board and Chief Executive Officer            63       1975
                                          1993-1998  Chairman of the Board, President and
                                                       Chief Executive Officer

Francis R. McAllister                          1998  President and Chief Operating Officer                        55       1978
                                          1993-1998  Executive Vice President, Copper
                                                       Operations

Kevin R. Morano                                1998  Executive Vice President and Chief Financial Officer         44       1993
                                          1993-1998  Vice President, Finance and Chief
                                                       Financial Officer
                                               1993  General Manager, Ray Complex

Augustus B. Kinsolving                    1996-1998  Vice President and General Counsel                           58       1983
                                          1993-1995  Vice President, General Counsel
                                                       and Secretary

Robert J. Muth                            1993-1998  Vice President, Government and                               64       1977
                                                       Public Affairs

Robert M. Novotny                         1993-1998  Vice President, Lead, Zinc,                                  49       1988
                                                       Silver and Aggregates

William L. Paul                           1997-1998  Vice President, Commercial                                   47       1996
                                          1993-1996  Manager, Omaha Plant

Gerald D. Van Voorhis                     1993-1998  Vice President, Exploration                                  59       1992

Michael O. Varner                         1993-1998  Vice President, Environmental                                56       1993
                                                       Operations
                                               1993  General Manager, Western Metals

David B. Woodbury                         1993-1998  Vice President, Human Resources                              57       1993

Robert Ferri                              1995-1998  Secretary                                                    50       1995
                                          1993-1995  Associate General Counsel

William Dowd                              1995-1998  Controller                                                   48       1995
                                          1993-1995  Assistant Controller

Christopher F. Schultz                    1997-1998  Treasurer                                                    46       1997
                                          1993-1997  Assistant Treasurer

James L. Wiers                            1993-1998  General Auditor                                              53       1987


A31

                                                               PART II
Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters

At December 31, 1997, there were 7,636 common stockholders of record. The principal market for Asarco's Common Stock is the New York Stock Exchange. The Stock Exchange symbol for Asarco's common stock is AR. High and low stock prices and dividends for last two years were:

                                                1997                                                   1996
                         -----------------------------------------------------  --------------------------------------------------
QUARTERS                    1st        2nd       3rd        4th       Year         1st        2nd        3rd       4th       Year
                         -----------------------------------------------------  --------------------------------------------------
Dividends paid
 per common share           .20        .20       .20        .20       .80          .20        .20        .20       .20        .80

Stock market price:
      High                 32-1/2    32-1/4       34      31-7/8       34         35-1/4     35-7/8    27-7/8       28      35-7/8
      Low                  25-1/8    26-1/2       30      21-3/4     21-3/4       27-1/2     27-5/8    23-3/4     24-1/8    23-3/4

Item 6 - Selected Financial Data

FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA (in millions, except per share and employee data)

                                                         1997           1996            1995(f)       1994         1993
                                                         ----           ----            ----          ----         ----
Consolidated Statement of Earnings
Sales                                                     $2,721          $2,717        $3,198        $2,032       $1,736
Operating income (loss)                                      275(a)          303(d)        487(g)         18(h)      (110)(j)
Earnings (loss) before minority interests, equity
  earnings and cumulative effect of change in
  accounting principles
                                                             234             226           299            17          (97)
Minority interests                                           (91)            (88)         (130)           (1)          (1)
Equity earnings, net of taxes                                 -(b)            -(b)           -(b)         48           27
Net earnings                                                143(c)          138(e)         169            64(i)        16(k)
Per common share:
  Net earnings - Basic                                 $    3.42        $   3.24      $   4.00    $    1.53      $   0.38
  Net earnings - Diluted                               $    3.42        $   3.23      $   3.98    $    1.52      $   0.38
Dividends to common stockholders                       $    0.80        $   0.80      $   0.70    $    0.40      $   0.50
Consolidated Statement of Cash Flows
Cash provided from (used for)
 operating activities                                     $  321          $  267        $  489       $  (10)       $   39
Dividends to common stockholders                              34              34            30           17            21
Capital expenditures                                         322             286           338           98           112
Depreciation and depletion                                   131             119           119           83            81
Consolidated Balance Sheet
--------------------------
Total assets                                              $4,110          $4,120        $4,327       $3,291        $3,153
Inventories - replacement cost in excess of LIFO
  inventory costs                                             86             115           137          143           114
Total cash and marketable securities                         416             193           281           18            13
Total debt                                                   879             814         1,122          933           901
Common stockholders' equity                                1,694           1,737         1,707        1,517         1,472
Common Stock
------------
Common shares outstanding                                   39.7            42.8          42.6         42.1          41.7
Price-high                                                   $34         $35-7/8       $36-1/2      $34-7/8       $28-5/8
     -low                                                $21-3/4         $23-3/4       $24-3/8      $21-3/8       $16-5/8
Book value per common share                               $42.71          $40.56        $40.11       $36.04        $35.27
Price/Earnings ratio                                        6.56            7.68          8.01        18.65         60.92
Dividends to common stockholders as a percent of
  earnings                                                 23.4%           24.7%         17.5%        26.2%        133.2%
Financial Ratios
Current assets to current liabilities
                                                             2.3             1.8           1.9          1.6           1.5
Debt as a % of capitalization                               28.3%           26.7%         34.1%        38.1%         38.0%
Debt as a % of capitalization, net of excess cash
                                                            20.2%           24.1%         32.1%        38.1%         38.0%
Employees (at year-end)                                   11,800          11,800        12,200        8,000         8,500

A32

Notes to Five-Year Selected Financial and Statistical Data

(a) Environmental charges of $20.2 include third quarter charges of $30.0 to increase reserves for closed plant and environmental matters, offset entirely by anticipated insurance recoveries.
(b) Net earnings from investments accounted for by the equity method are included in earnings (above).
(c) Includes a $47.6 after-tax gain ($73.3 pre-tax) from the sale of shares of Grupo Mexico.
(d) Includes a $15.0 pre-tax charge ($67.7 in charges offset by $52.7 in insurance settlements and other recoveries) for closed plant and environmental matters.
(e) Includes a $39.0 after-tax gain ($60.1 pre-tax) from the sale of the Company's remaining interest in MIM and a $7.2 after-tax gain ($11.1 pre-tax) from the sale of a 25% interest in the Company's Silver Bell project.
(f) On April 5, 1995, the Company acquired an additional 10.7% interest in Southern Peru Copper Corporation (SPCC) for $116.4 increasing its ownership from 52.3% to 63%. The additional shares acquired enabled the Company to elect a majority of the directors of SPCC. As a result, the Company has consolidated SPCC in its financial statements based on its 52.3% ownership, effective January 1, 1995, and 63% ownership, effective April 5, 1995. The Company previously accounted for its investment in SPCC by the equity method.
(g) Includes a $139.4 pre-tax charge to add to the Company's reserve for closed plant and environmental matters, to provide for asset impairments and plant closures and to write down certain in-process inventory to net realizable value.
(h) Includes a $65.5 pre-tax charge to add to the Company's reserve for closed plant and environmental matters.
(i) Includes a $31.9 after-tax gain ($58.5 pre-tax) from the sale of the Company's remaining interest in Asarco Australia Limited.
(j) Includes a $37.6 pre-tax charge for the valuation of inventories and additions to reserves for closed plant and environmental matters, $9.2 of LIFO profits and $8.2 of previously unrecognized losses of Nor Peru.
(k) Includes $26.4 (net of taxes of $0.4) of previously unrecognized equity earnings of SPCC and a gain of $86.3 as the result of the cumulative effect of a change in accounting principle at SPCC.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Asarco reported 1997 net earnings of $143.4 million, or diluted earnings per share of $3.42. Earnings for 1997 include after-tax gains totaling $47.6 million ($73.3 million pre-tax), or $1.13 per share, from the sale of shares of Grupo Mexico, S.A. de C.V. (Grupo Mexico), Mexico's largest mining company.

Net earnings in 1996 and 1995 were $138.3 million and $169.2 million, respectively. Results for 1996 included an after-tax gain of $39.0 million ($60.1 million pre-tax) from the sale of the Company's interest in MIM Holdings Limited (MIM), an Australian based mining company, and a $7.2 million after-tax gain ($11.1 million pre-tax) from the sale of a 25% interest in the Company's Silver Bell project. Results for 1995 included a special after-tax charge of $79.5 million ($122.3 million pre-tax) related to the termination of lead refining operations at the Company's Omaha, Nebraska plant, adoption of an accounting principle regarding the impairment of long-lived assets, and additions to the Company's reserve for costs associated with previously closed plants.

A33

The Company's earnings are heavily influenced by the prices for its metals as established on U.S. and international commodity exchanges. Asarco's fourth quarter 1997 earnings reflect the sharp decrease in copper prices which took place during the final months of 1997. Asarco announced in January 1998 that it has instituted a company-wide cost reduction program to respond to the decline in metal prices. The program, which has already been implemented, includes the purchase of higher productivity equipment, reductions in personnel and reductions in general and administrative expenses, purchased services and other operating costs. In total, the cost reduction program is expected to result in savings of $50 million in 1998, and improve net earnings by approximately 80 cents per share. The Company provided for the severance costs associated with this program in the fourth quarter of 1997.

Asarco made significant progress in 1997 in achieving its long-term objectives of growing its copper business, developing its specialty chemicals and aggregates businesses, realizing value from its investments in foreign mining companies, reducing debt, repurchasing stock to enhance shareholder value, and improving and enhancing its safety, health and environmental performance:

      The Company's  beneficial  interest in mined copper production in 1997 was
     977.4 million pounds. While 1997 production was down 3.8% from 1996 primarily due to lower ore grades at the Company's North American copper operations and the partial curtailment of the Hayden concentrator at the Ray mine in Arizona during the early part of 1997, the Company's mine copper production is more than double that produced by the Company in 1985.

      In July 1997, the Company began production of refined copper at its new solvent extraction/electrowinning (SX/EW) facility at the Silver Bell mine in Arizona. The new SX/EW plant, in which Asarco has a 75% interest, is designed to produce 36 million pounds of refined copper annually. The plant, which started up on schedule, has been producing copper at its designed capacity.

      In the second and third quarters of 1997, the Company sold all of its unrestricted shares of Grupo Mexico for $322.5 million. The sales resulted in an after-tax gain of $47.6 million. With the sale of the Grupo Mexico shares, the Company has monetized the last of its historical minority investments. The proceeds from the Grupo Mexico sale, and the MIM sale in 1996, have enabled the Company to strengthen its balance sheet, reduce its interest expense, and undertake a major share repurchase program.

      Following the initial sale of Grupo Mexico shares in June 1997, the Company undertook a $100 million share repurchase program. In December 1997, the Company completed the program after repurchasing 3.3 million shares and reduced the number of its outstanding shares by approximately 7.7% to slightly under 40 million shares.

      Southern Peru Copper Corporation (SPCC) arranged long-term financing at favorable rates for its $1 billion expansion program. The program includes a 50% increase in production at SPCC's Cuajone mine which is expected to add 130 million pounds to SPCC's annual copper production, and the modernization of its Ilo smelter. The expansion at Cuajone is currently on schedule and is expected to be completed in the first quarter of 1999.

A34

      In 1997, the Company's specialty chemicals and aggregates businesses continued their strong growth. Each of these businesses achieved record earnings, totaling over $43 million before tax, a level which now contributes significantly to Asarco's results, particularly at the bottom of the metal market cycle. In specialty chemicals, technical innovation and marketing effectiveness were key factors contributing to a fourth consecutive year of record sales and earnings. In aggregates, favorable weather and a good construction market in the Southeast increased sales by 15%.

In April 1995, the Company acquired an additional 10.7% interest in SPCC and consolidated SPCC's results in its financial statements effective January 1, 1995. The Company's ownership of SPCC was 52.3% at January 1, 1995, and increased to 63.0% effective April 5, 1995. The Company had previously accounted for its investment in SPCC by the equity method. In November 1995, SPCC offered to exchange new common shares for labor shares issued by its Peruvian Branch to workers under prior law in Peru. These labor shares, which are traded on the Lima Stock Exchange, represented a 17.3% interest in the Peruvian Branch which comprises substantially all of the operations of SPCC in Peru. The offer was concluded in December 1995, with 80.8% of the labor shares tendered. As a result, SPCC owned 96.7% of the Branch at December 31, 1995. At December 31, 1997 and 1996, SPCC owned 97.8% and 97.2%, respectively of the Branch as a result of open market purchases of labor shares. The Company's equity interest in SPCC at December 31, 1997 and 1996 was 54.1% and at December 31, 1995 was 54.0%, and its voting interest was 63.1%, 62.6% and 61.0%, respectively. The Company's beneficial economic interest in the operations of SPCC, net of the remaining labor shares interest, was 53.0%, 52.6% and 52.3% at December 31, 1997, 1996 and 1995, respectively.


Sales: Sales were $2.7 billion in 1997 and 1996, and $3.2 billion in 1995. In 1997, sales reflect higher copper, specialty chemicals and aggregates sales volumes offset by the lower metal prices in 1997 compared to 1996 and lower lead and silver sales volumes due to the termination of refining operations at the Omaha, Nebraska refinery in June 1996. The decrease in 1996 sales compared with 1995 was principally attributable to a 29 cent reduction in the average selling price of copper partially offset by higher copper sales volumes. The higher copper sales volume in 1996 was mainly due to a full year of sales of production from SPCC's SX/EW plant and higher copper concentrate sales partially offset by lower sales due to the termination of refining operations at the Omaha, Nebraska refinery in June 1996.

Price/volume data:

    Average Metal Prices                                             1997               1996               1995
    --------------------                                             ----               ----               ----
    Copper (per pound - COMEX)                                    $  1.04            $  1.06            $  1.35
    Copper (per pound - LME)                                         1.03               1.04               1.33
    Lead (per pound - LME)                                           0.28               0.35               0.29
    Silver (per ounce - Handy & Harman)                              4.89               5.18               5.19
    Zinc (per pound - LME) (1)                                       0.60               0.47               0.47
    Molybdenum (per pound - Metals
                   Week Dealer Oxide)(1)                             4.18               3.61               7.42

A35

    Metal Sales Volume                                               1997               1996               1995
    ------------------                                               ----               ----               ----
    Copper     (000s pounds)
      Asarco                                                     1,113,300          1,103,700          1,006,800
      SPCC                                                         744,000            694,300            646,600
      Consolidated                                               1,857,300          1,798,000          1,653,400

      Asarco Beneficial Interest (2)(3)                          1,502,800          1,467,500          1,332,600

    Lead       (000s pounds)
      Asarco                                                       255,000            295,800            394,000

    Silver     (000s ounces)
      Asarco                                                        19,883             26,955             38,086
      SPCC                                                           3,086              3,110              3,761
      Consolidated                                                  22,969             30,065             41,847

      Asarco Beneficial Interest (2)                                21,511             28,584             39,987

    Zinc       (000s pounds) (1)
      Asarco                                                       145,970            200,456            240,230

    Molybdenum (000s pounds) (1)
      Asarco                                                         5,346              6,470              5,685
      SPCC                                                           9,398              8,813              8,402
      Consolidated                                                  14,744             15,283             14,087

      Asarco Beneficial Interest (2)                                10,307             11,088              9,896

         (1) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents pounds of zinc and molybdenum metal contained in those concentrates.

         (2) SPCC presented at 100%. Asarco consolidated SPCC effective January 1, 1995. Asarco's beneficial interest in SPCC was 53.0% at December 31, 1997, 52.6% at December 31, 1996 and
                  52.3% at December 31, 1995.

         (3) Effective February, 1996, Asarco's beneficial interest in Silver Bell L.L.C. is 75%.

Substantially all of the Company's copper and most of its lead production are sold as refined metal under annual contracts. To the extent not sold under annual contracts, production may be sold on a spot sale basis. The Company's zinc production and the balance of its lead production are sold in the form of concentrates and bullion under contracts of one to three years duration. Silver and gold are sold under monthly contracts or in spot sales. Revenue is recognized primarily in the month product is shipped to customers based on prices as provided in sales contracts. Certain subsidiaries, principally SPCC, recognize revenue based on prices prevailing at the time of shipment to customers with final pricing generally occurring within three months of shipment. Revenues with respect to these sales are adjusted in the period of settlement to reflect final pricing and in periods prior to settlement to reflect any decline in market prices which may occur between shipment and settlement.


Hedging and Trading Activities: The Company may use derivative instruments to manage its exposure to market risk from changes in commodity prices, interest rates or the value of its assets and liabilities. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

A36

Hedging: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or create synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold. The Company also uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on futures contracts are reported as a component of the underlying transaction. Earnings include gains from option sales and exercises, primarily related to copper, of $25.8 million in 1997 and $27.1 million in 1996 and losses of $5.6 million in 1995.

At December 31, 1997, the Company held the following copper put options:
(in millions, except per pound amounts)

                                                                                                 Percent of
                                                     Strike Price Per     Unamortized Cost        Estimated
                        Pounds         Period              Pound                                 Production
                        ------         ------              -----                                 ----------
         Asarco            44.0           1/98-3/98          $0.95               $0.7               26%

         SPCC              44.0           1/98-3/98          $0.95               $0.6               27%

Trading: As part of its price protection program, the Company may use synthetic put options which consist of a call option and a forward sale on the same quantity of metal. Price protection programs utilizing synthetic puts may be implemented in steps. In cases where the step approach is used, the Company's objective is to take advantage of current market conditions to minimize its cost while at the same time limiting the Company's exposure should market conditions change before the synthetic put is completed. Until a synthetic put is completed, any calls not matched with a forward sale are marked to market with the gain or loss, if any, recorded in earnings. Earnings include gains of $0.5 million in 1997 from the sale or exercise of call options. Earnings also include gains of $3.6 million in 1997 and losses of $0.1 million in 1996 from unrealized mark to market adjustments. At December 31, 1997, the Company held copper call options covering an aggregate of 140.3 million pounds of copper, a portion of which are exercisable in each quarter of 1998 at an average strike price of 97 cents. The carrying value of these calls at December 31, 1997 was $0.4 million.

Gains and Losses: The recognized pre-tax gains (losses) of the Company's metal hedging and trading activities, were as follows:

   For the years ended December 31,                           1997               1996                1995
                                                              ----               ----                ----
   (in millions)
   Metal
   -----
   Copper                                                      $ 28.7           $ 26.9             $ (5.7)
   Zinc                                                           1.2             (0.1)              (0.1)
   Silver                                                           -              -                  0.5
   Lead                                                             -              0.2               (0.3)
                                                        ================== ================== ===================
     Net Gain (Loss)                                           $ 29.9           $ 27.0             $ (5.6)
                                                        ================== ================== ===================

A37

Interest Rate Swaps: The Company may enter into interest rate swap agreements to limit the effect of increases in the rates on any floating rate debt. The differential is recorded in interest expense. In 1995, the Company entered into three swap agreements, expiring 1998 to 2000, with an aggregate notional amount of $115.0 million. The effect of these agreements is to limit the interest rate exposure to 6.6% on $100 million of the Company's revolving credit loans and 6.8% on its $15 million, 5 year term loan. As a result of these swap agreements, interest expense was increased by $0.6 million in 1997, $0.7 million in 1996 and $0.2 million in 1995.

Cost of Products and Services: Cost of products and services was $2.1 billion in 1997 and 1996 and $2.3 billion in 1995. In 1997, cost of products and services reflects higher sales volumes of copper produced from purchased concentrates at SPCC, higher power costs at SPCC and increased specialty chemicals and aggregates sales volumes offset by lower purchases of refined copper to meet customer commitments and lower lead and silver sales volumes due to the termination of refining operations at the Company's Omaha, Nebraska refinery in June 1996. Cost of products and services was reduced by $16.7 million in 1997, $5.3 million in 1996 and $0.7 million in 1995 as a result of liquidation of a portion of the Company's LIFO inventories.

As a result of its $1 billion expansion program, SPCC's electric power requirements will increase significantly requiring the construction of substantial additional generating capacity. In the second quarter of 1997, SPCC sold its existing power plant to an independent power company. In connection with the sale, a power purchase agreement was also completed, under which SPCC will purchase its power needs for the next twenty years. Under the agreement, SPCC's cost of power will increase somewhat from its 1996 level, however, SPCC will avoid the significant capital expenditures that would be required to meet the needs of expanded operations and its power costs will be favorably affected by benefits available to independent power companies in Peru.

The decrease in cost of sales in 1996 compared with 1995 was mainly due to the termination of refining operations at the Company's Omaha, Nebraska refinery in June 1996. In addition, higher mine production at SPCC in 1996 reduced its need to supplement its production with higher cost outside concentrate purchases.

Other Expenses: Depreciation and depletion expense was $130.8 million in 1997 compared with $118.6 million in 1996 and $118.8 million in 1995. The increase in 1997 over 1996 reflects a full year's depreciation of the sulfuric acid plant and additional assets related to the Cuajone and Toquepala mines in Peru, and the Silver Bell mine in Arizona, which commenced its new SX/EW operations in July 1997. In 1996, a full year of depreciation of the SX/EW plant in Peru was offset by lower depreciation from domestic operations.

The increase in research and exploration costs year over year is primarily due to higher exploration spending on prospects located in French Guiana, Peru and Chile.

At December 31, 1996, the Company applied the American Institute of Certified Public Accountants: Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides authoritative accounting guidance with regard to recognizing, measuring and disclosing environmental liabilities. Environmental and other closed plant charges were $20.2 million in 1997 ($50.4 million in charges offset by $30.2 million in anticipated insurance and other recoveries), and $15.0 million in 1996 ($67.7 million in charges offset by $52.7 million in insurance and other recoveries) including $10.0 million for the effect of the application of SOP 96-1.

A38

Nonoperating Items: Interest expense was $74.2 million in 1997, $76.4 million in 1996 and $92.0 million in 1995. The decrease year over year reflects lower average borrowings due to the use of proceeds from the sale of the Company's interest in MIM in the second quarter of 1996 and the sale of shares of Grupo Mexico in the second and the third quarters of 1997.

The increase in other income in 1997 from 1996 reflects a dividend from Grupo Mexico and higher equity earnings, principally from Silver Valley Resources. Included in other income are dividends from MIM in 1996 and 1995.

Taxes on Income: The Company's effective tax rate is lower than the statutory rate primarily because of the percentage depletion and dividends received deductions which are permitted for U.S. tax purposes. The effective tax rate was lower in 1997 compared with 1996 principally due to tax incentives approved by the Government of Peru in connection with the expansion of SPCC's Cuajone mine. The Company's tax expense includes substantial foreign taxes, primarily attributable to SPCC's Peruvian Branch. Subject to certain limitations these taxes have been applied as credits to reduce U.S. federal income tax otherwise due.

The Company has recorded a $119.0 million benefit for tax net operating loss carryforwards at December 31, 1997. The Company believes that these carryforwards, which expire in years 2008 through 2010, will reduce future federal income taxes otherwise payable. The effective tax rate was slightly higher in 1996 compared with 1995 principally due to the decrease in the percentage depletion deduction as a result of lower mine earnings.

Cash Flows - Operating Activities: Net cash provided from operating activities was $321.3 million in 1997 compared with $267.3 million in 1996 and $489.1 million in 1995. The increase in 1997 from 1996 is primarily a result of cash provided from operating assets and liabilities which reflects a decrease in accounts receivable due to the decline in copper prices during the final months of 1997 and proceeds received from insurance settlements related to environmental liabilities.

Cash from 1996 operating activities as compared to 1995 reflected lower earnings due to lower copper prices. Other cash used for operating assets and liabilities included payments by SPCC in 1996 of income taxes and workers' participation accrued in 1995. These uses of cash were partially offset by proceeds received from insurance settlements related to environmental matters. Cash provided from operating assets and liabilities in 1995 is principally a result of lower inventory levels and accrual of higher income taxes in 1995.

Cash Flows - Investing Activities: Net cash used for investing activities was $167.3 million in 1997, compared with cash provided of $93.8 million in 1996 and cash used of $296.8 million in 1995. The increase in capital expenditures in 1997 from 1996 reflects the expansion project at the Cuajone mine. Other investing activities in 1997 included proceeds of $322.5 million from the sale of shares of Grupo Mexico partially offset by the investment of the proceeds from SPCC financing activities in held-to-maturity investments.

The decrease in capital expenditures in 1996 from 1995 reflects the completion of construction of SPCC's SX/EW and sulfuric acid plants in 1995. Other investing activities in 1996 included the sale of MIM stock, the sale of a 25% interest in the Company's Silver Bell project, and proceeds from the maturity of held-to-maturity investments, primarily at SPCC.

A39

Investing activities in 1995 included the purchase of an additional 10.7% interest in SPCC, the effect of consolidating SPCC's opening cash balance as of January 1, 1995, and the release of restricted cash. The release of restricted cash represents the withdrawal by SPCC of funds deposited with the Central Reserve Bank of Peru under an agreement pursuant to which SPCC agreed to use such funds in an investment program over five years from 1992 through 1996.

The Company's planned capital expenditures in 1998 are estimated to be approximately $367 million. Included in 1998 spending are expenditures related to the expansion of SPCC's Cuajone mine.

Liquidity and Capital Resources: At December 31, 1997, the Company's debt as a percentage of total capitalization (the total of debt, minority interests and equity) was 28.3%, compared with 26.7% at the end of 1996 and 34.1% at the end of 1995. Consolidated debt at the end of 1997, including the debt of SPCC, none of which is guaranteed by Asarco, was $878.9 million, compared with $814.3 million in 1996 and $1,121.9 million in 1995. Additional indebtedness permitted under the terms of the Company's most restrictive covenants was $868.6 million at December 31, 1997. In addition, under the most restrictive covenants of SPCC's loan agreements, SPCC would have been permitted additional indebtedness of $849.7 million at December 31, 1997.

The increase in debt in 1997 reflects the private placement by SPCC of $150.0 million of Secured Export Notes in the United States and international markets and the sale by SPCC of $50.0 million of 8.25% bonds due 2004 to investors in Peru, offset by the portion of the proceeds from the sale of shares of Grupo Mexico not used to purchase Company stock. The secured export notes which were issued with an average maturity of seven years and a final maturity in 2007 were priced at par with a coupon rate of 7.9%.

The Company has two revolving credit agreements that permit borrowings of up to $850 million. One facility for $350 million expires in April 1999 and the other facility for $500 million expires in May 2002. The borrowings bear interest based on LIBOR, the CD rate or the prime rate. At December 31, 1997, there were no outstanding borrowings under either agreement.

In the second quarter of 1997, SPCC entered into a $600 million seven-year credit agreement with a group of international financial institutions. The agreement consists of a $400 million term loan facility and a $200 million revolving credit facility. The interest rate during the first three years of the agreement on any loans outstanding is LIBOR plus 1.75% per annum for term loans and LIBOR plus 2.00% for revolving credit loans. No amounts have been drawn by SPCC under this agreement as of December 31, 1997. SPCC's loan agreements are not guaranteed by Asarco. The funds raised in 1997, the loan facility of $600 million and internal funds are expected to provide the Company with sufficient resources for the $1 billion expansion program at SPCC.

Some of SPCC's financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, SPCC may pay dividends to stockholders equal to 50% of its net income for any fiscal quarter as long as such dividends are paid by June 30 of the following year. As a result, at December 31, 1997, $572.8 million of SPCC's net assets included in the Company's Consolidated net assets are unavailable for the payment of dividends.

Financing activities in 1997 also included the repurchase of 3.3 million shares of the Company's stock for approximately $100 million which reduced the number of outstanding shares by approximately 7.7% to slightly under 40 million shares.

A40

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

In January 1998, the Company closed on a refinancing of three tax exempt debt issues and called for the redemption of the existing bonds. The aggregate principal amount of the refinancing was $132.8 million. The refinancing is expected to reduce the Company's annual interest costs by approximately $3.3 million.

The Company's cash and marketable securities at December 31, 1997 were $415.9 million including $331.1 million held by SPCC. The Company expects that it will meet its cash requirements in 1998 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

Dividends and Capital Stock: The Company paid dividends to common stockholders of $33.6 million, or 80 cents per share, in 1997, $34.2 million, or 80 cents per share, in 1996 and $29.6 million, or 70 cents per share, in 1995. In addition, SPCC paid dividends of $49.4 million to minority interests in 1997, $58.3 million in 1996 and $33.8 million in 1995. At the end of 1997, the Company had 39,663,000 common shares issued and outstanding, compared with 42,824,000 at the end of 1996 and 42,571,000 at the end of 1995.

Closed Facilities and Environmental Matters: Reserves for closed plants and environmental matters totaled $122.1 million and $128.3 million at December 31, 1997 and 1996, respectively. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures against these reserves were $63.1 million in 1997, $54.1 million in 1996 and $95.8 million in 1995.

On January 23, 1998, the Company, the United States Department of Justice and EPA announced the signing of a multi-region voluntary agreement covering a broad range of environmental issues affecting the Company's United States operations. The two consent decrees containing the agreement have been filed in United States District Courts in Phoenix, Arizona and Helena, Montana and are subject to approval by both courts following public comment. Pursuant to the agreement, which resolves numerous issues that were being negotiated and litigated separately, the Company will undertake capital construction projects amounting to $61.5 million, to be spent over six years, and pay penalties of $6.4 million.

In 1995, the Company decided not to make a $40 million investment which would have been required to meet State and EPA environmental requirements at its Omaha, Nebraska refinery. As a result, the Company terminated lead refining operations at Omaha in June 1996. The special charges taken in 1995 included the write-off of the remaining book value of the assets at Omaha, a provision for severance and legal expenses, expected cleanup and demolition costs associated with the termination of lead refining operations and the write-down of certain in-process inventory to net realizable value.

A41

Impact of New Accounting Standard: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement which is effective for fiscal years beginning after December 15, 1997 requires the Company to make certain disclosures but has no impact on the Company's financial statements.

Other: The Company has implemented a program to identify and resolve the effect of Year 2000 issues on the integrity and reliability of its financial and operational systems. In addition, the Company is also communicating with its principal customers, suppliers and service providers to ensure Year 2000 issues will not have an adverse impact on the Company. The costs of achieving Year 2000 compliance are not expected to have a material impact on the Company's business, operations or its financial condition.


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

A42

Item 8 - Financial Statements and Supplementary Data

                                                       ASARCO Incorporated
                                                        and Subsidiaries
                                            CONSOLIDATED STATEMENT OF EARNINGS

(in thousands, except per share amounts)
For the years ended December 31,                                      1997                1996                 1995
                                                                      ----                ----                 ----

Sales of products and services                                    $ 2,721,048          $ 2,716,784          $ 3,197,753
                                                            -------------------- -------------------- --------------------

Operating costs and expenses:
 Cost of products and services                                      2,114,554            2,109,395            2,313,194
 Selling, administrative and other                                    137,657              132,779              130,871
 Depreciation and depletion                                           130,802              118,569              118,827
 Research and exploration                                              43,186               37,609               25,881
 Provision for asset impairments and plant closures
                                                                            -                    -               45,564
 Environmental and other closed plant charges, net of
    recoveries                                                         20,160               14,993               76,274
                                                            -------------------- -------------------- --------------------
Total operating costs and expenses                                  2,446,359            2,413,345            2,710,611
                                                            -------------------- -------------------- --------------------

Operating income                                                      274,689              303,439              487,142
Interest expense                                                      (74,247)             (76,442)             (91,954)
Other income                                                           33,845               29,084               26,424
Gain on sale of investments and other interests
                                                                       73,281               71,158                    -
                                                            -------------------- -------------------- --------------------
Earnings before taxes on income and minority interests
                                                                      307,568              327,239              421,612
Taxes on income                                                        73,571              100,572              122,916
                                                            -------------------- -------------------- --------------------

Earnings before minority interests                                    233,997              226,667              298,696
Minority interests in net earnings of consolidated
  subsidiaries                                                        (90,605)             (88,331)            (129,543)
                                                            ==================== ==================== ====================
Net earnings                                                      $   143,392          $   138,336          $   169,153
                                                            ==================== ==================== ====================

Per share amounts:
  Net earnings:
   Basic                                                          $      3.42          $      3.24          $      4.00
   Diluted                                                        $      3.42          $      3.23          $      3.98

  Dividends to common stockholders                                $      0.80          $      0.80          $      0.70

  Weighted average common shares outstanding:
   Basic                                                               41,903               42,711               42,326
   Diluted                                                             41,976               42,769               42,458

The accompanying notes are an integral part of these financial statements.

A43

                                                       ASARCO Incorporated
                                                        and Subsidiaries
                                                   CONSOLIDATED BALANCE SHEET

(Dollars in thousands)
At December 31,                                                                            1997                 1996
                                                                                           ----                 ----
ASSETS
Current assets:
  Cash and cash equivalents                                                          $   210,559          $   192,408
  Marketable securities                                                                  205,317                1,039
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $8,121 and $8,129                  375,904              462,141
   Other                                                                                  71,062               78,419
  Inventories                                                                            362,119              383,281
  Other assets                                                                            74,967               67,856
                                                                              -------------------------------------------
     Total current assets                                                              1,299,928            1,185,144
                                                                              -------------------------------------------
Investments:
  Available-for-sale and other cost                                                      126,843              442,707
  Equity                                                                                  61,337               59,787
                                                                              -------------------------------------------
     Total investments                                                                   188,180              502,494
                                                                              -------------------------------------------

Property, net                                                                          2,418,810            2,274,088
Other assets including intangibles, net                                                  203,484              158,623
                                                                              -------------------------------------------
        Total Assets                                                                 $ 4,110,402          $ 4,120,349
                                                                              ===========================================
LIABILITIES
Current liabilities:
  Bank loans                                                                         $       204          $    15,913
  Current portion of long-term debt                                                       28,712               39,815
  Accounts payable:
     Trade                                                                               289,234              379,406
     Other                                                                                63,605               57,198
  Salaries and wages                                                                      35,788               32,427
  Taxes on income                                                                         62,565               57,695
  Reserve for closed plant and environmental matters                                      43,238               38,128
  Other                                                                                   50,131               51,975
                                                                              -------------------------------------------
     Total current liabilities                                                           573,477              672,557
                                                                              -------------------------------------------

Long-term debt                                                                           849,991              758,583
Deferred income taxes                                                                    118,289              173,245
Reserve for closed plant and environmental matters                                        78,827               90,205
Postretirement benefit obligation                                                        104,491               99,945
Other liabilities and reserves                                                           157,543               93,163
                                                                              -------------------------------------------
     Total non-current liabilities                                                     1,309,141            1,215,141
                                                                              -------------------------------------------

Contingencies

MINORITY INTERESTS                                                                       533,911              495,706
                                                                              -------------------------------------------

PREFERRED STOCKHOLDERS' EQUITY
Authorized - 10,000,000 shares without par value; none issued                                 -                    -
COMMON STOCKHOLDERS' EQUITY
Authorized - 80,000,000 common shares without par value: Issued shares: 1997
    and 1996 - 45,039,878                                                                679,991              679,991
Unrealized gain on securities reported at fair value, net of tax                          11,654               56,311
Retained earnings                                                                      1,159,799            1,066,191
Treasury stock (at cost) - common shares 1997 - 5,377,339; 1996 - 2,216,015             (157,571)             (65,548)
                                                                              -------------------------------------------
     Total Common Stockholders' Equity                                                 1,693,873            1,736,945
                                                                              ===========================================
        Total Liabilities, Minority Interests, Preferred and Common
              Stockholders' Equity                                                   $ 4,110,402          $ 4,120,349
                                                                              ===========================================

The accompanying notes are an integral part of these financial statements.

A44

                                                     ASARCO Incorporated
                                                      and Subsidiaries
                                          CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

For the years ended December 31,                                                 1997               1996              1995
                                                                                 ----               ----              ----

OPERATING ACTIVITIES
Net earnings                                                                     $ 143,392         $ 138,336          $ 169,153
Adjustments  to  reconcile  net  earnings to net cash  provided  from (used for)
  operating activities:
  Depreciation and depletion                                                       130,802           118,569            118,827
  Provision (benefit) for deferred income taxes                                    (12,074)           26,302                 97
  Treasury stock used for employee benefits                                          3,272             5,707              4,775
  Undistributed equity earnings                                                     (3,934)             (438)              (460)
  Net (gain) loss on sale of investments and property                              (69,671)          (72,321)             4,124
  Provision for asset impairment                                                         -                 -             34,864
  Increase (decrease) in reserves for closed plant
    and environmental matters                                                       (6,268)           12,807             (6,878)
  Minority interests                                                                90,605            88,331            129,543
  Cashprovided  from (used for)  operating  assets and  liabilities,  net of the consolidation of SPCC:
      Accounts receivable                                                           88,416           (27,200)           (36,867)
      Inventories                                                                   19,376           (23,742)            48,842
      Accounts payable and accrued liabilities                                     (87,981)           49,193             19,671
      Other operating assets and liabilities                                        27,527           (41,527)             8,915
      Foreign currency transaction (gains) losses                                   (2,196)           (6,739)            (5,536)
                                                                           ------------------ ----------------- ------------------
Net cash provided from operating activities                                        321,266           267,278            489,070
                                                                           ------------------ ----------------- ------------------

INVESTING ACTIVITIES
Capital expenditures                                                              (322,436)         (286,474)          (337,831)
Sale of property                                                                    47,426            20,109              9,966
Purchase of investments                                                            (12,650)           (5,800)            (4,513)
Sale of available-for-sale securities                                              417,831           371,058             20,953
Purchase of available-for-sale securities                                          (93,945)          (46,513)           (23,203)
Proceeds from held-to-maturity investments                                           1,036            42,455             76,877
Purchase of held-to-maturity investments                                          (204,590)           (1,002)           (76,375)
Release of restricted cash                                                               -                 -             60,450
Acquisition of additional interest in SPCC                                               -                 -           (116,444)
Consolidation of the opening cash balance of SPCC                                        -                 -             93,348
                                                                           ------------------ ----------------- ------------------
Net cash (used for) provided from investing activities                            (167,328)           93,833           (296,772)
                                                                           ------------------ ----------------- ------------------

FINANCING ACTIVITIES
Debt incurred                                                                      283,024            53,303            234,449
Debt repaid                                                                       (218,184)         (360,847)          (162,892)
Escrow deposits on long-term loans                                                 (15,364)          (10,064)            10,809
Net treasury stock transactions                                                    (99,561)            1,146              6,754
Purchase of minority interest                                                       (7,272)           (5,280)                 -
Distributions to minority interests                                                (49,417)          (58,295)           (33,828)
Contributions from minority interests                                                1,863             4,000                  -
Dividends paid to common stockholders                                              (33,604)          (34,174)           (29,645)
                                                                           ------------------ ----------------- ------------------
Net cash (used for) provided from financing activities                            (138,515)         (410,211)            25,647
Effect of exchange rate changes on cash                                              2,728             3,108              2,134
                                                                           ------------------ ----------------- ------------------
Increase (decrease) in cash and cash equivalents                                    18,151           (45,992)           220,079
Cash and cash equivalents at beginning of year                                     192,408           238,400             18,321
                                                                           ================== ================= ==================
Cash and cash equivalents at end of year                                         $ 210,559         $ 192,408          $ 238,400
                                                                           ================== ================= ==================

The accompanying notes are an integral part of these financial statements.

A45

                                                    ASARCO Incorporated
                                                     and Subsidiaries
                                           CONSOLIDATED STATEMENT OF CHANGES IN
                                                COMMON STOCKHOLDERS' EQUITY

(Dollars in thousands)

For the years ended December 31,                                       1997              1996                1995

COMMON STOCK
Balance at beginning and end of year
  45,039,878 shares                                                  $  679,991        $  679,991          $  679,991
                                                               ------------------ ----------------- -------------------

UNREALIZED GAIN ON SECURITIES REPORTED
  AT FAIR VALUE
Balance at beginning of year                                             56,311           131,600              91,627
Net increase (decrease) in fair value                                   (44,657)          (75,289)             39,973
                                                               ------------------ ----------------- -------------------
Balance at end of year                                                   11,654            56,311             131,600
                                                               ------------------ ----------------- -------------------

RETAINED EARNINGS
Balance at beginning of year                                          1,066,191           976,107             853,169
Net earnings                                                            143,392           138,336             169,153
Dividends paid to common stockholders                                   (33,604)          (34,174)            (29,645)
Treasury stock issued at less than cost                                  (4,266)           (7,813)            (15,656)
Foreign currency adjustment                                             (11,914)           (6,265)               (914)
                                                               ------------------ ----------------- -------------------
Balance at end of year                                                1,159,799         1,066,191             976,107
                                                               ------------------ ----------------- -------------------

TREASURY STOCK
Balance at beginning of year                                            (65,548)          (80,214)           (107,400)
Purchased                                                              (101,366)             (568)             (1,130)
Used for corporate purposes                                               9,343            15,234              28,316
                                                               ------------------ ----------------- -------------------
Balance at end of year                                                 (157,571)          (65,548)            (80,214)
                                                               ------------------ ----------------- -------------------
  1997 - 5,377,339 shares
  1996 - 2,216,015 shares
  1995 - 2,469,125 shares

TOTAL COMMON STOCKHOLDERS' EQUITY                                    $1,693,873        $1,736,945          $1,707,484
                                                               ================== ================= ===================

The accompanying notes are an integral part of these financial statements.

A46
                   ASARCO Incorporated and Subsidiaries

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

Marketable   Securities:   Marketable   securities   include  short-term  liquid
investments with a maturity of more than three months, when purchased, and are carried at cost, which approximates market.

Inventories: Company-owned metals processed by domestic smelters and refineries are valued at the lower of last-in, first-out (LIFO) cost or market. Southern Peru Copper Corporation (SPCC) in-process and refined metal inventories are valued at the lower of average cost or market. All other inventories are valued at the lower of first-in, first-out (FIFO) or average cost or market.

Property: Assets are valued at cost or net realizable value. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," the Company reviews long-lived assets, certain identifiable intangibles and goodwill related to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets (less disposal costs, if applicable).

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

Goodwill is amortized over the mine life up to a maximum of 40 years on a units-of-production basis or up to 40 years on a straight-line basis, for non-mining assets.

A47

Revenue Recognition: Substantially all of the Company's copper and most of its lead production are sold as refined metal under annual contracts. To the extent not sold under annual contracts, production may be sold on a spot sale basis. The Company's zinc production and the balance of its lead production are sold in the form of concentrates and bullion under contracts of one to three years duration. Silver and gold are sold under monthly contracts or in spot sales. Revenue is recognized primarily in the month product is shipped to customers based on prices as provided in sales contracts. Certain subsidiaries, principally SPCC, recognize revenue based on prices prevailing at the time of shipment to customers with final pricing generally occurring within three months of shipment. Revenues with respect to these sales are adjusted in the period of settlement to reflect final pricing and in periods prior to settlement to reflect any decline in market prices which may occur between shipment and settlement.

Financial Instruments: The Company may use derivative instruments to manage its exposure to market risk from changes in commodity prices, interest rates or the value of its assets and liabilities. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or create synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying hedged production is sold. The Company also uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on futures contracts are reported as a component of the underlying transaction.

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

Environmental Remediation Costs: The Company provides for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable and generally not later than completion of the remediation feasibility study. Such accruals are adjusted as new information develops or circumstances change and are not discounted. Recoveries of environmental remediation costs from other parties are recorded as assets when the recovery is deemed probable. The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1), in October 1996. SOP 96-1 provides authoritative guidance on specific accounting issues in connection with recognizing, measuring and disclosing environmental remediation liabilities. The Company has applied the provisions of SOP 96-1 as of December 31, 1996.

A48

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

Stock Based Compensation: In 1996 the Company elected to apply the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Impact of New Accounting Standards: In 1997, the Company adopted Statements of Financial Accounting Standards No. 128, "Earnings per Share" and No. 131, "Disclosure about Segments of an Enterprise and Related Information." Neither statement had a material impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement which is effective for fiscal years beginning after December 15, 1997 requires the Company to make certain disclosures but has no impact on the Company's financial statements.


(2) Interest in Southern Peru Copper Corporation:

Acquisition of Additional Interest:

On April 5, 1995, the Company acquired an additional 10.7% interest in SPCC for $116.4 million, increasing its ownership from 52.3% to 63.0%. The additional shares acquired enabled the Company to elect a majority of the directors of SPCC. As a result, the Company consolidated SPCC in its financial statements based on its 52.3% ownership, effective January 1, 1995, and 63.0% ownership, effective April 5, 1995. The Company previously accounted for its investment in SPCC by the equity method. The acquisition has been accounted for as a purchase transaction. The excess of the purchase price over the Company's interest in the net book value of SPCC attributable to the shares acquired of $46.4 million has been assigned to proven and probable sulfide reserves, proven and probable leachable reserves and mineralized material and is being amortized based on production.

A49

The table below summarizes unaudited pro forma consolidated results of operations of Asarco for the year ended December 31, 1995, assuming that Asarco had acquired an additional 10.7% of the outstanding stock of SPCC on January 1, 1995. The unaudited pro forma financial information is based on management's estimates and assumptions and does not purport to represent the results that actually would have occurred if the acquisition had, in fact, been completed on the date assumed.

          Pro Forma Results of Operations:
          For the year ended December 31,                                            1995
                                                                                     ----
          (in millions, except per share amounts)
          Sales of products and services                                            $3,197.8
          Net earnings                                                                $172.2
          Net earnings per common share (Basic)                                        $4.07
          Net earnings per common share (Diluted)                                      $4.05

Common Share Exchange Offer:

On December 29, 1995, SPCC completed an offer to exchange its common stock, par value of $0.01 per share, for any and all labor shares of the Peruvian Branch of SPCC. These labor shares, which are traded on the Lima Stock Exchange, represented a 17.3% interest in the Peruvian Branch which comprises substantially all of the operations of SPCC in Peru. The offer allowed holders of the labor shares in the Branch to exchange four Series-1 Labor shares or five Series-2 Labor shares for one share of common stock. Common shares are entitled to one vote per share. In connection with the offering, the Company exchanged its shares of SPCC for Class A shares which are entitled to five votes per share. As a result of this transaction, Asarco's equity interest in SPCC was reduced to approximately 54.0% at December 31, 1995 (54.1% at December 31, 1997 and 1996) and the Company's economic interest in the assets of SPCC, net of the remaining labor share interest was 52.3% at December 31, 1995 (53.0% and 52.6% at December 31, 1997 and 1996, respectively). The Company's voting interest in SPCC was 61.0% at December 31, 1995 (63.1% and 62.6% at December 31, 1997 and 1996, respectively). The common shares issued in exchange for the labor shares are listed on both the New York Stock Exchange and Lima Stock Exchange. The exchange of common shares for labor shares was accounted for by SPCC as a purchase of a minority interest. The value of the common stock issued in the exchange (based on the average per share trading value for the three business days ending January 9, 1996) plus issuance costs exceeded the carrying value of the minority interests acquired by $82.0 million, net of tax. Of this amount, $4.1 million was assigned to metal inventory on hand at December 31, 1995 and charged to earnings in 1996. The remaining amount was assigned to proven and probable sulfide reserves, proven and probable leachable reserves and mineralized material and is being amortized based on production. Asarco's share of the increase in value ($30.4 million, net of tax) has been eliminated in consolidation.

A50

(3) Other Income (Expense)

For the years ended December 31,                             1997             1996              1995
                                                             ----             ----              ----
(in millions)
Interest income                                                 $ 20.7         $ 20.0            $ 16.5
Equity earnings                                                    8.9            4.5               2.3
Dividends from MIM                                                   -            5.3               9.2
Dividends from Grupo Mexico                                        5.4              -                 -
Other                                                             (1.2)          (0.7)             (1.6)
                                                       ================= ================ =================
  Total                                                         $ 33.8         $ 29.1            $ 26.4
                                                       ================= ================ =================

(4) Taxes on Income

Certain subsidiaries that have been consolidated for financial reporting purposes, principally SPCC, are not includible in Asarco's consolidated federal income tax return. The following tables combine the separate provisions for income taxes that have been determined for each company, in accordance with SFAS No. 109:

Earnings (loss) before taxes on income and minority interests were:

For the years ended December 31,                                 1997            1996              1995
                                                                 ----            ----              ----
(in millions)
Domestic operations                                          $  42.9           $  40.3          $  24.7
Foreign operations                                             264.7             286.9            396.9
                                                       =====================================================
Total                                                        $ 307.6           $ 327.2          $ 421.6
                                                       =====================================================

Tax Expense (Benefit):

The components of the provision (benefit) for taxes on income were:

For the years ended December 31,                                  1997          1996          1995
                                                                  ----          ----          ----
(in millions)
U.S. Federal:
  Current                                                       $  24.4        $  3.4        $  4.1
  Deferred                                                         (4.8)         14.5          (3.1)
                                                            ------------------------------------------
U.S. Federal                                                       19.6          17.9           1.0
                                                            ------------------------------------------
Foreign and State:
  Current                                                          61.3          70.9         118.7
  Deferred                                                         (7.3)         11.8           3.2
                                                            ------------------------------------------
Foreign and State                                                  54.0          82.7         121.9
                                                            ==========================================
Total income tax                                                $  73.6        $100.6        $122.9
                                                            ==========================================

Total taxes paid were: 1997 - $54.2 million; 1996 - $134.4 million; 1995 - $65.8 million.

A51

Reconciliation of Statutory Income Tax Rate:

For the years ended December 31,                                             1997           1996           1995
                                                                             ----           ----           ----
U.S. statutory income tax rate                                               35.0%          35.0%          35.0%
Adjustment for entities for which no U.S. tax
  is required                                                                (2.3)          (1.1)          (0.3)
Percentage depletion                                                         (9.5)          (9.6)         (12.3)
Dividends from non-includible subsidiaries                                   11.4           10.4           11.0
Dividends received deduction                                                 (9.4)          (8.5)          (8.8)
Foreign taxes                                                                16.9           24.6           28.3
Foreign tax credit                                                          (13.5)         (20.5)         (25.2)
Reversal of taxes previously accrued                                         (2.1)             -             -
Other                                                                        (2.6)           0.4            1.5
                                                                      =============================================
Effective income tax rate                                                    23.9%          30.7%          29.2%
                                                                      =============================================

Temporary differences and carryforwards which give rise to deferred tax assets, liabilities and related valuation allowances were:

Deferred Tax Assets (Liabilities)
  At December 31,                                                                     1997            1996
                                                                                      ----            ----
  (in millions)
  Current:
  Reserve for closed plant and environmental matters                                 $   7.2         $  12.4
  Inventories                                                                            5.3             6.6
  Other                                                                                  6.6             5.4
                                                                             ---------------------------------
  Net deferred tax asset                                                             $  19.1         $  24.4
                                                                             ---------------------------------
  Noncurrent:
  Tax effect of regular net operating losses                                         $ 119.0         $ 168.2
  Reserve for closed plant and environmental matters                                    22.2            33.1
  Postretirement benefit obligation                                                     36.6            35.0
  Alternative minimum tax credit carryforwards                                          28.3            16.2
  Foreign tax credit carryforwards                                                         -            69.4
  Previously taxed income                                                                6.1             5.3
  Capitalized leases                                                                    21.1            25.6
  Pension obligation                                                                   (17.5)          (19.8)
  Property, plant and equipment                                                       (314.1)         (308.6)
  Investments - Grupo Mexico                                                           (12.8)         (120.4)
  Other                                                                                 (7.2)           (1.1)
  Valuation allowance for deferred tax assets                                              -           (76.2)
                                                                             ---------------------------------
  Net deferred tax liability                                                          (118.3)         (173.3)
                                                                             =================================
  Total net deferred tax liability                                                  $  (99.2)        $(148.9)
                                                                             =================================

At December 31, 1997, the Company had $339.9 million of net operating loss carryforwards which expire, if unused, in years 2008 through 2010 and $28.3 million of alternative minimum tax credits which are not subject to expiration. These net operating loss carryforwards and alternative minimum tax credits are available solely to Asarco and not to SPCC. The Company believes that these carryforwards will be available to reduce future federal income tax liabilities and has recorded the tax benefit of these carryforwards as noncurrent deferred tax assets. The Company's net operating loss carryforwards for state purposes are not significant and, therefore, have not been recorded as deferred tax assets.

The decrease in the valuation allowance of $76.2 million from 1996 to 1997 is attributable to the utilization of foreign tax credits and alternative minimum tax credits by SPCC in 1997.

A52

In the first quarter of 1997, the Government of Peru approved a reinvestment allowance for a program of SPCC to expand the Cuajone mine. The reinvestment allowance provides SPCC with tax incentives in Peru and, as a result, certain
U.S. tax credit carryforwards, for which no benefit had previously been recorded, were realized. The reduction in the effective tax rate as a result of the reinvestment allowance for the twelve months ended December 31, 1997 lowered consolidated tax expense by approximately $14.7 million. Pursuant to the reinvestment allowance SPCC has received tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the financial statement carrying value of the qualifying property will be reduced to reflect the tax benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

U.S. deferred tax liabilities have not been provided on approximately $272.0 million in 1997 ($270.8 million in 1996 and $257.6 million in 1995) of undistributed earnings of foreign subsidiaries and nonconsolidated companies more than 50% owned, because assets representing those earnings are permanently invested. It is not practicable to determine the amount of income taxes that would be payable upon remittance of assets that represent those earnings. The amount of foreign withholding taxes that would be payable upon remittance of assets that represent those earnings is approximately $1.2 million in 1997 ($1.2 million in 1996 and $0.5 million in 1995).


(5) Inventories

At December 31,                                                                      1997            1996
                                                                                    ----            ----
(in millions)

Inventories of smelters and refineries at lower of LIFO cost or market
                                                                                  $   7.4         $  10.3
Provisional cost of metals received from suppliers for which prices have
     not yet been fixed                                                              51.5            44.5
Mine inventories at lower of FIFO cost or market                                     88.9           105.8
Metal inventory at lower of average cost or market                                   45.6            49.5
Materials and supplies at lower of average cost or market
                                                                                    138.2           141.0
Other                                                                                30.5            32.2
                                                                             ================ ===============
         Total                                                                    $ 362.1         $ 383.3
                                                                             ================ ===============

Replacement cost exceeds inventories valued at LIFO cost by approximately $86.4 million in 1997 (1996-$115.2 million). Liquidation of LIFO inventories resulted in pre-tax earnings of $16.7 million in 1997, $5.3 million in 1996 and $0.7 million in 1995.

(6) Investments

During 1997 the Company sold 106.3 million shares of Grupo Mexico for proceeds of $322.5 million, resulting in a pre-tax gain of $73.3 million ($47.6 million after-tax). At December 31, 1997, the value of the Company's remaining interest in Grupo Mexico is $78.9 million representing the exercise price of shares subject to an option granted as part of the restructuring of the Company's investment in 1994. These shares are carried on the books of the Company at $50.2 million. The Company's results for the year ended 1996 include a $60.1 million pre-tax gain ($39.0 million after-tax) on the sale of its 15% interest in MIM Holdings Limited (MIM) and an $11.1 million pre-tax gain ($7.2 million after-tax) on the sale of a 25% interest in its Silver Bell copper mine to Mitsui & Co.

A53

In accordance with the provisions of SFAS No. 115, available-for-sale securities are carried at fair value. Unrealized gains at December 31, 1997 of $11.6 million (net of deferred taxes of $6.3 million), compared with unrealized gains of $56.3 million (net of deferred taxes of $30.3 million) at December 31, 1996, were included as a component of stockholders' equity.

Available-for-sale and other cost investments:

At December 31,                                                    Unrealized Holding
(in millions)                                        Cost          Gains          (Losses)         Total
                                                     ----          -----          --------         -----
1997
Available-for-sale:
  Equity securities                               $  25.3         $  17.5           $    -         $  42.8
  Debt securities                                    30.3             0.4                -            30.7
Cost investments:
  Grupo Mexico                                       50.2               -                -            50.2
  Other                                               3.1               -                -             3.1
                                            ================= ================ =============== ================
Total                                             $ 108.9         $  17.9           $    -         $ 126.8
                                            ================= ================ =============== ================

1996
Available-for-sale:
  Grupo Mexico                                    $ 249.1         $  79.6           $    -         $ 328.7
  Equity securities                                  23.9             7.1                -            31.0
  Debt securities                                    28.3               -             (0.1)           28.2
Cost investments:
  Grupo Mexico                                       50.2               -                -            50.2
  Other                                               4.6               -                -             4.6
                                            ================= ================ =============== ================
Total                                             $ 356.1         $  86.7           $(0.1)         $ 442.7
                                            ================= ================ =============== ================

Gross realized gains on available-for-sale securities in 1997 were $76.0 million, compared with gross realized gains of $60.1 million and losses of $1.1 million in 1996, and gross realized losses of $0.3 million in 1995. The debt securities have maturity dates ranging from 1999 to 2027. The unrealized holding gains and losses, excluding realized gains and losses, included as a component of stockholders' equity increased $7.3 million in 1997 and decreased $56.9 million in 1996. The average cost method has been used to determine the realized gain or loss on securities sold.


(7) Property

At December 31,                                                      1997                  1996
                                                                     ----                  ----
(in millions)
Buildings and equipment                                           $ 3,762.8             $ 3,617.2
Capital leases-equipment                                              123.7                 122.4
Mineral land                                                          701.0                 645.0
Land, other than mineral                                               70.4                  70.6
Other                                                                   6.2                   6.1
                                                         --------------------- ---------------------
  Total property                                                    4,664.1               4,461.3
Accumulated depreciation                                           (2,245.3)             (2,187.2)
                                                         ===================== =====================
  Property, net                                                   $ 2,418.8             $ 2,274.1
                                                         ===================== =====================

Accumulated depreciation applicable to capitalized leases amounted to $81.6 million in 1997 and $72.0 million in 1996.

In the first quarter of 1996, the Company recorded a pre-tax gain of $11.1 million ($7.2 million after-tax) on the sale of a 25% interest in its Silver Bell project.

A54

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," the Company reviews long-lived assets, certain identifiable intangibles and goodwill related to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets (less disposal costs, if applicable).

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

The Company also recorded at December 31, 1995 a pre-tax charge to earnings of $9.2 million in accordance with SFAS No. 121 with respect to the assets at its waste recycling subsidiary in Corpus Christi, Texas (Encycle) and an obsolete mill. The impairment loss on Encycle's assets was the result of prior operating losses.


(8) Contingencies and Litigation

The Company is a defendant in lawsuits in Arizona involving the United States, Native Americans and other Arizona water users contesting the right of the Company and numerous other individuals and entities to use water and, in some cases, seeking damages for water usage and alleged contamination of ground water. The lawsuits could affect the Company's use of water at its Ray Complex, Mission Complex and other Arizona operations.

The Company and certain subsidiaries are defendants in four purported class actions and fourteen other lawsuits in Texas seeking substantial compensatory and punitive damages for personal injury and contamination of property allegedly caused by present and former operations in Texas, and product sales of the Company and its subsidiaries. Most of the cases name additional corporations as defendants.

The Company and two subsidiaries, at December 31, 1997, are defendants in 661 lawsuits brought by 8,333 primary and 2,469 secondary plaintiffs seeking substantial compensatory and punitive damages for personal injury or death allegedly caused by exposure to asbestos. Two of these lawsuits are purported statewide class actions brought on behalf of classes of persons who are not yet known to have asbestos related injury. One of these lawsuits has been dismissed subject to appeal. One subsidiary was dismissed from one lawsuit seeking damages for removal or containment of asbestos-containing products in structures. Plaintiffs have appealed. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

In September and October 1997, separate purported class actions were commenced against the Company in Omaha, Nebraska and in Denver, Colorado, seeking compensatory and punitive damages for alleged contamination of properties by emissions from the Company's former Omaha plant and the Globe plant in Denver. The actions are pending in federal district court in Omaha and Denver.

A55

In March 1996, the United States government filed an action in United States District Court in Boise, Idaho, against the Company and three other mining companies under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") and the federal Clean Water Act for alleged natural resource damages to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over approximately the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for restoration of the area. The Company believes, and has been advised by outside legal counsel, that it has strong legal defenses to the lawsuit. In 1996, the court granted a motion to consolidate this case with a prior, similar lawsuit filed by the Coeur d'Alene Tribe. In August 1997, the United States filed a motion to add to the lawsuit several companies, including certain subsidiaries of the Company.

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

On January 23, 1998, the Company, the United States Department of Justice and EPA announced the signing of a multi-region voluntary agreement covering a broad range of environmental issues affecting the Company's United States operations. The two consent decrees containing the agreement have been filed in United States District Courts in Phoenix, Arizona and Helena, Montana and are subject to approval by both courts following public comment. Pursuant to the agreement, which resolves numerous issues that were being negotiated and litigated separately, the Company will undertake capital construction projects amounting to $61.5 million, to be spent over six years, and pay penalties of $6.4 million.

In connection with the matters referred to above, as well as at other closed plants and sites where the Company is working with Federal and state agencies to resolve environmental issues, the Company accrues for these losses when such losses are probable and reasonably estimable. Such accruals are adjusted as new information develops or circumstances change and are not discounted to their present value. Recoveries of environmental remediation costs from insurance carriers and other parties are recorded as assets when the recovery is deemed probable.

Reserves for closed plants and environmental matters totaled $122.1 million and $128.3 million at December 31, 1997 and 1996, respectively. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures against these reserves were $63.1 million in 1997, $54.1 million in 1996 and $95.8 million in 1995.

The effect on pre-tax earnings of environmental and other closed plant charges was $20.2 million in 1997 ($50.4 million in charges offset by $30.2 million in anticipated insurance and other recoveries), and $15.0 million in 1996 ($67.7 million in charges offset by $52.7 million in insurance and other recoveries) including $10.0 million for the effect of the application of the American Institute of Certified Public Accountants: Statement of Position 96-1, "Environmental Remediation Liabilities".

A56

Future environmental related expenditures cannot be reliably determined in many circumstances due to the early stages of investigation, the uncertainties relating to specific remediation methods and costs, the possible participation of other potentially responsible parties and changing environmental laws and interpretations. Similarly, due to the uncertainty of the outcome of court proceedings, future expenditures related to litigation cannot be reliably determined. It is the opinion of management that the outcome of the legal proceedings and environmental contingencies mentioned, and other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of Asarco and its consolidated subsidiaries. However, it is possible that litigation and environmental contingencies could have a material effect on quarterly or annual operating results, when they are resolved in future periods. This opinion is based on considerations including experience related to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recovery when not deemed probable.

(9) Debt and Available Credit Facilities

Long-Term Debt
At December 31,                                                                    1997             1996
                                                                                   ----             ----
(in millions)
Revolving credit agreements                                                        $     -         $   45.0
Pollution control bonds, 1997/2006 - rates from
   6 3/4% to 8.9%                                                                    155.0            155.6
Capital lease obligations, 1997/2006 - rates from
   7.3% to 12.0%                                                                      61.8             74.8
7% Notes due 2001                                                                     50.0             50.0
7 3/8% Notes due 2003                                                                 99.7             99.6
7 7/8% Debentures due 2013                                                            99.7             99.7
8 1/2% Debentures due 2025                                                           149.0            148.9
6.8% term loan due 2000                                                               15.0             15.0
6.43% EXIM Bank credit agreement                                                      20.4             26.3
Mitsui credit agreement - LIBOR +2.87%                                                   -             45.0
CAF credit agreement - average 9.4%                                                   27.5             35.3
7.9% Secured Export Notes due 2007                                                   150.0                -
8.25% Bonds due 2004                                                                  50.0                -
Other                                                                                   .6              3.2
                                                                             ----------------- ----------------
Total debt                                                                           878.7            798.4
   Less current portion                                                               28.7             39.8
                                                                             ================= ================
      Long-term debt                                                               $ 850.0          $ 758.6
                                                                             ================= ================

Interest paid by the Company (excluding amounts capitalized of $5.5 million in 1997, $2.8 million in 1996 and $3.3 million in 1995) was $74.4 million in 1997, $78.1 million in 1996 and $89.2 million in 1995.

Maturities of debt instruments and future minimum payments under capital leases are:

At December 31,                                     Debt Instruments                 Capital Leases
                                                    ----------------                 --------------
(in millions)
1998                                                      $    37.0                        $    18.3
1999                                                           14.4                             16.5
2000                                                           39.0                             27.6
2001                                                           75.0                              4.3
2002                                                           20.1                              2.5
Thereafter                                                    631.4                              4.9
   Less interest                                                  -                            (12.3)
                                            ================================== ===========================
                                                          $   816.9                        $    61.8
                                            ================================== ===========================

A57

The Company has two revolving credit agreements that permit borrowings of up to $850.0 million, all of which was available at December 31, 1997. One facility for $350 million expires in April 1999 and the other facility for $500 million expires in May 2002. The borrowings bear interest based on LIBOR, the CD rate or the prime rate. Rates may vary based upon the Company's debt rating. Facility fees are payable on the full amount of the $350 million and $500 million revolving credit agreements at 0.2% and 0.125% per annum, respectively.

In April 1997, SPCC entered into a $600 million seven-year credit agreement with a group of international financial institutions. The agreement consists of a $400 million term loan facility and a $200 million revolving credit facility. The interest rate during the first three years of the agreement on any loans outstanding is LIBOR plus 1.75% per annum for term loans and LIBOR plus 2.00% for revolving credit loans. A commitment fee of 0.5% per annum is payable on the undrawn portion of the facility. No amounts have been drawn by SPCC under this agreement as of December 31, 1997.

In May 1997, SPCC privately placed $150 million of Secured Export Notes in the United States and international markets. These notes were issued with an average maturity of seven years and a final maturity in 2007 and were priced at par with a coupon rate of 7.9%. In addition, in June 1997 SPCC sold $50 million of 8.25% bonds due June 2004 to investors in Peru.

Some of SPCC's financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, SPCC may pay dividends to stockholders equal to 50% of its net income for any fiscal quarter as long as such dividends are paid by June 30 of the following year. As a result, at December 31, 1997, $572.8 million of SPCC's net assets included in the Company's consolidated net assets are unavailable for payment of dividends.

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

Under the most restrictive terms of the credit agreements, the Company must maintain a tangible net worth, as defined, of at least $1 billion and the percentage of current assets to current liabilities, as defined, cannot be less than 125%. Tangible net worth, as defined, was $1.7 billion at December 31, 1997, and the percentage of current assets to current liabilities, as defined, was 156%. In accordance with the most restrictive covenants of these agreements, additional indebtedness of $868.6 million would have been permitted as of December 31, 1997. In addition, under the most restrictive covenants of SPCC's loan agreements, SPCC would have been permitted additional indebtedness of $849.7 million at December 31, 1997.

In January 1998, the Company closed on a refinancing of three tax exempt debt issues and called for the redemption of the existing bonds. The aggregate principal amount of the refinancing was $132.8 million. The refinancing is expected to reduce the Company's annual interest costs by approximately $3.3 million.

Consolidated debt includes the debt of SPCC, none of which is guaranteed by Asarco.

The weighted average interest rate on short term borrowings was 7.4% at December 31, 1997, and 8.1% at December 31, 1996.

A58

(10)  Commitments

The Company has entered into several sale-leaseback agreements of mining equipment and has options to purchase this equipment. The options are at fixed prices prior to expiration of the leases and at fair market value upon expiration. The leasebacks have been accounted for as operating leases.

The book value and associated depreciation of the equipment sold have been removed from the Company's property accounts. Any profit on the sale has been deferred and will be amortized into net earnings in proportion to the rental charged over the lease term.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 1997 for each of the next 5 years and in the aggregate are:

Year                                                                    Amount (in millions)
----                                                                    --------------------
1998                                                                           $ 20.6
1999                                                                             19.4
2000                                                                             18.8
2001                                                                             18.4
2002                                                                             16.3
Thereafter                                                                      100.6
                                                               ---------------------------------------
                                                                               $194.1
                                                               ---------------------------------------

Total rental expense was $14.6 million in 1997, $13.3 million in 1996 and $10.9 million in 1995.

The Company's operating lease obligations include a lease by Silver Bell Mining, L.L.C., a 75% owned subsidiary, of its SX/EW facility. The gross rentals under the lease which are guaranteed by the Company are $85.8 million. Under an agreement with the owner of the 25% interest, the Company will be reimbursed for 25% of any payments made by the Company under this guarantee. Production of refined copper at the plant began in July, 1997.

As a result of its $1 billion expansion program, SPCC's electric power requirements will increase significantly requiring the construction of substantial additional generating capacity. In the second quarter of 1997, SPCC sold its existing power plant to an independent power company. In connection with the sale, a power purchase agreement was also completed, under which SPCC will purchase its power needs for the next twenty years. Under the agreement, SPCC's cost of power will increase somewhat from its 1996 level, however, SPCC will avoid the significant capital expenditures that would be required to meet the needs of expanded operations and its power costs will be favorably affected by benefits available to independent power companies in Peru.


(11) Stockholders' Equity

The Company purchased 3,371,618 of its common shares in 1997 (17,364 shares in 1996 and 34,729 shares in 1995). In 1997, 210,294 common shares (270,474 shares in 1996 and 503,392 shares in 1995) were used for employee benefit plans.

Retained earnings at December 31, 1997 includes undistributed earnings of $20.0 million for investments in 50% or less owned entities previously or currently accounted for by the equity method. Retained earnings includes cumulative foreign currency adjustments of $8.3 million at December 31, 1997 ($3.7 million at December 31, 1996 and $9.9 million at December 31, 1995). In 1996, a credit of $0.6 million was recognized in determining the gain from cumulative foreign currency adjustments on the sale of the Company's interest in MIM.

A59

Stock Options: The Company has three stockholder approved plans, the 1996 Stock Incentive Plan, a Stock Incentive Plan prior to 1996 and a Stock Option Plan. The 1996 Stock Incentive Plan replaced the prior Stock Incentive Plan which in turn had replaced the Stock Option Plan. Future options can only be granted under the 1996 Stock Incentive Plan. Unexpired options issued under prior plans will continue to be governed by, and exercised under the Stock Option Plan and the Stock Incentive Plan. The 1996 Stock Incentive Plan provides for the granting of nonqualified stock options, Incentive Stock Options, as defined under the Internal Revenue Code of 1986, as amended, as well as limited rights, restricted stock, bonuses or other compensation payable in stock, other stock based awards and dividend equivalents. The price at which options may be granted under the 1996 Stock Incentive Plan shall not be less than 100% of the fair market value of the Common Stock, on the date of grant. In general, options expire after 10 years and are not exercisable for six months from the date of grant. Compensation cost charged against earnings for restricted stock awards under the above plans was $1.0 million in 1997, $1.1 million in 1996 and $0.7 million in 1995. Retained earnings have been reduced by $8.4 million at December 31, 1997 ($7.1 million at December 31, 1996) for unearned compensation related to restricted stock awards.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for awards under the stock option plans. If compensation cost for the Company's stock incentive plan had been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts (not including the earnings effect of options granted by SPCC for its stock, which is immaterial) indicated below:

In millions, except per share amounts                                     1997              1996            1995
                                                                          ----              ----            ----
Net earnings - as reported                                                  $143.4          $138.3          $169.2
Net earnings - pro forma                                                    $141.0          $136.7          $167.7
Earnings per share (Basic)- as reported                                     $ 3.42          $ 3.24          $ 4.00
Earnings per share (Diluted)- as reported                                   $ 3.42          $ 3.23          $ 3.98
Earnings per share (Basic)- pro forma                                       $ 3.36          $ 3.20          $ 3.96
Earnings per share (Diluted)- pro forma                                     $ 3.36          $ 3.20          $ 3.95



For purposes of computing earnings per share, basic and diluted, the dilutive effect of stock options on common shares outstanding is as follows:

Weighted Average Common Shares Outstanding:                                  1997            1996             1995
                                                                             ----            ----             ----
(in millions)
  Basic                                                                      41.9            42.7             42.3
  Dilutive effect of stock options                                            0.1             0.1              0.1
                                                                            -----            -----            -----
  Diluted                                                                    42.0            42.8             42.4
                                                                            =====            =====            =====

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions used for grants in 1997: dividend yield of 2.9% (2.6% - 1996, 2.4% - 1995); expected volatility of 29.2% (28.4% - 1996, 27.6% - 1995); risk-free interest rate of 6.5% (5.43% - 1996, 7.8% - 1995); and expected lives of 7.0 years in 1997, 6.9 in 1996 and 1995.

A60

The total number of shares that may be optioned or awarded under the 1996 Stock Incentive Plan is 478,165 shares as of December 31, 1997, (475,076 shares at December 31, 1996) plus an additional number of shares on January 1 of each calendar year for the 10 year duration of the Stock Incentive Plan equal to one percent of the number of shares of the Company's Common Stock outstanding on the immediately preceding December 31. The weighted average remaining contractual life of stock options outstanding as of December 31, 1997 was 6.6 years. Stock option activity over the past three years under the Stock Incentive Plan and Stock Option Plan was:

                                                                             Weighted
                                                      Number of              Average                  Option Price
                                                        shares                Price                (range per share)
Outstanding at
  January 1, 1995                                            880,116               $25.41               $20.57 to $29.38
Granted                                                      216,200               $29.19               $26.63 to $32.57
Exercised                                                   (304,321)              $25.00               $20.57 to $29.19
Canceled or expired                                           (9,026)              $25.96               $21.94 to $29.19
                                                             ---------

Outstanding at
  January 1, 1996                                            782,969               $26.60               $20.57 to $32.57
Granted                                                      253,000               $31.20               $31.13 to $34.38
Exercised                                                    (39,306)              $26.01               $20.57 to $29.19
Canceled or expired                                           (6,300)              $25.85               $20.57 to $31.13
                                                             ---------

Outstanding at
  January 1, 1997                                            990,363               $27.81               $22.31 to $34.38
Granted                                                      370,450               $27.49               $27.50 to $31.97
Exercised                                                    (71,815)              $26.47               $22.31 to $29.19
Canceled or expired                                          (24,600)              $27.14               $22.31 to $31.13
                                                            ----------

Outstanding and exercisable at December 31, 1997           1,264,398               $27.88               $22.31 to $34.38

In 1989, the Company adopted a Shareholder Rights plan, which expires on August 7, 1999, and declared a dividend of one Right for each of its common shares. In January 1998, the Company extended the Shareholder Rights plan, with certain minor modifications, for an additional ten year period effective upon the earlier of the expiration of the existing Rights plan or the redemption of the existing Rights. In certain circumstances, if a person or group becomes the beneficial owner of 15% or more of the outstanding common shares, with certain exceptions, these rights vest and entitle the holder to certain share purchase rights. In connection with the Rights dividend, 800,000 shares of Junior Participating Preferred Stock were authorized for issuance upon exercise of the Rights.


(12) Benefit Plans

Pension benefits:

The Company maintains several noncontributory, defined benefit pension plans covering substantially all domestic employees. Benefits for salaried plans are based on salary and years of service. Hourly plans are based on negotiated benefits and years of service.

The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional tax deductible amounts as may be advisable under the circumstances. Plan assets are invested principally in commingled stock funds, mutual funds and securities issued by the United States.

A61

Net pension costs consisted of:

For the years ended December 31,                                              1997           1996           1995
                                                                              ----           ----           ----
(in millions)
Service cost                                                                 $ 9.1          $ 8.6          $ 6.3
Interest cost on projected benefit obligations                                12.7           11.0            9.8
Actual return on plan assets                                                 (41.0)         (21.8)         (30.8)
Net amortization and deferral                                                 26.9           10.7           21.0
                                                                        ============== ============== ==============
Net pension costs                                                            $ 7.7          $ 8.5          $ 6.3
                                                                        ============== ============== ==============

The actuarial present value of benefit obligations and funded status for the Company's plans were:

At December 31,                                        1997                        1996
(in millions)                                        Plans with    Plans with Assets   Plans with Accum.
                                                  Assets Exceeding  Exceeding Accum.  Benefit Obligation
                                                   Accum. Benefit       Benefit      Exceeding Assets (a)
                                                     Obligation        Obligation
Assets and obligations:
  Vested benefit obligation                                $163.5            $139.4                $ 5.3
  Nonvested benefits                                          8.5               7.8                  0.5
                                                  ---------------------------------------------------------
  Accumulated benefit obligation                            172.0             147.2                  5.8
Plan assets at fair value                                   227.5             174.3                  5.0
                                                  ---------------------------------------------------------
Plan assets in excess of (less than) accumulated
     benefit obligation
                                                           $ 55.5            $ 27.1               $(0.8)
                                                  =========================================================

Projected benefit obligation (PBO)                         $204.0            $175.4                $ 7.2
Plan assets at fair value                                   227.5             174.3                  5.0
                                                  ---------------------------------------------------------
Plan assets in excess of (less than) PBO
                                                             23.5              (1.1)                (2.2)
  Prior service cost                                         16.3              18.1                 (0.1)
  Initial net plan obligation                                 2.4               0.9                  2.1
  Effect of changes in assumptions and actuarial
     gains and losses
                                                            (11.9)              8.6                 (0.2)
  Minimum liability                                             -                 -                 (0.5)
                                                  ---------------------------------------------------------
Pension asset (liability) reflected in
     consolidated balance sheet
                                                           $ 30.3            $ 26.5                $(0.9)
                                                  =========================================================

Actuarial assumptions:
Discount Rate                                                7.0%              7.0%                 7.0%
Expected long-term rate of return on plan assets (b)        10.0%             10.0%                 8.0%
Expected annual salary increases                             4.0%              4.0%                 4.0%

(a) Plans maintained by SPCC.

(b) The expected long-term rate of return on plan assets is 8.0% for plans maintained by SPCC.

A62

Postretirement benefits:

Noncontributory postretirement health care coverage under the Asarco Health Plan, is provided to substantially all U.S. retirees not eligible for Medicare. A cost sharing Medicare supplement plan is available for retired salaried employees and life insurance coverage is provided to substantially all retirees. The tables below exclude the postretirement benefit obligation of SPCC, which is immaterial.

Net periodic postretirement benefit costs include:

For the years ended December 31,                                                     1997            1996           1995
(in millions)                                                                        ----            ----           ----

Service cost                                                                         $ 3.5           $ 3.4         $  2.4
Interest cost                                                                          8.1             8.0            8.5
Amortization of loss                                                                   1.2             1.3              -
                                                                             =============== =============== ==============
        Net periodic postretirement benefit costs                                    $12.8           $12.7         $ 10.9
                                                                             =============== =============== ==============

The following sets forth the plan's status reconciled with amounts reported in the Consolidated Balance Sheet:

At December 31,                                                                                  1997           1996
(in millions)                                                                                    ----           ----

Accumulated postretirement benefit obligation (APBO):
     Retirees                                                                                  $ 58.2         $ 60.7
     Fully eligible active plan participants                                                     21.7           20.0
     Other plan participants                                                                     42.9           41.1
                                                                                           -------------- --------------
Total APBO                                                                                      122.8          121.8
Item not yet recognized in earnings:
 Effect of changes in assumptions and actuarial gains and losses                                (18.3)         (21.9)
                                                                                           ============== ==============
      Postretirement benefit obligation                                                        $104.5         $ 99.9
                                                                                           ============== ==============

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health cost trend rate) is 6% for 1997 and is assumed to decrease to 5% by 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 1997, by $10.8 million, and the net periodic postretirement benefit costs for 1997 by $1.2 million. The discount rate used in determining the accumulated postretirement benefit obligation was 7% at December 31, 1997 and 1996. The plans are unfunded.

Employee Savings Plan:

The Company maintains employee savings plans for salaried and hourly employees which permit employees to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to 3% of compensation. In connection with the required match, the Company's contributions charged against earnings were $4.6 million in 1997, $4.5 million in 1996 and $4.3 million in 1995.

A63

(13) Business Segments

At December 31, 1997, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. Prior year amounts have been restated to conform to the current year's presentation.

The Company's copper segment includes integrated mining, smelting and refining operations in North America and in Peru, through its subsidiary, Southern Peru Copper Corporation. The Company's lead, zinc and precious metals segment consists of a fully integrated lead business in Missouri, a custom lead smelting business, a silver mining business and a zinc mining business.

Enthone-OMI, a wholly-owned subsidiary, operates a world-wide specialty chemicals business focused on functional and decorative coatings for the electronics and metal finishing industries. American Limestone Company, a wholly-owned subsidiary, produces construction aggregates.

The Company also maintains an active exploration effort focused on the identification and acquisition of advanced gold, copper and silver exploration projects. The segment labeled "All Other" includes environmental services, a specialty metals business, and income and expenses associated with facilities previously operated by the Company. The Company's reportable segments are separately managed strategic business units that offer different products and services.

The accounting policies of the segments are described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income or loss plus the equity in the net earnings of investments accounted for by the equity method attributable to each segment, where applicable. Corporate and general administrative expenses are allocated among the segments generally in proportion to operating expenses. Identifiable assets are those directly used in the operations of each segment. Unallocated corporate assets are principally cash, marketable securities, and investments. There can be no assurance that operations and assets of the Company subject to the jurisdiction of foreign governments will not be affected adversely by future actions by such governments.

A64

Business Segments - Sales
(in millions)

For the years ended December 31,                                                        1997            1996            1995
                                                                                        ----            ----            ----
By Reportable Segment
  Copper                                                                             $ 2,022         $ 1,968         $ 2,329
  Lead, Zinc & Precious Metals                                                           304             357             489
  Specialty Chemicals                                                                    324             319             309
  Aggregates                                                                              54              47              44
  All Other                                                                               17              26              27
                                                                                =============== =============== ===============
Total                                                                                $ 2,721         $ 2,717         $ 3,198
                                                                                =============== =============== ===============

By Country (a)
  United States                                                                      $ 1,501         $ 1,529         $ 1,781
  Japan                                                                                  219             245             264
  Italy                                                                                  166             147             189
  United Kingdom                                                                         146             153             157
  The Netherlands                                                                        109             122             217
  Foreign - Other                                                                        580             521             590
                                                                                =============== =============== ===============
Total                                                                                $ 2,721         $ 2,717         $ 3,198
                                                                                =============== =============== ===============

(a)      Revenues are attributed to countries based on location of customer.

Business Segments - Earnings
(in millions)
For the years ended December 31,                                                        1997            1996            1995
                                                                                        ----            ----            ----
By Reportable Segment (a), (b), (c)
  Copper                                                                             $   315         $   326         $   617
  Lead, Zinc & Precious Metals                                                           (15)            (11)            (62)
  Specialty Chemicals                                                                     29              24              24
  Aggregates                                                                              14              10               8
  Exploration                                                                            (32)            (27)            (15)
  All Other (d)                                                                          (28)            (14)            (83)
                                                                                --------------- --------------- ---------------
Total                                                                                $   283         $   308         $   489
  Interest and other                                                                      33              23             (66)
  Less:  Equity Earnings                                                                  (9)             (4)             (2)
                                                                                --------------- --------------- ---------------
Earnings before taxes on income and minority
  interests                                                                          $   307         $   327         $   421
                                                                                =============== =============== ===============

Depreciation and Depletion
  Copper                                                                             $   108         $    99         $    96
  Lead, Zinc & Precious Metals                                                            17              14              16
  Specialty Chemicals                                                                      3               3               4
  Aggregates                                                                               3               2               2
  All Other                                                                                -               1               1
                                                                                =============== =============== ===============
Total                                                                                $   131         $   119         $   119
                                                                                =============== =============== ===============

Equity in results of non-consolidated companies
  Copper                                                                             $     1         $     1         $     -
  Lead, Zinc & Precious Metals                                                             3              (1)             (2)
  Specialty Chemicals                                                                      5               4               4
                                                                                =============== =============== ===============
Total                                                                                $     9         $     4          $    2
                                                                                =============== =============== ===============

(a) Includes provision for asset impairment of $1.1 for Copper, $36.3 for Lead, Zinc & Precious Metals and $8.2 for All Other in 1995.
(b) Includes LIFO profits of $16.7 in 1997, $5.3 in 1996 and $.7 in 1995 primarily reported in the Copper and Lead, Zinc and Precious Metals segments.
(c) Includes equity in the net earnings of investees accounted for by the equity method.
(d) Includes environmental and other closed plant charges of $20.2 in 1997, $15.0 in 1996 and $76.3 in 1995.

A65

Business Segments - Identifiable Assets
(in millions)

For the years ended December 31,                                                        1997            1996            1995
By Reportable Segment
  Copper                                                                             $ 3,009         $ 2,810         $ 2,728
  Lead, Zinc & Precious Metals                                                           427             401             360
  Specialty Chemicals                                                                    263             272             267
  Aggregates                                                                              32              32              31
  Exploration                                                                             15              11              11
  All Other                                                                              153             123              82
                                                                                --------------- --------------- ---------------
Total Reportable Segments                                                            $ 3,899         $ 3,649         $ 3,479
Unallocated corporate assets                                                             211             471             848
                                                                                =============== =============== ===============
Total                                                                                $ 4,110         $ 4,120         $ 4,327
                                                                                =============== =============== ===============

Long-Lived Assets
  United States                                                                      $ 1,547         $ 1,820         $ 2,123
  Peru                                                                                   919             872             796
  Foreign - Other                                                                        142              84              75
                                                                                =============== =============== ===============
Total                                                                                $ 2,608         $ 2,776         $ 2,994
                                                                                =============== =============== ===============

Equity Method Investments
  Copper                                                                             $     2         $     2         $     2
  Lead, Zinc & Precious Metals                                                             9               5               3
  Specialty Chemicals                                                                     50              53              57
                                                                                =============== =============== ===============
Total                                                                                $    61         $    60         $    62
                                                                                =============== =============== ===============

Capital Expenditures
  Copper                                                                             $   295         $   233         $   287
  Lead, Zinc & Precious Metals                                                            18              42              30
  Specialty Chemicals                                                                      4               7               3
  Aggregates                                                                               3               3               3
  All Other                                                                                2               1              15
                                                                                --------------- --------------- ---------------
Total                                                                                $   322         $   286         $   338
                                                                                =============== =============== ===============

(14) Financial Instruments

Hedging: The Company may use derivative instruments to manage its exposure to market risk from changes in commodity prices, interest rates or the value of its assets and liabilities. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or create synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold. The Company also uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on futures contracts are reported as a component of the underlying transaction. Earnings include gains from option sales and exercises, primarily related to copper, of $25.8 million in 1997, $27.1 million in 1996 and losses of $5.6 million in 1995.

A66

At December 31, 1997, the Company held the following copper put options:
(in millions, except per pound amounts)

                                                                                                 Percent of
                                                     Strike Price Per     Unamortized Cost        Estimated
                        Pounds         Period              Pound                                 Production
                        ------         ------              -----           --------------        ----------
         Asarco            44.0           1/98-3/98          $0.95               $0.7               26%

         SPCC              44.0           1/98-3/98          $0.95               $0.6               27%

Trading: As part of its price protection program, the Company may use synthetic put options which consist of a call option and a forward sale on the same quantity of metal. Price protection programs utilizing synthetic puts may be implemented in steps. In cases where the step approach is used, the Company's objective is to take advantage of current market conditions to minimize its cost while at the same time limiting the Company's exposure should market conditions change before the synthetic put is completed. Until a synthetic put is completed, any calls not matched with a forward sale are marked to market with the gain or loss, if any, recorded in earnings. Earnings include gains of $0.5 million in 1997 from the sale or exercise of call options. Earnings also include gains of $3.6 million in 1997 and losses of $0.1 million in 1996 from unrealized mark to market adjustments. At December 31, 1997, the Company held copper call options covering an aggregate of 140.3 million pounds of copper, a portion of which are exercisable in each quarter of 1998 at an average strike price of 97 cents. The carrying value of these calls at December 31, 1997 was $0.4 million.

Gains and Losses: The recognized pre-tax gains (losses) of the Company's metal hedging and trading activities, were as follows:

   For the years ended December 31,                           1997               1996                1995
                                                              ----               ----                ----
   (in millions)
   Metal
   -----
   Copper                                                      $ 28.7              $ 26.9              $ (5.7)
   Zinc                                                           1.2                (0.1)               (0.1)
   Silver                                                           -                   -                 0.5
   Lead                                                             -                 0.2                (0.3)
                                                        ================== ================== ===================
     Net Gain (Loss)                                           $ 29.9              $ 27.0              $ (5.6)
                                                        ================== ================== ===================

The Company may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The differential is accrued as interest rates change and is recorded in interest expense. During 1995, the Company entered into three swap agreements, expiring 1998 to 2000, with an aggregate notional amount of $115.0 million. The effect of these agreements is to limit the interest rate exposure to 6.6% on $100 million of the Company's revolving credit loans and 6.8% on its $15 million, 5 year term loan. As a result of these swap agreements, interest expense was increased by $0.6 million in 1997, $0.7 million in 1996 and $0.2 million in 1995.

A67

The estimated fair values of the Company's financial instruments are:

       At December 31,                                               1997                                 1996
(in millions)                                             Carrying           Fair               Carrying          Fair
                                                            Value            Value                Value           Value
               Assets:
Cash and cash equivalents                                    $ 210.6         $ 210.6              $ 192.4         $ 192.4

Marketable securities - held to maturity
                                                             $ 205.3         $ 205.3              $   1.0         $   1.0

Put options                                                  $   1.3         $  14.3                    -               -

          Call options                                       $   0.4         $   0.4              $   4.0         $   4.0

          Investments:
  Available-for-sale securities                              $  73.5         $  73.5              $ 387.9         $ 387.9
  Restricted investment in Grupo Mexico (a)
                                                                50.2            78.9                 50.2            78.9
                 Other                                           3.1              (b)                 4.6              (b)
                                                       ---------------- ---------------      --------------- ---------------
     Total investments                                       $ 126.8         $ 152.4              $ 442.7         $ 466.8
                                                       ---------------- ---------------      --------------- ---------------

          Liabilities:
Long-term debt (excluding capital lease obligations)         $ 816.9         $ 848.3              $ 723.6         $ 736.9
Interest rate swaps                                                -          $ (0.6)                   -          $ (0.8)


(a)At December 31, 1997 and 1996, 56.3 million shares of Grupo Mexico were subject to a fixed price option which limits the sale of the shares for a period of more than one year. The fair value shown is equal to the exercise price of the option.

(b)No fair value was available for these investments as they represent an interest in companies whose stock is not publicly traded. Accordingly, it is not practicable to determine the fair value of such securities.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of these instruments.

Marketable securities: The carrying amount and fair value are reported at amortized cost, which approximates market, since these securities are to be held to maturity.

Put and call options: Fair value is an estimate based on relevant market information such as: volatility of similar options, futures prices and the contracted strike price. Call options held at December 31, 1997, which represent trading securities, had an average fair value of $1.3 million during the year ended December 31, 1997.

Available-for-sale securities and interest rate swaps: Fair value is based on quoted market prices.

Long-term debt: The fair value is based on the quoted market prices for the same or similar issues.

A68

Unaudited Quarterly Data
(in millions, except per share data)

                                            1997                                                  1996
                                            ----                                                  ----
QUARTERS             1st     2nd(a)(b) 3rd(c)(d)      4th       Total      1st(e)    2nd(f)       3rd      4th(g)     Total
                 ==============================================================================================================

Sales               $ 715.6   $ 741.0    $ 661.3     $ 603.1    $2,721.0   $ 735.0    $ 682.5   $ 647.8   $ 651.5    $2,716.8

Operating
income              $ 106.0   $  96.5    $  53.6     $  18.6    $  274.7   $  92.6    $  88.4   $  51.7   $  70.7    $  303.4

Net earnings        $  40.6   $  51.9    $  45.8     $   5.1    $  143.4   $  35.7    $  72.4   $   5.9   $  24.3    $  138.3

Dividends paid
per common share    $  0.20   $  0.20    $  0.20     $   .20    $   0.80   $  0.20    $  0.20   $  0.20   $  0.20    $   0.80
Stock market
 price:
  High              $32-1/2   $32-1/4    $    34     $31-7/8    $     34   $35-1/4    $35-7/8   $27-7/8   $    28    $ 35-7/8
  Low               $25-1/8   $26-1/2    $    30     $21-3/4    $ 21-3/4   $27-1/2    $27-5/8   $23-3/4   $24-1/8    $ 23-3/4
Net earnings
 per  share:
  Basic             $  0.95   $  1.21    $  1.10     $  0.13    $   3.42   $  0.84    $  1.70   $  0.14   $  0.57    $   3.24
  Diluted           $  0.94   $  1.20    $  1.09     $  0.13    $   3.42   $  0.83    $  1.69   $  0.14   $  0.57    $   3.23

(a) Includes a $13.4 after-tax gain, $20.7 pre-tax, on the sale of 43.4 million shares of Grupo Mexico.

(b) Includes a $10.3 after-tax gain, $15.9 pre-tax, as a result of liquidation of LIFO inventories.

(c) Includes a $34.2 after-tax gain, $52.6 pre-tax, on the sale of the Company's remaining unrestricted shares in Grupo Mexico.

(d) Includes a $30.0 pre-tax charge to increase reserves for closed plant and environmental matters, offset entirely by anticipated insurance recoveries.

(e)     Includes a $7.2  after-tax  gain,  $11.1  pre-tax,  on the sale of a 25%
        interest in the Company's Silver Bell project. (f) Includes a $39.0 after-tax gain, $60.1 pre-tax, on the sale of the Company's remaining 15.0% interest in MIM. (g) Includes a pre-tax charge of $0.6 ($53.3 in charges, including $10.0 related to the application of SOP 96-1, offset by $52.7 in insurance and other recoveries) for environmental and other closed plant matters.


Metals Price Sensitivity

Assuming that expected metal production and sales are achieved, tax and royalty rates are unchanged, that the number of shares outstanding is unchanged and giving no effect to results of other business segments, hedging programs or changes in the costs of production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 1998. Estimates are based on 39.7 million shares outstanding.

                                                          Copper         Lead         Zinc        Silver         Molybdenum
Change in Metal Price                                 1(cent)/lb.     1(cent)/lb.  1(cent)/lb.    $1/oz          $1/lb.
Annual Change in Earnings per Share                    17.5(cent)     4.8(cent)    1.9(cent)     13.6(cent)      14.1(cent)

A69

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ASARCO Incorporated

We have audited the accompanying consolidated balance sheets of ASARCO Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, cash flows, and changes in common stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ASARCO Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                        COOPERS & LYBRAND L.L.P.


New York, New York
January 27, 1998

A70

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                 PART III

Items 10, 11, 12 and 13.

Reference is made to Executive Officers of Asarco and Business Experience During the Past Five Years on page A30. Information in response to the disclosure requirements specified by these items appears under the captions and pages of the 1998 Proxy Statement indicated below:

                                                                                                      Proxy Statement
                                                                                                           Pages
Item      Required Information                        Proxy Statement Section
10.       Directors and Executive
            Officers                                  Election of Directors                                2 - 5
11.       Executive Compensation                      Executive Compensation
                                                        through Option Exercises
                                                        and Fiscal Year-End
                                                        Values                                            11 - 13
                                                      Retirement Plans through
                                                        Employment Agreements                             14 - 19
12.       Security Ownership                          Security Ownership of Certain Beneficial
                                                          Owners through Common Stock Equivalents
                                                                                                           7 - 9
13.       Certain Relationships and Related
             Transactions.                            Certain Transactions                                19 - 20



The information referred to above is incorporated herein by reference.

A71
                                                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

         1. Financial Statements

                The following financial statements of ASARCO Incorporated and its subsidiaries are included at the indicated pages of the document as stated below:

                                                                                                       Form 10-K
                                                                                                         Pages
                   Consolidated Statement of Earnings for the years
                     ended December 31, 1997, 1996 and 1995                                               A42

                   Consolidated Balance Sheet at December 31,
                     1997 and 1996                                                                        A43

                   Consolidated Statement of Cash Flows for the
                     years ended December 31, 1997, 1996 and 1995                                         A44

                   Consolidated Statement of Changes in Common
                     Stockholders' Equity for the years ended
                     December 31, 1997, 1996 and 1995                                                     A45

                   Notes to Financial Statements                                                        A46-A68

                   Report of Independent Accountants                                                      A69



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

A72

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

          (j) Statement of Cancellation filed March 3, 1988 whereby 27,000 shares of Series A Cumulative Preferred Stock were cancelled

          (k)       Certificate   of  Amendment  of  Restated   Certificate   of
                    Incorporation, as amended, filed August 7, 1989

          (l)       By-Laws as last amended on June 26, 1991

          4.        Instruments   defining  the  rights  of  security   holders,
                    including indentures

          (a) There are currently various separate indentures, agreements or similar instruments under which long-term debt of Asarco is currently outstanding. The Registrant hereby agrees to furnish to the Commission, upon request, a copy of any of the instruments which define the rights of holders of long-term debt securities. None of the outstanding instruments represent long-term debt securities in excess of 10% of the total assets of Asarco as of December 31, 1997

          (b) Form of Rights Agreement dated as of July 26, 1989, between the Company and First Chicago Trust Company of New York, as Rights Agent, defining the rights of shareholders under a July 1989 Shareholders' Rights plan and dividend declaration

A73

          (c) Rights Agreement Amendment dated as of September 24, 1992, between the Company and The Bank of New York, as Successor Rights Agent under the Rights Agreement listed above

          (d) Second Rights Agreement Amendment dated as of February 23, 1995, between the Company and The Bank of New York deleting certain special conditions relating to MIM. The effect of the amendment is to apply to MIM the same percentage ownership conditions (15%) that apply to all other shareholders.

          (e) Form of Rights Agreement dated as of January 28, 1998, between the Company and the Bank of New York, as Rights Agent, defining the rights of shareholders under a January 1998 Shareholders' Rights plan and dividend declaration. The effect of the 1998 Rights plan is to extend the 1989 Rights plan, which expires in 1999.

          (f) Indenture Agreement dated as of February 1, 1993, between the Company and Bankers Trust Company, as Trustee, covering the issuance of debt securities registered by the Company in April 1992 not to exceed $250 million

          (g) Indenture Agreement dated as of October 1, 1994, between the Company and Chemical Bank, as Trustee, covering the issuance of debt securities registered by the Company in October 1994 not to exceed $300 million

          10.       Material Contracts

          (a)       Stock Option Plan as amended through November 30, 1994

          (b) Form of Amended Employment Agreement dated February 26, 1997, between the Company and currently 12 of its executive officers, including Messrs. R. de J. Osborne, F.R. McAllister, K.R. Morano, R.M. Novotny and A.B. Kinsolving

          (c)       Deferred Fee Plan for Directors,  as amended through January
                    28, 1998

          (d)       Supplemental   Pension   Plan  for   Designated   Mid-Career
                    Officers, as amended through January 28, 1998

          (e) Retirement Plan for Non-Employee Directors, as amended through January 28, 1998. Effective December 31, 1995, the Company terminated the plan for current and future directors.

          (f)       Directors'  Stock Award Plan, as amended through January 27,
                    1993

          (g) Stock Incentive Plan adopted by the Company's Shareholders on April 25, 1990 and as amended through November 29, 1995

          (h) Directors' Deferred Payment Plan, as amended through January 28, 1998

          (i) Incentive Compensation Plan for Senior Officers, effective January 1, 1996

          (j)       1996 Stock Incentive Plan, effective April 24, 1996

          (k)       Compensation  Deferral Plan, as amended  through January 28,
                    1998

          11.       Statement re Computation of Earnings Per Share

A74

          12.       Statement re Computation of Ratios

          21.       Subsidiaries of the Registrant

          23.       Consent of Independent Accountants

         The exhibits listed as 10(a) through (k) above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

(b) Reports of Form 8-K filed in the fourth quarter of 1997 and first quarter of 1998:

         Current report filed on March 2, 1998 containing a copy of the Rights Agreement dated as of January 28, 1998, between the Company and The Bank of New York, as Rights Agent, defining the rights of shareholders under a January 1998 Shareholders' Rights plan and dividend declaration. The effect of the 1998 Rights plan is to extend the 1989 Rights plan which expires in 1999.

(c) Exhibits - The exhibits to this Form 10-K are listed on the Exhibit Index on pages C1 through C5. Copies of the following exhibits are filed with this Form 10-K:
           10(c)  Deferred Fee Plan for Directors
           10(d) Supplemental Pension Plan for Designated Mid-Career Officers 10(e) Retirement Plan for Non-Employee Directors
           10(h)  Directors' Deferred Payment Plan
           10(k)  Compensation Deferral Plan
           11.    Statement re Computation of Earnings Per Share
           12.    Statement re Computation of Ratios
           21.    Subsidiaries of the Registrant
           23. Consent of Independent Accountants is included on page A75 of this Annual Report on Form 10-K.

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

A75
                        REPORT OF INDEPENDENT ACCOUNTANTS ON
                              FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
  Stockholders of ASARCO Incorporated


Our report on the consolidated financial statements of ASARCO Incorporated and Subsidiaries has been included in this Form 10-K on page A69. In connection with our audits of such financial statements, we have also audited the related financial statement schedule which appears on pages B1 through B3 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                            COOPERS & LYBRAND L.L.P.



New York, New York
January 27, 1998


Item 14
Exhibit 23


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (File Nos. 33-45631, 33-55993 and 333-02359) and Form S-8 (File Nos. 2-83782, 2-67732, 33-34606, 333-16875,
333-18083, and 333-46181) of ASARCO Incorporated of our report dated January 27, 1998, on our audit of the consolidated financial statements of Asarco Incorporated and Subsidiaries, which report appears on page A69 of this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on our audit of the financial statement schedule, which appears above.

We also consent to the reference to our Firm as experts in the Prospectuses referred to in the preceding paragraph only insofar as such reference relates to our report appearing on page A69 of this Annual Report on Form 10-K and to our report on the financial statement schedule which appears above.


                            COOPERS & LYBRAND L.L.P.


New York, New York
March 20, 1998

A76
                                                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 1998

                                                           ASARCO Incorporated
                                                                  (Registrant)


                          By_/s/ Richard de J. Osborne
                             (Richard de J. Osborne,
                            Chairman of the Board and
                                                   Chief Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(a)          Principal Executive Officer:
             /s/ Richard de J. Osborne      Chairman of the Board
             (Richard de J. Osborne)

(b)          Principal Financial Officer:

             /s/ Kevin R. Morano             Executive Vice President and
             (Kevin R. Morano)                Chief Financial Officer

(c)          Principal Accounting Officer:

             /s/ William Dowd                 Controller
             (William Dowd)

(d)          Directors:

             /s/ Richard de J. Osborne                                         /s/ Willard C. Butcher
             (Richard de J. Osborne)                                           (Willard C. Butcher)

             /s/ Vincent A. Calarco                                            /s/ James C. Cotting
             (Vincent A. Calarco)                                              (James C. Cotting)

             /s/ David C. Garfield                                             /s/ E. Gordon Gee
             (David C. Garfield)                                               (E. Gordon Gee)

             /s/ James W. Kinnear III                                          /s/ Francis R. McAllister
             (James W. Kinnear III)                                            (Francis R. McAllister)

             /s/ Kevin R. Morano                                               /s/ Martha T. Muse
             (Kevin R. Morano)                                                 (Martha T. Muse)

             /s/ Michael T. Nelligan                                           /s/ John D. Ong
             (Michael T. Nelligan)                                             (John D. Ong)

             /s/ Manuel T. Pacheco                                             /s/ James Wood
             (Manuel T. Pacheco)                                               (James Wood)

Date: February 27, 1998

B1
                               ASARCO Incorporated
                                AND SUBSIDIARIES
                 Schedule II - Valuation and Qualifying Accounts
                                FOR THE YEAR 1997
                                 (in thousands)

      Column A           Column B                               Column C                              Column D             Column E
      --------           --------                               --------                              --------             --------

                                                               Additions                             Deductions
                                     --------------------------------------------------------------------------------------
                                          Charged to
                        Balance at     costs/expenses or                         Charged                                 Balance at
                        beginning         (credited)                            to other                                    end of
Description             of period          to income          Description       accounts      Descriptions       Amount     period
-----------             ---------          ---------          -----------       --------      ------------       ------     ------

                                                                                           Accounts and notes
Deducted from assets                                                                       written off, net of
   on Balance Sheet:                                                                       recoveries            $1,432
                                                                                                                 ======

                                                                                           Foreign currency
Allowance for                                                                              Translation
 doubtful accounts:       $8,129            $1,921                                         adjustment             $497       $8,121
                          ======            ======                                                                ====       ======





Current portion of                                        Net amount
     reserves for                                         transferred from
     closed plants                                        noncurrent reserve
     and                                                  for closed  plants               Current
     environmental                                        and enviornmental                charges to
     matters             $38,128                          matters                $61,819   reserves             $56,709     $43,238
                         =======                                                 =======                        =======     =======

Non-current portion
     of reserves for
     closed plants                                                                         Net amount
     and                                                                                   transferred to
     environmental                                                                         current
     matters             $90,205            $50,441                                        liabilities          $61,819     $78,827
                         =======            =======                                                             =======     =======

Included in caption
     "Other
     liabilities and
     reserves" on                                         Increase in the                  Charges against
     Balance Sheet                                        reserve for                      the reserve for
     Other              $36,938             $7,590        Major Repairs                    Major Repairs         $771       $43,757
                        =======             ======                                                               ====       =======


B2
                               ASARCO Incorporated
                                AND SUBSIDIARIES
                 Schedule II - Valuation and Qualifying Accounts
                                FOR THE YEAR 1996
                                 (in thousands)

      Column A           Column B                              Column C                              Column D              Column E
      --------           --------                              --------                              --------              --------

                                                               Additions                            Deductions
                                     -------------------------------------------------------------------------------------
                                          Charged to
                        Balance at      costs/expenses                          Charged                                   Balance at
                        beginning        or (credited)                         to other                                     end of
Description             of period          to income          Description      accounts      Descriptions       Amount      period
-----------             ---------          ---------          -----------      --------      ------------       ------      ------

                                                                                          Accounts and notes
Deducted from assets                                                                      written off, net of
   on Balance Sheet:                                                                      recoveries            $1,151
                                                                                                                ======


Allowance for                                                                             Foreign currency
     Doubtful                                                                             translation
     accounts:            $7,409            $1,993                                        adjustment             $122        $8,129
                          ======            ======                                                               ====        ======





Current portion of                                        Net amount
     reserves for                                         transferred from
     closed plants                                        noncurrent reserve
     and                                                  for closed plants               Current
     environmental                                        and environmental               charges to
     matters             $53,042                          matters               $39,983   reserves             $54,897      $38,128
                         =======                                                =======                        =======      =======

Non-current portion
     of reserves for
     closed plants                                                                         Net amount
     and                                                                                   transferred to
     environmental                                                                         current
     matters             $62,484            $67,704                                        liabilities          $39,983     $90,205
                         =======            =======                                                            =======      =======

Included in caption
     "Other
     liabilities and
     reserves" on                                         Increase in the                 Charges against
     Balance Sheet                                        reserve for                     the reserve for
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
                         =======            =======                                                             ======      =======

B3
                               ASARCO Incorporated
                                AND SUBSIDIARIES
                 Schedule II - Valuation and Qualifying Accounts
                                FOR THE YEAR 1995
                                 (in thousands)

      Column A           Column B                              Column C                              Column D               Column E
      --------           --------                              --------                              --------               --------

                                                               Additions                            Deductions
                                     -------------------------------------------------------------------------------------
                                          Charged to
                        Balance at      costs/expenses                          Charged                                   Balance at
                        beginning        or (credited)                         to other                                      end of
Description             of period          to income          Description      accounts      Descriptions       Amount       period
-----------             ---------          ---------          -----------      --------      ------------       ------       ------

                                                                                          Accounts and notes
Deducted from assets                                                                      written off, net of
   on Balance Sheet:                                                                      recoveries            $1,125
                                                                                                                ======

 Allowance for                                                                           Foreign currency
  doubtful                                                                               translation
  accounts:              $6,249            $2,189                                        adjustment              $(96)       $7,409
                         ======            ======                                                                =====       ======





Current portion of                                        Net amount
     reserves for                                         transferred from
     closed plants                                        noncurrent reserve
     and                                                  for closed plants               Current
     environmental                                        and environmental               charges to
     matters             $55,946                          matters               $73,874   reserves             $76,778      $53,042
                         =======                                                =======                        =======      =======

Non-current portion
     of reserves for
     closed plants                                                                        Net amount
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

4.       Instruments   defining  the  rights  of  security  holders,   including
         indentures

          (a)       There are currently various separate indentures,  agreements or similar  instruments under which long-term debt of Asarco is currently  outstanding.  The Registrant  hereby agrees to furnish to the  Commission,  upon request,  a copy of any of the  instruments  which  define  the  rights of  holders  of
                    long-term   debt   securities.   None  of  the   outstanding
                    instruments represent long-term debt securities in excess of
                    10% of the total assets of Asarco as of December 31, 1997

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

          (d)       Second Rights  Agreement  Amendment dated as of February 23,
                    1995, between the Company and The Bank of New York (Filed as an Exhibit to the Company's report on Form 8-K filed on February 24, 1995, and incorporated herein by reference)

          (e) Form of Rights Agreement dated as of January 28, 1998, between the Company and The Bank of New York, as Rights
                    Agent,  defining the rights of shareholders' under a January
                    1998  Stockholders'  Rights  plan and  dividend  declaration
                    (filed as an Exhibit to the Company's Form 8-K filed on March 2, 1998, and incorporated herein by reference)

C3
                               ASARCO Incorporated
                                  EXHIBIT INDEX

Exhibit                                                                                                     Indexed
  No.                                                Description                                            on Page
          (f)       Indenture Agreement dated as of February 1, 1993 between the
                    Company and Bankers Trust Company, as Trustee,  covering the issuance  of debt  securities  registered  by the Company in
                    April 1992,  not to exceed $250 million (Filed as an Exhibit to the  Company's  1992  Annual  Report  on  form  10-K  and incorporated herein by reference)

          (g) Indenture agreement dated as of October 1, 1994 between the Company and Chemical Bank, as Trustee covering the issuance of debt securities registered by the Company in October
                    1994, not to exceed $300 million (Filed as an Exhibit to the Company's registration statement on Form S-3 filed on October 12, 1994, and incorporated herein by reference)

10.                 Material Contracts

          (a)       Stock  Option  Plan as last  amended on  November  30,  1994
                    (Filed as an Exhibit to the Company's  1994 Annual Report on
                    Form 10-K and incorporated herein by reference)

          (b)       Form of Amended  Employment  Agreement  dated  February  26,
                    1997,  between the Company and currently 12 of its executive
                    officers,   including  Messrs.   R.  de  J.  Osborne,   F.R.
                    McAllister,  K.R. Morano,  R.M. Novotny and A.B.  Kinsolving
                    (Filed as an Exhibit to the Company's  1996 Annual Report on
                    Form 10-K and incorporated herein by reference)

          (c)       Deferred Fee Plan for Directors,  as amended through January
                    28,  1998   C11-C15  (d)   Supplemental   Pension  Plan  for
                    Designated  Mid-Career Officers,  as amended through January
                    28, 1998 C16-C24

          (e)       Retirement  Plan  for  Non-Employee  Directors,  as  amended through January 28, 1998.  Effective  December 31, 1995, the
                    Company   terminated   the  plan  for   current  and  future
                    directors.  C25-C30 (f)  Directors'  Stock  Award  Plan,  as amended through January 27, 1993 (Filed as an Exhibit to the
                    Company's  1992 Annual Report on Form 10-K and  incorporated herein by reference)

          (g) Stock Incentive Plan adopted by the Company's Shareholders on April 25, 1990, as last amended on November 29, 1995
                    (Filed as an Exhibit to the Company's  1995 Annual Report on
                    Form 10-K and incorporated herein by reference)

          (h)       Director's Deferred Payment Plan, as amended through January
                    28, 1998 C31-C37 (i) Incentive  Compensation Plan for Senior
                    Officers, effective January 1, 1996 (Filed on Exhibit B to the Company's 1996 Proxy Statement filed on March 12, 1996 and incorporated herein by reference)


C4
                               ASARCO Incorporated
                                  EXHIBIT INDEX

Exhibit                                                                                                     Indexed
  No.                                                Description                                            on Page
          (j)       1996 Stock Incentive  Plan,  effective April 24, 1996 (Filed as an Exhibit to the  Company's  Registration  Statement  on
                    Form S-8 filed on December 17, 1996, and incorporated herein by reference)

          (k)       Compensation  Deferral Plan as amended  through  January 28,
                    1998 C38-C48 11.  Statement re  Computation  of Earnings Per
                    Share C5

12.      Statement re Computation of Ratios C6

21.      Subsidiaries of the Registrant C7-C10

23. Consent of Independent Accountants is included on page A75 of this Annual Report on Form 10-K.

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


Fully Diluted Earnings per Common Share
(in thousands, except per share amounts)

                                                                               For the years ended December 31,

                                                                               1997             1996             1995
Net earnings (loss) applicable to common stock                                $143,392          $138,336        $169,153
                                                                          =============== ================= ===============


Weighted average number of common shares outstanding
                                                                                41,903            42,711          42,326
      Shares issuable from assumed excercise of Stock Options
                                                                                    73                58             132
                                                                          =============== ================= ===============
Weighted average number of common shares outstanding, as adjusted
                                                                                41,976            42,769          42,458
                                                                          =============== ================= ===============

Diluted earnings per share:
    Net earnings (loss) applicable to common stock                               $3.42             $3.23           $3.98
                                                                          =============== ================= ===============

Basic earnings per share:
    Net earnings (loss) applicable to common stock                               $3.42             $3.24           $4.00
                                                                          =============== ================= ===============


C6


Exhibit 12 Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements
------------------------------------------------------------------------------

                                                       1997          1996          1995           1994          1993
                                                       ----          ----          ----           ----          ----
                                                                     (Dollars in thousands)
NET EARNINGS                                          $143,392       $138,336     $169,153       $ 64,034      $ 15,619
  Adjustments
    Taxes on Income                                     72,356         99,924      122,465          9,375       (36,503)
     Equity Earnings, Net of
          Taxes                                         (7,706)        (3,837)      (1,837)       (47,653)      (27,384)
     Cumulative Effect of Change
       in Accounting Principle                               -              -            -              -       (86,295)
     Dividends received from
       non-consolidated
       companies                                         5,209          4,047        1,828         14,301         1,676
     Total Fixed Charges                                84,972         83,553       99,516         66,377        64,359
     Interest Capitalized                               (5,515)        (2,839)      (3,256)          (869)       (4,010)
     Capitalized Interest Amortized                      2,113          2,274        2,949          1,727         1,629
     Minority interest                                  90,605         88,331      129,543            809           693
                                                      --------       --------     --------       --------      --------
EARNINGS (LOSS)                                       $385,426       $409,789     $520,361       $108,101      $(70,216)
                                                      ========       ========     ========       ========      ========
FIXED CHARGES
     Interest Expense                                 $ 74,247       $ 76,442     $ 91,954       $ 62,529      $ 57,321
     Interest Capitalized                                5,515          2,839        3,256            869         4,010
     Imputed Interest Expense                            5,210          4,272        4,306          2,979         3,028
                                                      --------       --------     --------       --------      --------
TOTAL FIXED CHARGES                                   $ 84,972       $ 83,553     $ 99,516       $ 66,377      $ 64,359
                                                      ========       ========     ========       ========      ========
Ratio of Earnings to Fixed Charges                        4.5             4.9          5.2            1.6           (a)
                                                      ========        ========     ========       ========      ========

(a) For the year ended 1993 earnings were insufficient to cover fixed charges by $134,575.

C7


Item 14.     (c) Exhibit 21    Subsidiaries of the Registrant

                                                                                           Percentage of
                                                                                         voting securities         Key to
                                                                                           owned or other          notes
                                     Name of Company                                      bases of control         below
       PARENTS:  None

       Registrant:  ASARCO Incorporated                                                                             (A)

       SUBSIDIARIES AND OTHER ASSOCIATED COMPANIES:

1      Air Resources Corporation (Delaware)                                            100.0                        (A)
2      Alta Mining and Development Company (Utah)                                       62.4                        (C)
3      American Limestone Company, Inc. (Delaware)                                     100.0                        (A)
4      American Smelting and Refining Company (New Jersey)                             100.0                        (C)
5      AR Mexican Explorations Inc. (Delaware)                                         100.0                        (A)
6         Minera San Bernardo, S.A. de C.V. (Mexico)                                       100.0                    (A)
7      AR Mexican Holdings, Inc. (Delaware)                                            100.0                        (A)
8         AR Specialty Chemicals, S. A. de C.V. (Mexico)                                   100.0                    (A)
9           Enthone-OMI de Mexico S.A. de C.V. (Mexico)                                         100.0               (A)
10            Rafco Kemicals S.A. de C.V. (Mexico) (See 41)                                          17.0           (B)
11     AR Silver Bell, Inc. (Delaware)                                                 100.0                        (A)
12        Silver Bell Mining, L.L.C. (Delaware)                                             75.0                    (A)
13     AR Montana Corporation (Delaware)                                               100.0                        (A)
14     Asarco Arizona, Inc. (Delaware)                                                 100.0                        (A)
15     Asarco (Delaware) Incorporated (Delaware)                                       100.0                        (C)
16     Asarco Exploration Company, Inc. (New York)                                     100.0                        (A)
17        ASARCO Guyane Francaise S.A.R.L.                                             100.0                        (A)
18        Empresa Minera Manquiri S.R.L. (Bolivia) (See 94)                             50.0                        (A)
19     Asarco Exploration Company of Canada, Limited
         (Canada)                                                                      100.0                        (A)
20     Asarco Finance Limited (Bermuda)                                                100.0                        (C)
21     Asarco International Corporation (Delaware)                                     100.0                        (A)
22     Asarco International Corp. FSC (Virgin Islands)                                 100.0                        (A)
23     Asarco de Mexico (Delaware) Inc.                                                100.0                        (C)
24     Asarco Oil and Gas Company, Inc. (New York)                                     100.0                        (A)
25     Asarco Peruvian Exploration Company (Delaware)                                  100.0                        (A)
26     ASARCO Santa Cruz, Inc. (Delaware)                                              100.0                        (A)
27        Covington Land Company (Delaware)                                                100.0                    (A)
28        CP Water Company (Arizona)                                                       100.0                    (A)
29     Asarco Trans-Ural Company (Delaware)                                            100.0                        (C)
30        Asarco Aginskoe, Inc. (Delaware)                                                 100.0                    (C)
31     BioTrace Laboratories, Incorporated (Utah)                                      100.0                        (C)
32     Bridgeview Management Company, Inc. (New Jersey)                                100.0                        (A)
33     Compania Minera Asarco, S.A. (Chile)                                            100.0                        (A)
34     Copper Basin Railway, Inc. (Delaware)                                            45.0                      (B) (D)
35     Domestic Realty Company, Inc. (Montana)                                         100.0                        (A)
36     Encycle, Inc. (Delaware)                                                        100.0                        (A)
37        Hydrometrics, Inc. (Delaware)                                                    100.0                    (A)
38        Encycle/Texas, Inc. (Delaware)                                                   100.0                    (A)
39     Enthone, Incorporated (New York)                                                100.0                        (A)
40        Meltex, Inc. (Japan)                                                              16.25                 (B) (D)
41          Enthone-OMI (Singapore) Pte. Ltd. (Singapore)                                         1.6               (A)
          (See 81)
42        Rafco Kemicals, S.A. de C.V. (Mexico) (See 10)                                    34.0                    (C)
43     Enthone-OMI, Inc. (Delaware)                                                    100.0                        (A)

C8

Form 10-K

Item 14.    (c) Exhibit 21    Subsidiaries of the Registrant

                                                                                           Percentage of
                                                                                         voting securities         Key to
                                                                                           owned or other          notes
                                      Name of Company                                     bases of control         below


        SUBSIDIARIES AND OTHER ASSOCIATED COMPANIES, cont'd:


44        Ebara-Udylite Co., Ltd. (Japan)                                                   45.0                  (B) (D)
45        Electroplating Engineers of Japan Ltd. (Japan)                                    25.0                  (B) (D)
         (See 72)
46           Electroplating Engineers S.A. (Switzerland)                                         24.0             (B) (D)
            (see 48)
47         Enthone-OMI (Australia) Pty. Ltd. (Victoria,                                    100.0                    (A)
             Australia)
48         Enthone-OMI (Benelux) B.V. (The Netherlands)                                    100.0                    (A)
49           Electroplating Engineers S.A. (Switzerland)                                         20.0             (B) (D)
            (see 45)
50           Enthone-OMI (France) S.A. (France) (See 53)                                         28.5               (A)
51         Enthone-OMI (Canada) Inc. (Ontario, Canada)                                     100.0                    (A)
52         Enthone-OMI (Deutschland)GmbH (Germany)                                         100.0                    (A)
53          IMASA B.V. (The Netherlands)                                                   100.0                    (A)
54         Enthone-OMI (France) S.A. (France) (See 49)                                      71.5                    (A)
55         Enthone-OMI Holdings (U.K.) Ltd. (United                                     82.41                       (A)
          Kingdom) (see 67)
56           AMZA Ltd. (Israel)                                                                  33.3             (B) (D)
57           Enthone-OMI (U.K.) Limited (United Kingdom)                                   100.0                    (A)
58           L.P.W. Chemie GmbH (Germany)                                                        49.0             (B) (D)
59             Blasberg Oberflaechentechnik GmbH (Germany)                                          100.0           (A)
60             Galvano Production Chemie GmbH (Germany)                                             100.0           (A)
61             Nihon LPW K.K. (Japan)                                                                40.0           (B)
62         Enthone-OMI (Hong Kong) Company Limited (Hong                                     5.5                    (A)
          Kong) (See 78)
63         Enthone-OMI (Italia) S.p.A. (Italy) (See 68)                                     51.6                    (A)
64         Enthone-OMI K.K. (Japan)                                                        100.0                    (A)
65         Enthone-OMI (Sverige) A.B. (Sweden)                                             100.0                    (A)
66             IMASA Kemi A.B. (Sweden)                                                    100.0                    (A)
67         Enthone-OMI Holdings (Europe) S.A. (France)                                     100.0                    (A)
68          Enthone-OMI Holdings (U.K.) Ltd. (United                                          17.59                 (A)
            Kingdom) (See 54)
69           Enthone-OMI (Italia) S.p.A. (Italy) (See 62)                                        48.4               (A)
70           Imasa A.G. (Switzerland)                                                            40.0             (B) (D)
71           Internacional de Manufacturas Asociadas, S.A.                                      100.0               (A)
            (Spain)
72         OMI Holding S.A. (Switzerland)                                                  100.0                    (A)
73           Electroplating Engineers of Japan Ltd. (Japan)                                      25.0             (B) (D)
            (See 44)
74           Enthone-OMI (Suisse) S.A. (Switzerland)                                            100.0               (A)
75         OMI International Corporation (Delaware)                                        100.0                    (A)
76           Enthone-OMI (Austria) GmbH (Austria)                                               100.0               (A)
77           Enthone-OMI (Espana) S.A. (Spain)                                                  100.0               (A)

C9

Form 10-K

Item 14.    (c) Exhibit 21    Subsidiaries of the Registrant

                                                                                           Percentage of
                                                                                         voting securities         Key to
                                                                                           owned or other          notes
                                      Name of Company                                     bases of control         below

         SUBSIDIARIES AND OTHER ASSOCIATED COMPANIES, cont'd:


78            Enthone-OMI (Europe) Corporation (Delaware)                                       100.0                 (A)
79            Enthone-OMI (Hong Kong) Company Limited (Hong                                      94.5                 (A)
            Kong) (See 61)
80              Hua-Mei Electroplating Technology Company Ltd.                                       51.0         (B) (D)
              (People's Rep.of China)
81              Hua-Mei (Tianjin) Electroplating Technology                                          51.0         (B) (D)
                 Company, Ltd.
82            Enthone-OMI (Singapore) Pte. Ltd. (Singapore)                                      98.4               (A)
              (See 40)
83              Enthone-OMI (Malaysia) SDN BHD (Malaysia)                                           100.0           (A)
84       Federated Metals Canada Limited (Canada)                                      100.0                        (A)
85          Federated Genco Limited (Canada)                                                60.0                  (B) (D)
86       Federated Metals Corporation (New York)                                       100.0                        (A)
87          LSLC Corp. (New York).                                                         100.0                    (C)
88       Geominerals Insurance Company, Ltd. (Bermuda)                                 100.0                        (A)
89       Grupo Mexico, S.A. de C.V. (Mexico)                                             8.17                     (B) (F)
90       Lac d'Amiante du Quebec, Ltee (Delaware)                                      100.0                        (A)
91          LAQ Canada, Ltd. (Delaware)                                                         100.0               (A)
92       Mines Trading Company Limited (United Kingdom)                                100.0                        (C)
93       Mining Development Company (Delaware)                                         100.0                        (A)
94          Empresa Minera Manquiri S.R.L. (Bolivia) (See 18)                           50.0                        (A)
95       Minto Explorations Ltd. (British Columbia)                                     55.77                       (A)
96       Mission Exploration Company (Delaware)                                        100.0                        (A)
97            Lesarco, Inc. (Phillipines)                                                   30.0                    (A)
98       NCBR, Inc. (Delaware)                                                         100.0                        (A)
99       Neptune Mining Company (Delaware)                                              52.2                      (B) (D)
100      Northern Peru Mining Corporation (Delaware)                                   100.0                        (A)
101      Silver Valley Resources Corporation (Delaware)                                 50.0                        (A)
102      Southern Peru Copper Corporation (Delaware)                                    62.6                      (A) (E)
103           Southern Peru Limited (Delaware)                                         100.0                        (A)
104             Fomenta, S.A. (Peru)                                                        99.50                   (A)
105               Pegasus Travels, S.A. (Peru)                                                   90.0               (A)
106             Logistics Services Incorporated (Delaware)                                 100.0                    (A)
107               LSI-Peru, S.A. (Peru)                                                          98.18              (A)
108             Global Natural Resources Inc. (Delaware)                                   100.0                    (C)
109             Multimines Corporation (Delaware)                                          100.0                    (B)
110             Multimines Insurance Company, Ltd. (Bermuda)                               100.0                    (A)
111             Recursos e Inversiones Andinas, S.A. (Peru)                                 99.99                   (A)
112               Compania Minera Los Tolmos, S.A. (Peru)                                        98.05              (B)
113      The International Metal Company (New York)                                    100.0                        (A)
114      Tulipan Company, Inc. (Delaware)                                               63.0                        (B)


C10

Form 10-K

                                      NOTES

(A) Included in financial statements of Registrant and consolidated subsidiaries at December 31, 1997, filed as part of this Form 10-K.

(B) Excluded from financial statements of Registrant and consolidated subsidiaries filed as part of this Form 10-K, except to the extent noted in Notes D, E and F. These companies are not in the aggregate considered significant.


(C) Inactive, having no assets or liabilities.


(D) Carried on the equity method. None of the 50%-or-less owned companies constitutes a significant subsidiary.


(E) Effective January 1, 1995, Asarco consolidated the financial results of SPCC in its financial statements. Previously, SPCC was accounted for under the equity method.

(F) Grupo Mexico is carried on the cost method.

C11
                               ASARCO INCORPORATED

                         DEFERRED FEE PLAN FOR DIRECTORS
                       As Last Amended on January 28, 1998


  Section 1. Effective Date. The effective date of the ASARCO Incorporated Deferred Fee Plan For Directors (the "Plan"), is January 1, 1982.


  Section 2.    Eligibility.   Any  Director  of  ASARCO  Incorporated  (the
                "Company") is eligible to participate in the Plan.


  Section 3.    Deferred   Compensation  Account.  A  deferred  compensation
                account shall be established for each Director who elects to participate in the Plan. Each Director's deferred compensation account shall consist of a cash subaccount and a stock subaccount.

  Section 4.    Amount of Deferral.  A participant may elect to defer receipt of all or one-half of the compensation payable to the participant for serving on the Board of Directors or committees of the Board of Directors of the Company. An amount equal to the compensation deferred will be credited to the participant's deferred compensation account on the date such compensation is otherwise payable.

  Section 5. Time of Election of Deferral. The first election to defer compensation received during the calendar year, and any subsequent election modifying the prior election as provided in
                Section 10, shall be effective when made and, with respect to the percentage of compensation deferred, shall only apply to compensation not then earned. An election, as subsequently modified, shall continue in force with respect to compensation earned during such calendar year until the Company is notified in writing that the participant no longer wishes to defer compensation for future services on the Board of Directors.

  Section 6. Cash Subaccount. Any compensation which a director elects to defer pursuant to this Plan shall be credited to such Director's cash subaccount unless such Director elects in writing that all or a portion of such deferral be credited to his stock subaccount in accordance with Section 7 of this Plan. Each deferred compensation cash subaccount will be credited with interest from the date on which deferred compensation would normally have been paid, until payment, at a rate equal to the prime rate of The Chase Manhattan Bank (National Association), on the first day of each calendar quarter in which such interest is credited to the participant's deferred compensation cash subaccount. Interest shall be compounded quarterly.

  Section 7. Stock Election. A Director may elect in writing that all or a portion, in increments of 25%, of the compensation he is deferring pursuant to the Plan for any year be credited to his deferred compensation stock subaccount in lieu of his deferred compensation cash subaccount.

        An election by a Director to have an amount credited to his deferred compensation stock subaccount must be received by the Company prior to January 1 of the calendar year during which the election is to be effective and shall be irrevocable for the entire year. Such election shall remain in effect for subsequent years unless changed prior to the January 1 of any such subsequent year. Notwithstanding the foregoing, however, any such election which is to take effect in 1988 must be received by the Company prior to April 1, 1988 and shall be effective only for compensation earned on and after that date.

C12

        A bookkeeping entry shall be made of the number of whole shares of Company common stock which could be purchased at fair market value with the compensation credited to such stock subaccount on the day such amount normally would have been paid to the Director.

        The stock subaccount also shall be credited with a bookkeeping entry indicating the number of additional whole shares which would be payable as a stock dividend on the shares previously credited to the stock subaccount.

        Any deferred compensation amounts which are insufficient to permit the crediting of a whole share of Company common stock and any amounts which would represent cash dividends on Company common stock credited to a stock subaccount shall be carried as a cash balance bookkeeping entry in such stock subaccount. At such time as the cash balance equals at least the fair market value of one share of Company common stock, the cash balance bookkeeping entry shall be converted to an entry representing the number of additional whole shares of Company common stock which could be purchased at fair market value with such balance. No interest shall be credited on any such stock subaccount cash balance.

        For purposes of this Section 7, "fair market value" of a share of Company common stock shall mean the average of the of the high and low prices of a single share of Company common stock as reported by the Wall Street Journal for New York Stock Exchange-Composite Trading as of the first trading day coincident with or next following the day as of which such value is to be determined.

        No election may be made to have amounts previously credited to a Director's deferred compensation cash subaccount credited instead to his stock subaccount, and no election may be made to have amounts previously credited to a Director's stock subaccount credited instead to a cash subaccount.

 Section 8. Value of Deferred Compensation Accounts. The value of each participant's deferred compensation account shall include the compensation deferred pursuant to Section 4 which is credited to a Director's deferred compensation cash subaccount, the interest credited on such compensation pursuant to Section 6, the value of any shares of Company common stock credited to the Director's deferred compensation stock subaccount and the cash balance credited to such stock subaccount, less any payments made under
                Section 9.

 Section 9.     Payment   of   Deferred   Compensation.   The  value  of  a
                participant's deferred compensation cash subaccount and deferred compensation stock account shall be payable solely in cash. All payments of a participant's deferred compensation account shall be made in a lump sum or in annual installments in accordance with an election made by the participant as provided in Section
                10. At a participant's election, such payments may commence on January 15 of any year subsequent to the fourth year following the year in which such fees are earned, provided, that in all cases payment shall commence on the January 15 of the calendar year following termination of services as a Director.

        If the annual installments are elected, such payments shall be made on each January 15 in accordance with the participant's election as provided in
Section 10. The amount of the first payment attributable to the cash subaccount shall be a fraction of the value of the participant's cash subaccount, the numerator of which is one and the denominator of which is the total number of installments elected, and the amount of each subsequent payment shall be a fraction of the value (including interest earned) on the date preceding each subsequent payment, the numerator of which is one and the denominator of which is the total number of installments elected minus the number of installments previously paid.

C13

        The amount of the first payment attributable to the stock subaccount shall be a fraction of the value of the participant's stock subaccount (based upon the fair market value of the stock determined under Section 7 plus any cash balance), the numerator of which is one and the denominator of which is the number of installments elected, and the amount of each subsequent payment shall be a fraction of the redetermined value of the participant's stock subaccount, the numerator of which is one and the denominator of which is the total number of installments elected minus the number of installments previously paid.

        If one lump sum payment is elected, such payment shall be made on the date designated in accordance with the participant's election as provided in
Section 10.

 Section 10.    Manner  of  Electing  Deferral  and  Payment;   Changes  in
                Election. A participant shall elect to defer compensation by giving written notice to the Company on a form provided by the Company, which notice shall include (1) the percentage amount to be deferred; (2) an election of a lump sum payment or the number of annual installments (not to exceed ten) for the payment of the deferred compensation; and (3) the date of the lump sum payment or of the first installment payment, as appropriate. A participant's election shall remain in effect unless changed in the manner set forth below. A participant may change his election with respect to the percentage of deferral at any time by submitting a new written notice to the Company, provided, that such a changed election will be effective only for compensation subsequently earned during the calendar year to which the election applies. All deferred elections shall be irrevocable as to compensation previously earned and may not be changed as to the form or time of payments. Notwithstanding the foregoing, prior to the calendar year in which payments would otherwise commence, a participant may request the Company, subject to the discretion of the Company, (i) to change his election with respect to the form and time of payments of his cash subaccount and/or (ii) to change his election with respect to the form and time of payments of his stock subaccount in connection with his retirement or termination as a Director, provided, that no such change may accelerate the time of the initial payment date of any deferred amount, or delay the scheduled initial payment day for a period of less than three years.

 Section 11. Designation of Beneficiary. A participant may designate a beneficiary by giving written notice to the Company on the form described in Section 10. If no beneficiary is designated, the beneficiary will be the participant's estate. If more than one beneficiary statement has been filed, the beneficiary designated in the statement bearing the most recent date will be deemed the valid beneficiary.

  Section 12. Death of Participant or Beneficiary. In the event of a participant's death before he has received all of the deferred payments to which he is entitled hereunder, the value of the participant's deferred compensation account shall be paid to the estate or designated beneficiary of the deceased participant in one lump sum on the first January 15 or July 15 following such date of death, or as soon as reasonably possible after such January 15 or July 15, unless the participant has elected to continue without change the schedule for payment of benefits.

        If the distribution is to be made to a beneficiary and such beneficiary dies before such distribution has been made, the amount of the distribution will be paid to the estate of the beneficiary in one lump sum.

C14

 Section 13. Participant's Rights Unsecured. The right of any participant to receive future installments under the provisions of the Plan shall be contractual in nature only, however, the amounts of such installments may be held in a trust, the assets of which shall be subject to the claims of the Company's general creditors in the event of bankruptcy or insolvency only. Any installment paid from such trust shall reduce the amount of benefits owed by the Company.

 Section 14.    Statement   of  Account.   Statements   will  be  sent  to
                participants by the end of February of each year as to the value of their deferred compensation accounts as of the end of December of the preceding year.

 Section 15. Assignability. No right to receive payments hereunder shall be transferable or assignable by a participant or beneficiary, except by will or by the laws of descent and distribution.


 Section 16. Participation in Other Plans. Nothing in this Plan will affect any right which a participant may otherwise have to participate in any other retirement plan or agreement which the Company may have now or hereafter.

 Section 17. Change of Control. (a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not a participant in the Plan immediately prior to such Change of Control shall be permitted to be a participant under the Plan following such Change of Control. Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of a participant or his or her rights with respect to such accrued benefits in the Plan, unless any such amendment, modification or termination is consented to in writing by all such participants. Upon a Change of Control, payment of all of the value of any and all amounts accrued to the participant hereunder shall be made to a participant immediately. For purposes of calculating such payment, a participant's cash subaccount and/or stock subaccount shall be valued as of the date of the Change of Control.

(b)      Participants who are receiving annual installment  payments pursuant to
         Section 10 as of January 28, 1998, who do not consent to the provisions of this Section 17 within sixty (60) days of the date of notice of this amendment shall continue to receive annual installment payments as elected pursuant to Section 10 hereof following a Change of Control.

(c) For purposes of this Plan, a "Change of Control" shall be deemed to have occurred if:

                  (1) any "person", as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing either 31% or more of the voting power of all classes of capital stock of the Company or 33-1/3% or more of the then outstanding common stock without par value, of the Company;

C15

                  (2) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board of Directors of the Company and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board of Directors or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment or election or nomination for election was previously so approved or recommended;

                  (3) the stockholders of the Company approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other company, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as defined herein) acquires more than 50% of the combined voting power of the Company's then outstanding securities; or

         (4) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

 Section 18. Amendment. This Plan may at any time or from time to time be amended, modified or terminated by the Board of Directors of the Company. No amendment, modification or termination shall, without the consent of a participant, adversely affect such participant's accruals in his deferred compensation account.

 Section 19. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.



         IN WITNESS WHEREOF, the Company has caused this Amendment to its Deferred Fee Plan for Directors to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereto on the 28th day of January, 1998.

                                                            ASARCO Incorporated



                                                           By:_________________
                                                                Vice President

Attest:


---------------------
Assistant Secretary

[SEAL]

C16

                               ASARCO Incorporated

                            SUPPLEMENTAL PENSION PLAN

                       FOR DESIGNATED MID-CAREER OFFICERS

                      (As amended through January 28, 1998)


         WHEREAS, the Organization and Compensation Committee (the "Committee") of the Board of Directors of ASARCO Incorporated (the "Company" or "Asarco") has been advised by its independent compensation consultants that executive officers who join or have joined the Company in mid-career, and subsequently serve as vice president or higher rank for ten or more years, usually do not have sufficient time before retirement to accrue benefits under existing pension plans of the Company adequate to their needs or appropriate to reflect their experience or employment responsibilities, and that a supplemental retirement benefits plan for such persons should be adopted to remove these inequities, to encourage the continued association of these executives with the Company, and to assure that the Company is able to attract and retain executives with valuable prior experience; and

         WHEREAS, the Committee has recommended the adoption of, and the Board of Directors has approved and decided to adopt, the ASARCO Incorporated Supplemental Pension Plan for Designated Mid-Career Officers (the "Plan") to permit the Company to provide supplemental retirement benefits to key officers identified by the Committee who otherwise would receive retirement benefits which would not reflect their experience prior to employment with the Company or would not be appropriate for the position of responsibility which they hold with the Company.

         NOW, THEREFORE, the Company hereby adopts the Plan effective November 24, 1987.

1.       DEFINITIONS.

          1.1   Committee.   Committee  is  the  Organization  and  Compensation
                Committee of the Board of Directors of the Company.

          1.2 Executive. Executive is an officer of the Company holding a rank of Vice President or higher who is determined by the Committee in its sole discretion to be a person who when first employed by the Company already had prior business or professional experience which was valuable to the Company and relevant to the position for which he was employed. This term shall also include the Executive's spouse in the event benefit payments, as described hereinafter, to such spouse have commenced under the Plan. The terms Executive or Participant shall have identical meaning in this Plan.

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

C17

          1.4 Primary Insurance Amount. The Primary Insurance Amount shall be the Executive's Primary Insurance Amount for social security purposes, determined on the basis of the Executive's actual compensation with respect to years of employment with the Company. With respect to years of employment, if any, prior to employment with the Company, the Committee shall estimate the Executive's income that is treated as wages for purposes of the Social Security Act. If the Executive's employment with the Company is terminated prior to age 65, for years following termination of employment, it shall be assumed for purposes of calculating the Primary Insurance Amount that the Executive earns compensation so as to accrue maximum Social Security benefits.

 2. SUPPLEMENTAL BENEFIT. All supplemental benefits under the Plan shall be determined according to this Section 2.

          2.1 Net Annual Benefit. The base annual benefit payable to the Executive on or after age 65 shall be determined by multiplying his annualized Final Compensation Rate by 0.55 (fifty-five percent). This amount shall be reduced by the sum of (i) the annual amount of any benefits accrued to the date of termination of employment with the Company (other than benefits attributable to pre- or post-tax contributions made by the Executive) which are payable, which have been paid or which will become payable to the Executive from any defined benefit or money purchase pension plan (whether qualified or nonqualified) maintained by the Company or any other employer at any time, and (ii) his annual Primary Insurance Amount. In the event the Executive has received, is receiving, or is scheduled to receive benefits from another such pension plan in any form other than a single life annuity (including a single sum distribution or a variable annuity) or at a time other than when benefits commence under this Plan, the benefits to be taken into account under (i) above shall be determined in good faith by the Company based on actuarial assumptions and factors reasonably utilized under the ASARCO Salaried Retirement Plan (the "Salaried Plan") as of the date of determination, or to the extent such factors or assumptions do not contemplate a particular situation which arises under this Plan, based upon the factors applied by the Pension Benefit Guaranty Corporation for purposes of determining the present value of benefits upon termination of a plan with insufficient assets. In the event of a controversy concerning the calculation of benefits described in (i) above, the Committee shall in good faith determine the amount of benefits pursuant to Section 5 of the Plan. The benefit remaining after this reduction shall constitute the Executive's Net Annual Benefit.

          2.2 Form and Timing of Payment. (a) Except as otherwise provided herein, the benefit shall be payable to the Executive in a lump sum, payable as soon as practicable following the earlier of (i) the Date of Termination (as defined below), or (ii) a Change of Control (as defined below) which lump sum shall be calculated as set forth in Section 2.3. Date of Termination shall mean the day upon which the Executive is first eligible to receive benefits at or after age 65 from the Salaried Plan (whether or not benefits have actually commenced from such plan) except as provided under Sections 3.1 and 6 below;

         C18

          (b) An Executive may elect prior to the Date of Termination to defer (for a period not to exceed twenty (20) years) the lump sum payment (the "Deferral Amount") to a future date or to convert the Deferral Amount to a series of scheduled installments. Such an election must be made at least twelve (12) months prior to the Date of Termination, except in the event of termination by reason of "disability" (as defined for purposes of the Salaried
                Plan), in which case the election must be made prior to the Date of Termination. Any such election may be changed, provided that no such change shall be given effect unless it is made in writing at least twelve (12) months prior to the Date of Termination. The Deferral Amount shall be deemed invested in accordance with an election to be made by the Executive in such funds as are provided under the Savings Plan of ASARCO
                Incorporated and Participating Subsidiaries ("ASARCO Savings Plan"), except, however, that the ASARCO Common Stock Fund shall not be available as a deemed investment under the Plan. ASARCO will attempt to follow the Executive's elections, but will not be required to do so. Regardless of whether the Executive's elections are followed, the Deferral Amount shall be credited with deemed earnings, gains, losses, expenses and changes in the fair market value of such Deferral Amount as if ASARCO had followed such investment designations. The Executive must elect in writing to have his Deferral Amount deemed invested in increments of no less than 5%, in one or more of the investment funds described in the ASARCO Savings Plan. Said election must total one hundred percent (100%) of his Deferral Amount.

          (c) The election of a deemed investment option is the sole responsibility of each Executive. Neither ASARCO, nor the Committee, nor any trustee of any trust that may be established in connection with the Plan are authorized or permitted to advise (or shall have any liability with respect to) an Executive as to the election of any option or the manner in which his Deferral Amount shall be deemed to be invested.

          (d) Consistent with this Section 2, each Executive may elect in writing, that a whole percentage (no less than 5%) or specific dollar amount of his deemed investment in any fund may be transferred to any other fund available under the ASARCO Savings Plan (except for the ASARCO Common Stock Fund). Such election will be prospective only and will be permitted on a daily basis, in accordance with rules, if any, as shall be established by ASARCO.

          (e) Notwithstanding paragraphs (a) and (b) above, an Executive may elect in writing to receive single life annuity payments under the Plan at approximately the same time as payments are to be made to the Executive under the Salaried Plan. Such an election must be made at least twelve (12) months prior to the Date of Termination, except in the event of termination by reason of "disability" (as defined for purposes of the Pension Plan), in which case the election must be made prior to the Date of Termination. Any such election may be changed , provided that no such change shall be given effect unless it is made in writing at least twelve (12) months prior to the Date of Termination.

         C19

          (f) At any time subsequent to an Executive's Date of Termination, an Executive who made an election pursuant to Section 2.2(b) may request a payment of all or a portion of the value of his Deferral Amount not yet payable. Such a request shall be approved by the Committee only upon a finding that the Executive has suffered a severe financial hardship which has resulted from events beyond the Executive's control ("Hardship Event"), and only in the amount reasonably needed to satisfy such Hardship Event. Whether a Hardship Event has occurred shall be determined in accordance with Treasury Regulation Sections 1.457-2(h)(4) and (5). In the event such a payment is approved, payment of all or a portion of the value of the Deferral Amount shall be made as soon as practicable to the Executive.

          (g) At any time subsequent to an Executive's Date of Termination, an Executive who made an election pursuant to Section 2.2(b) may elect the acceleration of payment of all or a portion of the value of an Executive's Deferral Amount not yet payable subject to a 6% penalty of the payment amount. Payment of such amount, less such penalty (which shall be forfeited), shall be paid in cash in a single lump sum as soon as practicable after the requested payment date.

          (h) Notwithstanding the foregoing, subsequent to his or her Date of Termination, an Executive who has made an election pursuant to
                Section 2.2(b) may file an election to amend such prior election as to the time of any amount due and payable at least 12 months subsequent to such amendment, and to change the form of such payments, provided no such election may accelerate any payment to a date earlier than 12 months from the date of amendment. The amended form of payment may be a single sum payment of any amounts not yet due and payable, or annual installments of any such amounts, or a combination thereof, with payments extended for no more than 20 years following the Executive's Date of Termination.

          (i) Upon the death of an Executive who has elected an annuity form of payment pursuant to Section 2.2(e) above, his or her surviving spouse, if any, at date of death ("Surviving Spouse") shall receive 50% of the Net Annual Benefit described in Section
                2.1 above for his or her life.

          (ii) Upon the death of an Executive in all other events, the Executive's Surviving Spouse, if any, shall receive any benefits due the Executive under this Plan at the same time, in the same form and in the same amount as the Executive would have received such benefits; provided, however, that such Surviving Spouse shall be entitled to elect to alter the timing or form of benefit to the same extent the Executive could have so elected pursuant to Sections 2.2(b), 2.2(f), 2.2(g) or 2.2(h) above, and shall be entitled to direct the deemed investment of the Deferral Amount in the same manner in which the Executive would have been entitled pursuant to Section 2.2(b).

          (iii) In the event of the death of an Executive described in (ii) above who has no Surviving Spouse, the benefit payable pursuant to (ii) above shall be paid as soon as practicable in a single sum to his beneficiary, or if none, to his estate.

   C20

          2.3   Calculation of Lump Sum. The amount of the lump sum described in
                Section 2.2(a) shall be the lump sum equivalent value of the Net Annual Benefit, determined by using the following actuarial assumptions for the Executive (and spouse, if married at the date of determination):

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

         2.4 Eligibility for Benefit. Except for payments under Section 3.3 and in the case of a Change of Control (as defined below) no benefit shall be payable unless the Executive shall have been in the employ of the Company as a Vice President or officer of higher rank for a period of at least 10 years on his date of termination of employment.

3.TERMINATION  OF  EMPLOYMENT  PRIOR  TO AGE  65.  If the  Executive  terminates employment prior to age 65, for any reason,  his rights and benefits under the
  Plan   will   be determined   in accordance with this Section 3.


          3.1 Benefit Commencement. Except as provide in Section 6 upon a Change of Control, the commencement date of benefit payments shall be the day upon which the Executive is first eligible to receive benefits from the Salaried Plan (and the Executive shall have no right to elect any other commencement date); provided, however, that at the option of the Company, the Company may require that the Executive's benefit commencement date shall be age 65, if later than the date benefits would otherwise commence hereunder. The option provided to the Company herein shall not be exercised unreasonably or in bad faith.

          3.2 Benefit Adjustment. If the Executive terminates prior to age 65 for reasons other than death or total and permanent disability, as determined by the Company's physician, his Net Annual Benefit shall be reduced by 33/100 of one percent (0.0033) for each month such termination precedes the month in which he attains age 65.

C21

          3.3       Death and  Disability.  If the  employment  of the Executive with the Company terminates prior to age 65 but after completion of at least 10 years service with the Company, whether or not as an officer, due to reason of total and permanent disability, as determined by the Company's physician, the Executive will be eligible for immediate commencement of benefit payments pursuant to Section 2. Further, no reduction in Net Annual Benefits will be made under Section 3.2 above. If the employment of the Executive with the Company terminates prior to the age 65 but after completion of at least 10 years service with the Company, whether or not as an officer, for the reason of death, the Executive's Surviving Spouse, if any, shall be eligible for 50% of the Executive's Net Annual Benefit set forth in
                    Section 2.2 above, except that if the spouse is more than 60 months younger than the Executive, such spouse's Net Annual Benefit shall be reduced by 1/12 of 1% for each full month by which the spouse is more than 60 months younger than the Executive; provided, however, that in determining the amount of such survivor benefit, no reduction shall be made pursuant to Section 3.2 for the early commencement of benefits; and further provided, however, such benefits shall be paid in accordance with Section 2.2 above.

          3.4       Company Consent.  Except for termination of employment under
                    Section 3.3 above or in the event of a Change of Control (as defined below), if the Executive voluntarily terminates employment with the Company prior to age 65 without the express, written consent of the Company, all rights of the Executive to benefits hereunder shall thereupon terminate; it being understood that if the Executive's employment is terminated at the Company's request, no benefits hereunder shall be forfeited pursuant to this Section 3.4.

4.INDEMNIFICATION. The Company shall pay any and all legal fees and expenses incurred by the Executive in seeking to obtain or enforce any rights under the Plan, provided that Executive is successful in obtaining or enforcing such rights.

5.ADMINISTRATION. Issues relating to the administration of the Plan and payment of benefits thereunder shall be determined in good faith by the Committee pursuant to the terms of the Plan.

6.CHANGE OF CONTROL. (a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not a Participant in the Plan immediately prior to such Change of Control shall be permitted to be a Participant under the Plan following such Change of Control. Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of a Participant or his or her rights with respect to such accrued benefit in the Plan, unless any such amendment, modification or termination is consented to in writing by all such Participants. Upon a Change of Control, the benefits under the Plan of a Participant shall vest at a rate of ten percent (10%) for each year the Executive served as a Vice President or higher (prorated for partial years) and the requirement of Sections 2.4, 3.1 and 3.4 shall be deemed waived. Upon a Change of Control, all of the value of any and all amounts accrued to a Participant hereunder, adjusted as required under Section 3.2 assuming that the Executive terminated on the date of a Change of Control at age 55, shall be paid in a single cash lump sum to the Participant immediately, provided that in the case of an Executive who has not attained age 55, such amount be further reduced in accordance with the actuarial assumptions in Section 2.3.

C22

          (b) For purposes of this Plan, a "Change of Control" shall be deemed to have occurred if:

         (1) any "person", as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing either 31% or more of the voting power of all classes of capital stock of the Company or 33-1/3% or more of the then outstanding common stock without par value, of the Company;

         (2) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board of Directors of the Company and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board of Directors or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment or election or nomination for election was previously so approved or recommended;

         (3) the stockholders of the Company approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other company, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as defined herein) acquires more than 50% of the combined voting power of the Company's then outstanding securities; or

         (4) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

7.AMENDMENT. The Plan may not be terminated or amended except by action of the Board of Directors of the Company, and may not be amended to terminate or reduce or adversely affect benefits to any Executive then participating in the Plan without the approval of such Executive.

8.FORFEITURE. No forfeiture provisions contained herein shall survive a Change of Control.

C23

9. GOVERNING LAW; BINDING EFFECT. The Plan shall be governed and construed and enforceable in accordance with the laws of the State of New York. If the Company is consolidated or merged with or into another corporation, or if another entity purchases all, or substantially all of the Company's assets the surviving or acquiring corporation shall succeed to the Company's rights and obligations under the Plan. The Plan shall inure to the benefit of, and shall be enforceable by, the Executive's personal or legal representatives, executors, administrators, successors, heirs, devisees, and legatees.

10. NATURE OF OBLIGATIONS. The Company's obligations to pay benefits under the Plan shall be contractual in nature only; however, the amounts of such payments may be held in a trust, the assets of which shall be subject to the claims of the Company's general creditors in the event of bankruptcy or insolvency only. Any benefit paid from such trust shall reduce the amount of benefits owed by the Company.

11. NOTICE. Any notice or filing required or permitted to be given to the Company shall be sufficient if in writing and hand delivered or when sent by Registered or Certified mail to the principal office of the Company, directed to the attention of the Secretary of the Company. Any notice to the Executive must be in writing and is effective when delivered or when mailed by Registered or Certified mail, return receipt requested, postage prepaid to the Executive or his personal representatives at his last known address.

12. EMPLOYMENT. Nothing contained in the Plan nor any action taken hereunder shall be construed as a contract guaranteeing the Executive continued status as an employee. Further, if the Executive has committed willful misconduct in office materially injurious to the Company or has been convicted of a felony relating to conduct in office affecting the Company constituting willful violation of criminal law, any rights of the Executive under the Plan shall terminate.

13. VALIDITY. In the event any provision of this Plan is held invalid, void, or unenforceable, the same shall not affect in any respect whatsoever the validity of any other provision of this Plan. Recipients in pay status as of January 28, 1998, who do not consent to the amendment to the Plan, effective January 28, 1998, within sixty (60) days of the date of notice of the amendment shall continue to receive benefits in the event of a Change of Control under the terms of the Plan in effect on the date preceding January 28, 1998.

14.      ASSIGNMENT.   Executive  may  not  assign,  alienate,   anticipate,  or
         otherwise encumber any rights, duties or amounts which he may be entitled to receive under the Plan.

15. PROTECTIVE PROVISIONS. The Executive shall cooperate in good faith with the Company in furnishing any and all information reasonably requested by the Company in order to determine and facilitate benefit payments under the Plan.

16. GENDER, SINGULAR AND PLURAL. All pronouns in any variations thereof shall be deemed to refer to the masculine or feminine as the identity of the person or persons may require. As the context may require, the singular may be read as the plural and the plural as the singular.

17. CAPTIONS. The captions to the sections and paragraphs of the Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

C24

         IN WITNESS WHEREOF, the Plan, as amended through January 28, 1998, has been adopted by the Company upon the recommendation of the Committee and the approval of its Board of Directors.


                                                     ASARCO Incorporated



                                                 By __________________________
                                                           Vice President

Attest:


------------------------
Assistant Secretary

C25
                     ASARCO INCORPORATED RETIREMENT PLAN FOR
                             NON-EMPLOYEE DIRECTORS

                      (As Amended through January 28, 1998)


                         Effective as of January 27, 1988,  ASARCO  Incorporated
("ASARCO" or the "Company") hereby establishes the ASARCO Incorporated Retirement Plan for
Non-Employee Directors, a non-qualified deferred compensation plan for the exclusive benefit of its non-employee directors, pursuant to authorization of the Board of Directors of ASARCO.

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

C26

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

                 (a)The amount of the annual  retainer fee in effect at the time of termination from the Board, minus

                 (b)The pro rata portion, if any, of the annual retainer fee for the year the Participant's service is terminated, and during which the Participant served in the capacity of a director.

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

         C27

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

C28

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


                                    ARTICLE V
                               CHANGE OF CONTROL,
                            AMENDMENT AND TERMINATION

Section 5.1         Change  of  Control.   (a)  Notwithstanding  any  other
                    provision of this Plan, in the event of a Change of Control (as defined below), no person that is not a participant in the Plan immediately prior to such Change of Control shall be permitted to be a Participant under the Plan following such Change of Control. Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of a Participant or his or her rights with respect to such accrued benefits in the Plan, unless any such amendment, modification or termination is consented to in writing by all such Participants. Upon a Change of Control, payment of all of the value of any and all amounts accrued to the Participant hereunder shall be made to a Participant immediately in a single cash lump sum calculated using the interest rate and the mortality table set forth in Section 3.5.

                (b) Participants   who  are  receiving   quarterly   installment
                    payments pursuant to Section 3.4 as of January 28, 1998 who do not consent to the provisions of this Section 5.1. within sixty (60) days of the date of notice of this amendment shall continue to receive quarterly installment payments as elected pursuant to Section 3.4 hereof following a Change of Control.

               (c) For  purposes of this Plan,  a "Change of Control"  shall be deemed to have occurred if:

                           (1) any  "person",  as such term is used in  Sections
                         13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing either 31% or more of the voting power of all classes of capital stock of the Company or 33-1/3% or more of the then outstanding common stock without par value, of the Company;

C29
                           (2) the following individuals cease for any reason to
                         constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board of Directors of the Company and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board of Directors or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment or election or nomination for election was previously so approved or recommended;

                           (3) the  stockholders of the Company approve a merger
                         or consolidation of the Company or any direct or indirect subsidiary of the Company with any other company, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as defined herein) acquires more than 50% of the combined voting power of the Company's then outstanding securities; or

                         (4) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

Section 5.2         Amendment  and  Termination.  The  Board  may  amend or
                    terminate the Plan at any time, provided that no such amendment or termination shall adversely affect the amounts payable under the Plan before the time of such amendment or termination unless the Participant becomes entitled to a benefit equal in value to such amount under another plan or practice adopted by ASARCO. ASARCO will pay for all distributions made pursuant to the Plan and for all costs, charges and expenses relating to the administration of the Plan.


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

C30

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

Section 6.3         Applicable   Law.  All  questions   pertaining  to  the
                    construction, validity and effect of the Plan shall be determined in accordance with the laws of the United States and the laws of the State of New York.

         IN WITNESS WHEREOF the Plan, as amended through January 28,1998, has been adopted by the Company upon the recommendation of its Organization and Compensation Committee and the approval of its Board of Directors.

                                                     ASARCO Incorporated



                                                  By __________________________
                                                            Vice President

Attest:


------------------------
Assistant Secretary

C31
                               ASARCO Incorporated

                                 Amendment No. 1
                                       to
                        DIRECTORS' DEFERRED PAYMENT PLAN
                      (As amended through January 28, 1998)


         This Amendment No. 1 to the ASARCO Incorporated Directors' Deferred Payment Plan (the "Plan"), which was originally adopted October 25, 1995, restates and amends the text of the Plan, effective as of January 28, 1998, to read as follows:

         Section 1. Effective Date. The effective date of the Plan as originally adopted is October 25, 1995; the effective date of the Plan as hereby amended is January 28, 1998.

         Section 2. Eligibility. Any Director of ASARCO Incorporated (the "Company") elected to the Board of Directors after October 25, 1995 and who is not an employee of the Company is eligible to participate in the Plan. The following transitional provisions applied to participation in the Plan by the Company's Directors elected prior to October 25, 1995 who are not Company employees.

                  2.1 Directors with ten or more years of Board service as of October 25, 1995 shall continue to be eligible to receive benefits under the ASARCO Incorporated Retirement Plan for Non-Employee Directors (the "Directors' Retirement Plan"). Such Directors shall not participate in the Plan except as to the amount of any credits to the Plan reallocated from the Directors' Retirement Plan pursuant to Section 2.4 below.

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

C32
                  2.3 Directors with less than five years of Board service as of December 31, 1995 shall receive an initial credit under the Plan equal to 75 percent of the current annual cash retainer for Directors times the number of years (rounded to the nearest quarter of a year) of Board service as of December 31, 1995. Such Directors shall thereafter be eligible to receive benefits under the Plan through their tenth year of Board service (that is, until their tenth anniversary date). Such Directors shall not be eligible for any benefits under the Directors' Retirement Plan.

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

         Section 4. Amount of Deferral. The Company shall credit an amount equal to 75 percent of a Director's annual cash retainer to the participant's deferred payment account. These credits will be made at the time of each quarterly payment made of a Director's annual cash retainer for years beginning January 1, 1996.

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

C33

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

         For purposes of this Section 6, "fair market value" of a share of Company Common Stock shall mean the average of the high and low prices of a single share of Company Common Stock as reported by the Wall Street Journal for New York Stock Exchange - Composite Trading for the trading day next preceding the day as of which such value is to be determined.

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

C34

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

C35

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

         Section 11. Change of Control. (a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not a participant in the Plan immediately prior to such Change of Control shall be permitted to be a participant under the Plan following such Change of Control. Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of a participant or his or her rights with respect to such accrued benefits in the Plan, unless any such amendment, modification or termination is consented to in writing by all such participants. Upon a Change of Control, payment of all of the value of any and all amounts accrued to the participant hereunder shall be made to a participant immediately. For purposes of calculating such payment, a participant's bond equivalent subaccount and/or stock equivalent subaccount shall be valued as of the date of the Change of Control.

                  (b) Participants who have deferred a lump sum payment or are receiving annual installment payments pursuant to Section 9 as of the date of this Amendment No. 1 who do not consent to the provisions of this Section 11 within sixty (60) days of notice of this amendment shall continue to receive annual installment payments as elected pursuant to Section 9 hereof following a Change of Control.

                  (c) For purposes of this Plan, a "Change of Control" shall be deemed to have occurred if:

                  (1) any "person", as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing either 31% or more of the voting power of all classes of capital stock of the Company or 33-1/3% or more of the then outstanding common stock without par value, of the Company;

                  (2) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board of Directors of the Company and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board of Directors or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment or election or nomination for election was previously so approved or recommended;

C36

                  (3) the stockholders of the Company approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other company, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as defined herein) acquires more than 50% of the combined voting power of the Company's then outstanding securities; or

         (4) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

         Section 12. Designation of Beneficiary. A participant may designate a beneficiary by giving written notice to the Company. Attention: Secretary. If no beneficiary is designated, the beneficiary will be the participant's estate. If more than one beneficiary statement has been filed, the beneficiary designated in the statement bearing the most recent date will be deemed the valid beneficiary.

         Section 13. Death of Participant or Beneficiary. In the event of a participant's death before he or she has received all of the deferred payments to which he or she is entitled hereunder, the value of the participant's deferred payment account shall be paid to the estate or designated beneficiary of the deceased participant in one lump sum on the first January 15 or July 15 following such date of death, or as soon as reasonably possible after such January 15 or July 15, unless the participant has elected to continue without change the schedule for payment of benefits.

         If the distribution is to be made to a beneficiary and such beneficiary dies before such distribution has been made, the amount of the distribution will be paid to the estate of the beneficiary in one lump sum.

         Section 14. Participant's Rights Unsecured. The right of any participant to receive payments under the provisions of the Plan shall be contractual in nature only, however, the Company reserves the right to establish a trust to provide an alternative source of benefit payments under the Plan, the assets of which shall be subject to the claims of the Company's general creditors in the event of bankruptcy or insolvency only. Any payments paid from such trust shall reduce the amount of benefits owed by the Company.

         Section  15.   Statement  of  Account.   Statements  will  be  sent  to
participants by the end of February of each year as to the value of their deferred payment accounts as of the end of December of the preceding year.

         Section 16. Assignability. No right to receive payments hereunder shall be transferable or assignable by a participant or beneficiary, except by will or by the laws of descent and distribution.

         Section 17. Participation in Other Plans. Nothing in the Plan will affect any right which a participant may otherwise have to participate in any other retirement plan or agreement which the Company may have now or hereafter.

C37

         Section 18. Amendment. This Plan may at any time or from time to time be amended, modified or terminated by the Board of Directors of the Company. No amendment, modification or termination shall, without the consent of a participant, adversely affect such participant's balances in his or her deferred payment account.

         Section 19. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.


         IN WITNESS WHEREOF, the Company has caused this Amendment No. 1 to its Directors' Deferred Payment Plan to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereto on the 28th day of January, 1998.


                                                       ASARCO Incorporated



                                                        By:_________________
                                                             Vice President

Attest:


---------------------
Assistant Secretary


[SEAL]

C38

                               ASARCO Incorporated
                           Compensation Deferral Plan

                      (as amended through January 28, 1998)


WHEREAS, the Board of Directors of ASARCO Incorporated (the "Board of Directors") has adopted, and the stockholders of ASARCO Incorporated have approved, an Incentive Compensation Plan for Senior Officers (the "Incentive Plan");

WHEREAS, the Incentive Plan permits, in the discretion of the Organization and Compensation Committee of the Board of Directors (the "Committee") deferral of payments within limits established by the Committee;

WHEREAS, the Company (as hereinafter defined) maintains a program known as the Incentive Compensation Award Plan for exempt salaried employees (the "Incentive Compensation Plan"). The Incentive Compensation Plan is a flexible bonus program based on targets of earnings, performance levels and other considerations that are determined by the Committee (or the Board of Directors, in the case of directors who are also officers) each year taking into account factors, which may include the results of the Company's operations, its financial position and the performance of each management group;

WHEREAS, the Board of Directors adopted the ASARCO Incorporated Supplemental Savings Plan ( the "Supplemental Savings Plan") to provide supplemental retirement benefits to those employees who are affected by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"), which imposes limitations on the amount of annual compensation that may be taken into account for all "tax-qualified" plan purposes;

WHEREAS, the Board of Directors deems it advisable to rename the Supplemental Savings Plan as the ASARCO Incorporated Compensation Deferral Plan (the "Plan") and amend and restate it, as set forth herein, to include deferrals to be made under the Incentive Plan and the Incentive Compensation Plan; and

WHEREAS, the Committee has adopted the Plan as its administrative guidelines to permit the deferral of compensation pursuant to the Incentive Plan and has recommended to the Board of Directors the adoption of the Plan as its amendment and restatement of the Supplemental Savings Plan to permit the continuation of deferrals made thereunder and additional deferrals of salaries for employees affected by Section 401(k)(3) of the Code, and to permit deferrals of awards made pursuant to the Incentive Compensation Plan, and the Board of Directors has approved and decided to adopt the Plan as recommended.

NOW, THEREFORE, the Board of Directors hereby renames the Supplemental Savings Plan and amends and restates it in its entirety by adopting the ASARCO Incorporated Compensation Deferral Plan as herein after set forth.

                           Section 1 - Effective Date

The effective date of the ASARCO Incorporated Compensation Deferral Plan ( the "Plan") shall be February 1, 1995 except as to (i) deferrals of salaries for employees affected by Section 401(k)(3) of the Code, and (ii) incentive compensation deferrals under the Incentive Compensation Plan ("Incentive Compensation Plan") and the Incentive Compensation Plan for Senior Officers ("Incentive Plan"), for which the effective date shall be December 1, 1996 (the "Effective Date").

C39
                             Section 2 - Eligibility

(a)      Salary Deferral
         For purposes of salary deferral,  any employee  eligible to participate
         in  the  Savings  Plan  of  ASARCO   Incorporated   and   Participating
         Subsidiaries ("Asarco Savings Plan") who:

         (i) had compensation from the Company of at least $80,000 (or such other greater limit as may be established under Code Section 414(q)(1)(B)(1)) (the "HCE Limit") for the calendar year preceding the year for which the election is effective, or

         (ii) has an annualized base salary equal to or greater than the HCE Limit for the year for which the election is effective, or

         (iii) had 1996 contributions under the Asarco Savings Plan returned in 1997 as a result of limitation imposed by Code Section 401(k)(3)

         shall be considered an "Eligible Employee". Except as otherwise provided herein ASARCO Incorporated and its Participating Subsidiaries shall be referred to herein as the "Company". Participating Subsidiary shall mean a subsidiary of ASARCO Incorporated that has adopted the Plan.

(b)      Incentive Compensation Deferral
         For purposes of incentive compensation deferrals under the Incentive Compensation Plan and the Incentive Plan, any exempt salaried employee of the Company who meets the compensation requirements of Section 2(a)(i) or 2 (a) (ii) above, shall be considered an "Eligible Employee".

                            Section 3 - Participation

(a)      Election to Defer
         (1) Salary Deferral. To become a participant in the salary deferral component of the Plan for a particular calendar year, an Eligible Employee must elect, prior to the beginning of such calendar year, to defer receipt of a percentage of his base annual salary to be earned during the calendar year (an Eligible Employee who has a valid election in effect under this section 3 shall be referred to herein as a "Participant"). Such an election shall be in writing on forms prescribed by the Committee, which election shall include the percentage amount to be deferred. A Participant's election to defer with respect to a calendar year under this subsection (a)(1) shall continue in effect for all subsequent calendar years until changed in accordance with subsection (e). An employee of the Company that becomes an Eligible Employee after the Effective Date may elect to become a Participant in the Salary Deferral component of the Plan for the calendar year in which he becomes an Eligible Employee by electing to defer a percentage of his base annual salary (in accordance with Section 3(b)) within 30 days of becoming an Eligible Employee. The election will be effective on a prospective basis beginning with the payroll period that occurs as soon as administratively practicable following receipt of the election by the Committee.

C40
         (2) Incentive Compensation Deferral. To become a participant in the Incentive Compensation Deferral component of the Plan for a particular calendar year, an Eligible Employee must elect, prior to the beginning of such calendar year, to defer receipt of an amount not to exceed 100 percent of his award under the Incentive Plan or the Incentive Compensation Plan, or both as the case may be (the "Incentive Compensation Award"), declared during the calendar year to which the election relates. Such an election shall be in writing on forms prescribed by the Committee as described in Section (3)(a) (1) above. A Participant's election to defer with respect to a calendar year under this subsection (a)(2) shall continue in effect for all subsequent calendar years until changed in accordance with subsection (e).

(b)      Deferral Amount

         1) Salary Deferral. A Participant who meets the requirements of Section 3(a)(1) for a calendar year may elect to have the following amounts
         (the "Salary Deferral Amount") credited to his account for such calendar year or portion thereof during which an election is effective (the "Deferral Period"):

         (a) the Participant's elected salary deferral contribution percentage under the Asarco Savings Plan as in effect on January 1 of such year, multiplied by the Participant's base annual salary in excess of the Code Section 401(a)(17) limit, as adjusted from time to time ($150,000 in 1996) (the "Compensation Limit"); provided, however, that the total amount of Salary Deferrals under this subsection cannot exceed twelve percent of the Participant's base annual salary in excess of the Compensation Limit; and

         (b) the product of (i) multiplied by (ii), where (i) is the Participant's elected salary deferral contribution percentage under this Plan (not to exceed twelve percent) reduced by the maximum contribution percentage permitted for highly compensated employees under the Asarco Savings Plan due to the limitations imposed by Code
         Section 401(k)(3) or by the Plan Administrator for the Asarco Savings Plan for such calendar year, and, (ii) is the lesser of the Participant's base annual salary for such year or the Compensation Limit.

         (2) Incentive Compensation Deferral. The amount of a Participant's incentive compensation deferral for a Deferral Period shall be any whole dollar amount or whole percent of his Incentive Compensation Award declared during the calendar year as elected by the Participant (the "Incentive Compensation Deferral Amount"). In the event the award declared is less than the dollar amount specified in the Participant's election, the full amount of the award shall be deferred (subject to Section 13).

(c)      Irrevocability of Election
         Subject to the provisions of subsection (e) of this Section 3, a deferral election hereunder shall be irrevocable.

C41

(d)      Employer Provided Benefit
         With respect to each Deferral  Period,  the Company shall make a deemed matching contribution equal to 50% of each Participant's Salary Deferral Amount (each such deemed matching contribution, an "Employer Provided Benefit); provided, however, that no Participant's Employer Provided Benefit with respect to a particular year may exceed the amount by which 3% of such Participant's base salary for such year exceeds the matching contribution made by the Company on the Participant's behalf under the Asarco Savings Plan for such year. Each such Employer Provided Benefit shall be deemed to be invested in accordance with the applicable Participant's investment election, as provided in Section 4.

(e)      Change of Election
         A Participant may change his election to defer once in each calendar year. Such an election to change shall be in writing, on forms prescribed by the Committee. Such change of election shall first be effective for the calendar year following the election change date.

(f)      Special Incentive Awards
         Notwithstanding anything to the contrary herein, the Committee, in its discretion, may provide for any amounts awarded to a Participant by the Board or the Committee as a special incentive award under the Incentive Compensation Plan to be deferred pursuant to the terms of this Plan and credited, at the sole cost and expense of the Company, on behalf of a Participant to a Participant's Account (as defined below), subject to the terms and limitations of the award ("Special Incentive Awards").

                    Section 4 - Deemed Investment Provisions

(a) A Participant's Salary Deferral Amount, Incentive Compensation Deferral Amount, Employer Provided Benefit and Special Incentive Compensation Awards (together, the "Deferral Amounts") shall be deemed invested in accordance with the Participant's election in such funds as are provided under the Asarco Savings Plan, except, however, that the Asarco Common Stock Fund shall not be available as a deemed investment under the Plan. The Company will attempt to follow the Participants' elections, but will not be required to do so. Regardless of whether the Participants' elections are followed, the Participant Accounts (as defined in Section 5(a)) shall be credited with deemed earnings, gains, losses, expenses and changes in the fair market value of such Participant Accounts as if the Company had followed such investment designations.

(b) At the time of the election to participate in the Plan, the Participant must elect in writing to have his Deferral Amounts deemed invested, in increments of no less than 5%, in one or more of the investment funds described in Section 4(a). Said election must total one hundred percent (100%) of his Deferral Amounts.

(c) Each Participant may elect in writing that his future Deferral Amounts be deemed invested in a proportion different from that previously elected, but the new election shall be prospective only and shall be made in accordance with paragraph (b) of this Section 4. Changes in such deemed investments may be made by a Participant on a daily basis, in accordance with rules, if any, as shall be established by the Committee.

C42

(d) The election of a deemed investment option is the sole responsibility of each Participant. Neither the Company, nor the Committee, nor any trustee of any trust that may be established in connection with the Plan are authorized or permitted to advise (or shall have any liability with respect to) a Participant as to the election of any option or the manner in which his Deferral Amounts shall be deemed to be invested.

(e) Consistent with this Section 4, each Participant may elect in writing, that a whole percentage (no less than 5%) or specific dollar amount of his deemed investment in any fund may be transferred to any other fund available under the Plan. Such election will be prospective only and will be permitted on a daily basis, in accordance with rules, if any, as shall be established by the Committee.

                    Section 5 - Value and Payment of Benefits

(a)      Participant Account
         A bookkeeping account shall be established in the financial records of the Company for each Participant ("Participant Account") to which there shall be credited for each year during which a deferral election is in effect, (i) the Participant's Deferral Amounts and (ii) deemed investment earnings or losses arising therefrom based on the Participant's elections pursuant to Section 4, as in effect from time to time in accordance therewith.

(b)      Payment of Benefits
         Subject to paragraphs (c) and (d) of this Section 5, each Participant shall receive the value of his Participant Account in cash as elected under the Plan (subject to Section 13 and 14) as soon as practicable in the year following the year of the Participant's early or normal retirement from the Company. If a Participant terminates service with the Company prior to qualifying for early retirement, the value of his Participant Account will be distributed as soon as practicable following the termination from service in cash as elected under the
         Plan (subject to Section 13). In the event of the death of a Participant before receiving the value of his Participant Account, such distribution shall be paid to his beneficiary or beneficiaries designated pursuant to Section 6.

(c)      Financial Hardship of Participants
         Except as may otherwise be provided by the terms of a Special Incentive Award, at any time prior to commencement of payment of benefits pursuant to paragraph (b) of this Section 5, a Participant may request a payment of all or a portion of the value of his Participant Account. Such a request shall be approved by the Committee only upon a finding that the Participant has suffered a severe financial hardship which has resulted from events beyond the Participant's control ("Hardship Event"), and only in the amount reasonably needed to satisfy such Hardship Event. Whether a Hardship Event has occurred shall be determined in accordance with Treasury Regulation Sections 1.457-2(h)(4) and (5). In the event such a payment is approved, payment of all or a portion of the value of the Participant Account shall be made as soon as practicable to the Participant.

C43

(d)      Withdrawals
         (1) Adequate Prior Notice. Except as may otherwise be provided by the terms of a Special Incentive Award, absent a Hardship Event, a request for a payment of all or a portion of the value of a Participant's Participant Account may be made by such Participant prior to the payment of benefits pursuant to paragraph (b) of this Section 5, subject to prior written notice to the Committee (in accordance with such rules and on such forms as the Committee may prescribe) at least 1 year prior to the requested payment date. Such payment shall be made in cash in a single lump sum (subject to Section 13 and 14) as soon as practicable after such requested payment date.

         (2) Other Withdrawals. Except as may otherwise be provided by the terms of a Special Incentive Award, and absent a Hardship Event or adequate prior notice (in accordance with paragraph (d)(1) above), a request for a payment of all or a portion of the value of a Participant's
         Participant Account may be made by such Participant prior to the payment of benefits pursuant to paragraph (b) of this Section 5, subject to a 6% penalty of the amount of the requested payment, which penalty shall be deducted from the requested payment. The requested payment, less such penalty, shall be paid in cash in a single lump sum (subject to Section 13 and 14) as soon as practicable after the requested payment date.

(e)      Change of Election
         Notwithstanding the foregoing, subsequent to his or her date of termination, a Participant who has made an election pursuant to this
         Section 3 may file an election to amend such prior election as to the time of any amount due and payable at least twelve (12) months subsequent to such amendment, and to change the form of such payments, provided no such election may accelerate any payment to a date earlier than twelve (12) months from the date of amendment. The amended form of payment may be a single sum payment of any amounts not yet due and payable, or annual installments of any such amounts, or a combination thereof. The Deferral Period or any further deferral made under this Subsection (e) may not exceed twenty (20) years from the date of termination of the Participant.


                     Section 6 - Designation of Beneficiary

A Participant may designate one or more beneficiaries by giving written notice to the Committee on the form of Attachment I hereto or such other form as may be provided by the Committee for that purpose. If no beneficiary is so designated, a Participant's beneficiary will be the legal representative of the Participant's estate. If more than one beneficiary statement has been filed, the beneficiary or beneficiaries designated in the statement bearing the most recent date will be deemed the valid beneficiary.

C44

                   Section 7 - Participant's Rights Unsecured

This Plan shall be unfunded, and the right of any Participant or beneficiary to receive payment under the provisions of the Plan shall be an unsecured claim against the general assets of the Company, and no provisions contained in the Plan shall be construed to give any Participant or beneficiary at any time a security interest in any Participant Account or any asset of the Company. The liabilities of the Company to any Participant or beneficiary pursuant to the Plan shall be solely those of a debtor pursuant to such contractual obligations as are created by the Plan. Amounts, if any, which may be set aside by the Company for accounting purposes may be held in trust, the assets of which shall be subject to the claims of the Company's or the employing Participating Subsidiary's creditors, as the case may be, in the event of the Company's or applicable Participating Subsidiary's bankruptcy or insolvency only. Any Deferral Amount paid from such trust shall reduce the amount of such benefits owed by the Company, or the applicable Participating Subsidiary. No Participant or beneficiary shall have any right to, or control or incidence of ownership with respect to, any such amounts or any other assets of the Company, or any subsidiary of the Company.

                     Section 8 - Non-Alienation of Benefits

No benefit payable under or interest in the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge (in each case, whether voluntary or involuntary), and any such attempted action shall be void and no such benefit or interest shall be in any manner liable for or subject to debts, contracts, liabilities, engagements or torts of any Participant, former Participant or beneficiary. If a Participant, former Participant or beneficiary shall attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber or charge any benefit payable under or interest in the Plan in contravention of the foregoing sentence, the Committee will disregard the attempted transfer, assignment, or other alienation, and will pay the value of his Participant Account in accordance with the terms of Section 5.

                     Section 9 - Administration of the Plan

The Plan shall be administered by the Committee. The Committee shall construe and interpret the Plan and may adopt rules and regulations governing the administration of the Plan, as well as exercise any duties and powers conferred on it by the terms of the Plan. The Committee shall act by vote or written consent of a majority of its members or otherwise as in accordance with its general procedures as in effect from time to time.

                Section 10 - Amendment or Termination of the Plan

Except as provided in Section 14 hereof, this Plan may at any time or from time to time be amended, modified or terminated by the Board of Directors. In the event that the Board of Directors determines that it is inadvisable to continue to maintain the Plan for any reason, it may provide that no further deferrals shall be allowed under this Plan and (a) that amounts credited to each Participant Account shall be paid out immediately in a cash lump-sum, or (b) provide that payments shall continue to be made pursuant to the provisions of
Section 5 with respect to then existing Participant Accounts, which shall continue to be credited with deemed investment earnings or losses in accordance with Section 5 (a) until paid in full in accordance with Section 5.

C45

     Section 11 - No Entitlement to Awards or Right of Continued Employment

Neither the establishment of the Plan nor the payment of any benefits hereunder nor any action of the Company, a subsidiary of the Company, or the Committee shall be held or construed to confer upon any person any legal right to be awarded any amounts under the Incentive Plan or the Incentive Compensation Plan or to continue in the employ of the Company or a subsidiary of the Company. The Company and its subsidiaries expressly reserve the right to discharge any Participant whenever the interest of any such company in its sole discretion may so require without liability to such company or the Committee except as to any rights which may be expressly conferred upon such Participant under the Plan.

      Section 12 - Discretion of Company, Board of Directors and Committee

(a) Any decision made or action taken by the Company or by the Board of Directors or by the Committee arising out of or in connection with the construction, administration, interpretation and effect of the Plan shall lie within the absolute discretion of the Company, the Board of Directors or the Committee, as the case may be, and shall be final, conclusive and binding upon all persons.

(b) No member of the Board of Directors or of the Committee or officer or employee of the Company or its subsidiaries shall be liable for any act or action hereunder, whether of commission or omission, taken by any other member, or by any officer, agent, or employee, except in circumstances involving his bad faith for anything done or omitted to be done by himself.

                          Section 13 - Tax Withholding

There shall be deducted from all deferrals or payments made under this Plan the amount of any taxes required to be withheld by any Federal, state, local or foreign government, including any employment taxes required to be withheld under Code Section 3121(v). The Participants and their beneficiaries, distributees, and personal representatives will bear any and all Federal, foreign, state, local or other income or other taxes imposed on amounts paid under the Plan, and the Company may take whatever actions are necessary and proper to satisfy all obligations of such persons for payment of all such taxes.

                         Section 14 - Change Of Control

(a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not a Participant in the Plan immediately prior to such Change of Control shall be permitted to be a Participant under the Plan following such Change of Control. Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of a Participant or his or her rights with respect to such accrued benefits in the Plan, unless any such amendment, modification or termination is consented to in writing by all such Participants. Upon a Change of Control, payment of all of the value of a Participant Account, including any Special Incentive Award component thereof, shall be made to the Participant immediately in a single cash lump sum prior to the payment of benefits pursuant to Section 5. Participants who are in pay status as of January 28, 1998 and who do not consent to the amendment to the Plan effective January 28, 1998 within sixty (60) days of the date of notice of the amendment, shall continue to receive benefits in the event of a Change of Control under the terms of the Plan as in effect on the date preceding January 28, 1998. For purposes of this Section 14 the term "Company" shall mean ASARCO Incorporated.

C46

(b) For purposes of this Plan, a "Change of Control" shall be deemed to have occurred if:

         (1) any "person", as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing either 31% or more of the voting power of all classes of capital stock of the Company or 33-1/3% or more of the then outstanding common stock, without par value, of the Company;

         (2) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board of Directors of the Company and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board of Directors or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment or election or nomination for election was previously so approved or recommended;

         (3) the stockholders of the Company approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other company, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity or parent thereof outstanding immediately after such merger or consolidation or
         (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as defined herein) acquires more than 50% of the combined voting power of the Company's then outstanding securities; or

         (4) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

                            Section 15 - Severability

In the event any provision of this Plan would serve to invalidate the Plan, that provision shall be deemed to be null and void, and the Plan shall be construed as if it did not contain the particular provision that would make it invalid.

C47

            Section 16 - Governing Law; Binding Effect; Miscellaneous

The Plan shall be governed and construed and enforceable in accordance with the laws of the State of New York, except as superseded by applicable Federal law.

If the Company is consolidated or merged with or into another corporation, or if another entity purchases all, or substantially all of the Company's assets the surviving or acquiring corporation shall succeed to the Company's rights and obligations under the Plan. The Plan shall inure to the benefit of, and be enforceable by, each Participant, the Participant's personal or legal representatives, executors, administrators, successors, heirs, devisees, and legatees, as the case may be.

Where appearing in the Plan, the masculine gender shall include the feminine gender.

References to the Code or to Treasury Regulations shall include any successor provisions, amendments or substitutions thereto.

IN WITNESS WHEREOF, the Company has caused the ASARCO Incorporated Compensation Deferral Plan to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereon as of the 28th day of January, 1998.


ATTEST:                                     ASARCO Incorporated


_____________________                       By:______________________
Assistant Secretary                                       Vice President

C48

                                  ATTACHMENT I


                               ASARCO Incorporated
                           Compensation Deferral Plan

                           DESIGNATION OF BENEFICIARY


In the event of my death prior to my retirement from employment with ASARCO Incorporated or its applicable subsidiary, or following my retirement but before I have received all benefits payable to me under the Compensation Deferral Plan (the Plan"), I hereby designate, for purposes of Section 6 of the plan, the following beneficiary (or beneficiaries) to receive the benefits, if any, to which I may be entitled under the plan.


Beneficiary or Beneficiaries:


Name/Address:                               Relationship:

-----------------------------------------------------------------

-----------------------------------------------------------------

-----------------------------------------------------------------

In the event that I wish at a later date to designate a beneficiary or beneficiaries different from the designation election above a new designation of beneficiary form will be completed by me.


-----------------------------               -------------------------
Signature                                                     Date



-----------------------------               -------------------------
Print Name                                    Social Security Number