Form 10-Q
period 1998-03-31
ASARCO INC
filed 1998-05-15
CIK 7649

1998
                                 First Quarter
                                   Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                  Commission file number 1-164
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


                                                         Yes   X     No ____


As of April 30, 1998 there were outstanding 39,660,682 shares of Asarco Common Stock, without par value.

                              ASARCO Incorporated
                                and Subsidiaries


                               INDEX TO FORM 10-Q


                                                                                                         Page No.


Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statement of Earnings
  Three Months Ended March 31, 1998 and 1997                                                                      2

Condensed Consolidated Balance Sheet
  March 31, 1998 and December 31, 1997                                                                            3

Condensed Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1998 and 1997                                                                      4

Notes to Condensed Consolidated Financial Statements                                                           5-10

Item 2.  Management's Discussion and Analysis of                                                              11-15
         Financial Condition and Results of
         Operations

Report of Independent Accountants                                                                                16


Part II.  Other Information:

Item 1.  Legal Proceedings                                                                                       17

Item 4.  Submission of Matters to a Vote of Security Holders                                                     18

Item 6(a)  Exhibits on Form 10Q                                                                                  19

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

Exhibit I - Independent Accountants' Awareness Letter


                              ASARCO Incorporated
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (unaudited)

                                                                                                          3 Months Ended
                                                                                                             March 31,
                                                                                                            1998            1997
                                                                                                            ----            ----
                                                                                                                (in thousands)

Sales of products and services                                                                          $633,463          $715,599

Operating costs and expenses:
  Cost of products and services                                                                          556,983           531,848
  Selling, administrative and other                                                                       37,448            33,369
  Depreciation and depletion                                                                              36,272            30,231
  Research and exploration                                                                                 8,200             9,804
  Environmental and other closed plant
    charges, net of recoveries                                                                             4,307             4,364
  Provision for asset impairment                                                                          20,000                 -
                                                                                                         -------           -------
  Total operating costs and expenses                                                                     663,210           609,616

Operating income (loss)                                                                                  (29,747)          105,983
Interest expense                                                                                         (17,460)          (16,545)
Other income                                                                                               7,117             4,966
                                                                                                        --------          --------

Earnings (loss) before taxes on income and minority interests                                            (40,090)           94,404
Taxes on income (benefit)                                                                                (14,494)           26,622
                                                                                                       ---------          --------

Earnings (loss) before minority interests                                                                (25,596)          67,782
Minority interests in net earnings of consolidated subsidiaries                                           (6,210)         (27,202)
                                                                                                       ---------         ---------

Net earnings (loss)                                                                                   $  (31,806)        $ 40,580
                                                                                                      ==========         =========

Per share amounts:

Net earnings (loss):
  Basic                                                                                                $   (0.80)         $  0.95
                                                                                                        =========         =========
  Diluted                                                                                              $   (0.80)         $  0.94
                                                                                                        =========         =========

Cash dividends                                                                                         $    0.20         $   0.20

Weighted average number of shares outstanding:
  Basic                                                                                                   39,648            42,881
  Diluted                                                                                                 39,677            42,951



The accompanying notes are an integral part of these financial statements.

                              ASARCO Incorporated
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (unaudited)



                                                                                            March 31,           December 31,
                                                                                               1998                 1997
                                                                                                   (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                                   $   177,633          $   210,559
  Marketable securities                                                                           118,411              205,317
  Accounts and notes receivable, net                                                              479,076              446,966
  Inventories                                                                                     332,554              362,119
  Other assets                                                                                     93,726               74,967
                                                                                              ------------          -----------
     Total current assets                                                                       1,201,400            1,299,928

Investments:
  Available-for-sale and other cost                                                               127,640              126,843
  Equity                                                                                           62,932               61,337
Net property                                                                                    2,445,690            2,418,810
Other assets including intangibles, net                                                           204,700              203,484
                                                                                              -----------          -----------
  Total Assets                                                                                $ 4,042,362          $ 4,110,402
                                                                                              ===========          ===========

LIABILITIES
Current liabilities:
  Bank loans                                                                                  $     9,273          $       204
  Current portion of long-term debt                                                                29,202               28,712
  Accounts payable                                                                                328,307              352,839
  Salaries and wages                                                                               31,951               35,788
  Taxes on income                                                                                  84,969               62,565
  Reserve for closed plant and environmental matters                                               43,419               43,238
  Other current liabilities                                                                        48,245               50,131
                                                                                              -----------          -----------
     Total current liabilities                                                                    575,366              573,477
                                                                                              -----------          -----------

Long-term debt                                                                                    879,036              849,991
Deferred income taxes                                                                              95,587              118,289
Reserve for closed plant and environmental matters                                                 68,492               78,827
Postretirement benefit obligations other than pensions                                            105,497              104,491
Other liabilities and reserves                                                                    139,830              157,543
                                                                                              -----------          -----------
     Total non-current liabilities                                                              1,288,442            1,309,141
                                                                                              -----------          -----------

MINORITY INTERESTS                                                                                528,701              533,911
                                                                                              -----------          -----------


COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                                                  522,010              522,420
Accumulated other comprehensive income, net of tax                                                     (9)               3,389
Retained earnings                                                                               1,127,852            1,168,064
                                                                                              -----------          -----------
  Total Common Stockholders' Equity                                                             1,649,853            1,693,873
                                                                                              -----------          -----------

  Total Liabilities, Minority Interests and Common
    Stockholders' Equity                                                                      $ 4,042,362          $ 4,110,402
                                                                                              ===========          ===========

(a)  Common shares: authorized 80,000 outstanding:                                                 39,646               39,663

The accompanying notes are an integral part of these financial statements.

                              ASARCO Incorporated
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                            3 Months Ended
                                                                                               March 31,
                                                                                           1998            1997
                                                                                            (in thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                                                      $ (31,806)        $ 40,580
Adjustments to reconcile net earnings (loss) to net cash provided from (used for)
   operating activities:
   Depreciation and depletion                                                               36,272           30,231
   Provision (benefit) for deferred income taxes                                           (19,122)           4,095
   Treasury stock used for employee benefits                                                 1,037            2,139
   Undistributed equity earnings                                                            (1,938)          (1,836)
   Net (gain) loss on sale of investments and property                                         177             (234)
   Provision for asset impairment                                                           20,000                -
   Decrease in reserves for closed plant
     and environmental matters                                                             (10,154)          (3,802)
   Minority interests                                                                        6,210           27,202
   Cash provided from (used for) operating assets and liabilities:
          Accounts receivable                                                              (32,671)         (19,086)
          Inventories                                                                       29,504            6,410
          Accounts payable and accrued liabilities                                          (8,120)         (78,845)
          Other operating assets and liabilities                                           (28,232)           6,741
          Foreign currency transaction gains                                                  (610)             (90)
                                                                                           --------          -------

Net cash (used for) provided from operating activities                                     (39,453)          13,505
                                                                                           --------          --------

INVESTING ACTIVITIES
Capital expenditures                                                                       (99,497)         (62,780)
Sale of property                                                                             1,960               54
Purchase of investments                                                                       (592)          (1,515)
Sale of available-for-sale securities                                                       32,193           31,519
Purchase of available-for-sale securities                                                  (34,680)         (30,833)
Proceeds from held-to-maturity investments                                                  87,910            1,004
Purchase of held-to-maturity investments                                                    (1,004)               -
                                                                                          ---------         --------
Net cash used for investing activities                                                     (13,710)         (62,551)
                                                                                          ---------         --------

FINANCING ACTIVITIES
Debt incurred                                                                              223,435           82,770
Debt repaid                                                                               (184,793)         (14,623)
Escrow deposits on long-term loans                                                           1,615              439
Net treasury stock transactions                                                             (1,919)            (203)
Purchase of minority interests                                                              (3,658)          (1,753)
Distributions to minority interests                                                         (7,708)         (11,793)
Contributions from minority interests                                                            -              750
Dividends paid to common stockholders                                                       (7,929)          (8,579)
                                                                                           --------         --------
Net cash provided from financing activities                                                 19,043           47,008
Effect of exchange rate changes on cash                                                      1,194             (117)
                                                                                            --------        --------
Decrease in cash and cash equivalents                                                      (32,926)          (2,155)
Cash and cash equivalents at beginning of period                                           210,559          192,408
                                                                                          --------          --------
Cash and cash equivalents at end of period                                                $177,633         $190,253
                                                                                          ========         ========

The accompanying notes are an integral part of these financial statements.
                                      -4-

                              ASARCO Incorporated
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a review by Coopers & Lybrand L.L.P., the Company's independent accountants. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K.


B. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, the Company's first quarter 1998 results include a $20.0 million pre-tax charge ($13.0 million after-tax) as a result of the pending sale of its Missouri lead business to The Doe Run Company, a subsidiary of The Renco Group, Inc. The sale is subject to negotiation of definitive agreements, regulatory approval and approval by each company's board of directors. In addition, during the first quarter of 1998, the Company recorded a $9.1 million pre-tax charge ($3.0 million after-tax) for severance costs associated with the Southern Peru Copper Corporation
      (SPCC) cost reduction program.

C. Inventories were as follows:
        (in millions)

                                                                                       March 31,            December 31,
                                                                                         1998                    1997
                                                                                         ----                    ----
       Inventories of smelters and refineries at lower of
           LIFO cost or market                                                         $  10.9                   $   7.4
       Provisional cost of metals received from suppliers
           for which prices have not yet been fixed                                       14.7                      51.5
       Mine inventories at lower of FIFO cost or market                                   85.7                      88.9
       Metal inventory at lower of average cost or market                                 47.0                      45.6
       Materials and supplies at lower of average cost or
          market                                                                         143.5                     138.2
       Other                                                                              30.8                      30.5
                                                                                       -------                   -------
            Total                                                                      $ 332.6                   $ 362.1
                                                                                       =======                   =======

     At March 31, 1998, replacement cost exceeded inventories carried at LIFO cost by approximately $88.9 million (December 31, 1997 - $86.4 million).


D. The consolidated effective tax rate increased in the first quarter of 1998 as compared to the first quarter of 1997 primarily because in 1997 SPCC realized a reduction in its effective tax rate as a result of a reinvestment allowance to expand the Cuajone Mine approved by the Government of Peru.
                                      -5-

E.    Financial Instruments:

     Hedging: The Company may use derivative instruments to manage its exposure to market risk from changes in commodity prices, interest rates or the value of its assets and liabilities. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

     Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or create synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of the options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold. The Company also uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on futures contracts are reported as a component of the underlying transaction.

     Earnings include pre-tax gains from option sales and exercises related to copper sold in the first quarter of 1998 of $11.0 million ($7.2 million after-tax), including its beneficial interest in SPCC's price protection program, compared with pre-tax gains of $11.2 million ($7.3 million after-tax) in the first quarter of 1997.

     Trading: As part of its price protection program, the Company may use synthetic put options which consist of a call option and a forward sale on the same quantity of metal. Price protection programs utilizing synthetic puts may be implemented in steps. In cases where the step approach is used, the Company's objective is to take advantage of current market conditions to minimize its cost while at the same time limiting the Company's exposure should market conditions change before the synthetic put is completed. Until a synthetic put is completed, any calls not matched with a forward sale are marked to market with the gain or loss, if any, recorded in earnings. Earnings for the first quarter of 1998 include losses of $0.1 million from unrealized mark to market adjustments. First quarter 1997 earnings include pre-tax gains of $0.4 million ($0.3 million after-tax) from the sale or exercise of call options and $4.4 million ($2.9 million after-tax) of unrealized mark to market gains.

     As of March 31, 1998, the Company held call options covering 96.3 million pounds of copper exercisable in the remaining three quarters of 1998 at an average strike price of 99 cents. The carrying value of the call options was $.2 million.


     The recognized pre-tax gains of the Company's metal hedging and trading activities, were as follows:

       (in thousands)                                                      Three Months Ended
                                                                               March 31,
       Metal                                                                  1998            1997
       -----                                                                  ----            ----

       Copper                                                               $10,925         $15,071
       Zinc                                                                       -             900
                                                                            -------         -------
          Total Gain                                                        $10,925         $15,971
                                                                            =======         =======

                                      -6-

F.   Business Segments:
         (in millions)

       Segment Sales:                                                                           Three Months Ended
                                                                                                     March 31,
                                                                                           1998                      1997
                                                                                           ----                      ----

       Copper                                                                           $ 435.0                   $ 541.6
       Lead, Zinc & Precious Metals                                                       102.8                      82.7
       Specialty Chemicals                                                                 83.0                      77.5
       Aggregates                                                                           9.8                       9.5
       Exploration                                                                            -                         -
       All other                                                                            2.9                       4.3
                                                                                        -------                   -------
         Total                                                                          $ 633.5                   $ 715.6
                                                                                        =======                   =======

       Segment Operating Earnings
       (including equity earnings)

       Copper                                                                           $   1.7                   $ 118.6
       Lead, Zinc & Precious Metals                                                       (27.0)                     (5.7)
       Specialty Chemicals                                                                  7.7                       6.4
       Aggregates                                                                           1.2                       1.0
       Exploration                                                                         (6.1)                     (7.0)
       All other                                                                           (5.3)                     (5.4)
                                                                                          -------                   -------
         Total                                                                         $  (27.8)                  $ 107.9
       Interest and other                                                                 (10.3)                    (11.6)
       Less:  Equity earnings                                                              (2.0)                     (1.9)
                                                                                         -------                   -------
         Earnings (loss) before taxes on income
           and minority interests                                                      $  (40.1)                 $   94.4
                                                                                         ========                  =======


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

     The Company and two subsidiaries, as of March 31, 1998, are defendants in 665 lawsuits brought by 12,164 primary and 3,193 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos. Two of these lawsuits are purported statewide class actions brought on behalf of classes of persons who are not yet known to have asbestos related injury. In April 1998, the Company and one subsidiary were named, among numerous defendants including several tobacco companies, in a purported class action involving persons claiming damages for personal injury or death arising from exposures to asbestos and cigarette smoke. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.
                                      -7-

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

     The Company and certain of its subsidiaries have received notices from the United States Environmental Protection Agency (EPA) and the United States Forest Service that they and in most cases numerous other parties are potentially responsible to remediate alleged hazardous substance releases at certain sites under CERCLA. In addition, the Company and certain of its subsidiaries are defendants in lawsuits brought under CERCLA or state laws that seek substantial damages and remediation. Remedial action is being undertaken by the Company at some of the sites.

     On January 23, 1998, the Company, the United States Department of Justice and EPA announced the signing of a multi-region voluntary agreement covering a broad range of environmental issues affecting the Company's United States operations. The agreement is embodied in two consent decrees filed in federal courts in Helena, Montana and Phoenix, Arizona. The Helena consent decree was approved by the Court on May 5, 1998. The other consent decree is still subject to court approval.

     In connection with the matters referred to above, as well as at other closed plants and sites where the Company is working with federal and state agencies to resolve environmental issues, the Company accrues for these losses when such losses are probable and reasonably estimable. Such accruals are adjusted as new information develops or circumstances change and are not discounted to their present value. Recoveries of environmental remediation costs from insurance carriers and other parties are recorded as assets when the recoveries are deemed probable.

     Reserves for closed plants and environmental matters totaled $111.9 million at March 31, 1998. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures against these reserves for the three months ended March 31, 1998 and 1997 were $14.7 million and $8.3 million, respectively.

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


H.   Impact of new Accounting Standard:

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. For the quarters ended March 31, 1998 and 1997 comprehensive income consisted of net income, changes in unrealized gains or losses on securities reported at fair value and foreign currency translation adjustments.

    Comprehensive income for the first quarter of 1998 and 1997 was as follows:

                                                                                                           1998              1997
                                                                                                           ----              ----
     (in thousands)

     Net income (loss)                                                                                $(31,806)          $ 40,580

     Other comprehensive income:
      Foreign currency translation adjustments                                                            (539)           (6,631)

      Unrealized gains (losses) on securities:
       Unrealized gains (losses) during the period
        (net of tax (benefit) of $(343) - 1998 and $9,222 - 1997)                                         (636)            17,127
       Less: reclassifications of gains included in income
        (net of tax of $1,197 - 1998 and $10 - 1997)                                                    (2,223)              (19)
                                                                                                        ---------       ---------

     Comprehensive income (loss)                                                                       (35,204)           51,057
                                                                                                       =========          ========

                                      -9-

     Accumulated other comprehensive income balances as of March 31, 1998 and December 31, 1997 were as follows:

                                                                             Foreign currency           Accumulated other
                                                     Unrealized gain on         translation              comprehensive
                                                         securities             adjustments              income (loss)
       (in thousands)

       March 31, 1998

        Beginning balance                                 $ 11,654                  $  (8,265)            $   3,389

        Current period change                               (2,859)                      (539)               (3,398)
                                                          ---------                  ---------             ---------

        Ending balance                                    $  8,795                  $  (8,804)             $     (9)
                                                           ========                  =========            ==========



       December 31, 1997

        Beginning balance                                $  56,311                   $  3,649             $  59,960

        Current period change                              (44,657)                   (11,914)              (56,571)
                                                          ---------                  ---------            ----------

        Ending balance                                   $  11,654                  $ (8,265)             $   3,389
                                                          =========                  =========             =========

     In March 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employers Disclosure about Pensions and other Postretirement Benefits". This statement which is effective for fiscal years beginning after December 15, 1997, revises employers' disclosures about pensions and other postretirement benefit plans but does not change the measurement or recognition of those plans.

                                 Part I Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The Company reported a net loss of $31.8 million, or $.80 per share on a diluted basis, for the first quarter ended March 31, 1998, compared with net earnings of $40.6 million, or diluted earnings per share of $0.94, for the first quarter of 1997. Results for the first quarter of 1998 include non-recurring after-tax charges of $16.0 million, or $0.40 per share related to a pending sale of the Company's Missouri lead business and for severance costs associated with a cost reduction program. Results for the quarter ended March 31, 1997 include an after-tax gain of $7.2 million, or $0.17 per share on the sale of a 25% interest in the Company's Silver Bell project.

 The net loss reported in 1998 is principally a result of low copper prices which were lower by more than 30% from a year ago and the writedown of assets associated with the pending sale of the Missouri lead business.

 The Company announced in January 1998 a comprehensive cost reduction program designed to produce pre-tax annual savings of $50 million. The program includes operational improvements, and reductions in general and administrative expenses and purchased services. This program is estimated to have produced a pre-tax benefit of approximately $9.0 million in the first quarter of 1998. The Company expects larger benefits in succeeding quarters as the full impact of the program is realized.

 On April 22, 1998 the Company announced an agreement to sell its Missouri lead assets to The Doe Run Company, a subsidiary of The Renco Group Inc. The Company expects to realize in excess of $55 million in cash on the sale and expects to retain a royalty interest in the property. First quarter results include an after-tax charge of $13.0 million ($20.0 million pre-tax) to write down the book value of the assets.

 Results for the three month period ended March 31, 1998 also include non-recurring after-tax charges of $3.0 million ($9.1 million pre-tax) for severance costs associated with a recently announced $30 million cost reduction program by Southern Peru Copper Corporation (SPCC), a 54.3% owned subsidiary.

 In the first quarter of 1998 the Company recognized pre-tax gains of $10.9 million ($7.1 million after-tax) as a result of its price protection program, including its beneficial interest in SPCC's price protection program, compared with pre-tax gains of $16.0 million ($10.4 million after-tax) in the first quarter of 1997.

 The Company's beneficial interest in mined copper production in the first quarter of 1998 was 237.6 million pounds, a 1.6% increase from the same period in 1997. The increase was attributable to an 8% increase in production at the Company's North American copper operations, largely due to increased production of low cost solvent extraction/ electrowinning (SX/EW) copper which grew by
 12.5 million pounds. The gain in North American copper production was partially offset by a 7% decrease in mined copper production at SPCC to 153.1 million pounds. The increased production of low cost SX/EW copper was due to increased production at the Company's Ray mine and the Silver Bell SX/EW facility which started up in July 1997.

The Company's specialty chemicals business recorded an increase of 20% in pre-tax profits in the first quarter of 1998. Pre-tax earnings increased in the first quarter of 1998 to $7.7 million from $6.4 million in the first quarter of 1997. The increase is largely a result of higher sales in Europe, particularly Germany. As part of the Company's strategy for continued growth of the specialty chemicals business, the previously announced acquisition of all the outstanding shares of Deutsche Oberflachentechnik GmbH (DOT), a German specialty chemical company, was completed in April 1998.

Improved market conditions for aggregates in the southeastern U.S. benefited the aggregates business which recorded pre-tax profits of $1.2 million in the first quarter of 1998, an increase of 20% compared with the prior year.

Sales: Sales in the first quarter of 1998 were $633.5 million, compared with $715.6 million in the first quarter of 1997. The decrease in sales is a result of lower copper prices as compared to the year ago quarter partially offset by higher copper and silver sales volume.

Metal sales volumes and prices for the quarter were as follows:

Metal Sales Volume:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       1998             1997
                                                                                       ----             ----
     Copper     (000s pounds)
       Asarco                                                                        335,000          277,800
       SPCC                                                                          170,000          172,000
                                                                                     -------          -------
       Consolidated                                                                  505,000          449,800

       Asarco Beneficial Interest (1)                                                423,000          368,400

     Lead       (000s pounds)
       Asarco                                                                         57,800           57,000

     Silver     (000s ounces)
       Asarco                                                                          8,822            6,485
       SPCC                                                                              753              679
                                                                                      ------           ------
       Consolidated                                                                    9,575            7,164

       Asarco Beneficial Interest (1)                                                  9,222            6,843

     Zinc       (000s pounds) (2)
       Asarco                                                                         37,000           33,800

     Molybdenum (000s pounds) (2)
       Asarco                                                                          1,465            1,474
       SPCC                                                                            2,851            2,234
                                                                                      ------          -------
       Consolidated                                                                    4,316            3,708

       Asarco Beneficial Interest (1)                                                  2,980            2,650

  (1) At March 31, 1997, Asarco's equity ownership was 54.1% and its beneficial interest in SPCC was 52.7%. At March 31, 1998, Asarco's equity ownership was 54.3% and its beneficial interest in SPCC was 53.1%.

  (2) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents tons of zinc and molybdenum metal contained in concentrate.
                                      -12-

Average Metal Prices:

Prices for the Company's metals are established principally on the New York Commodity Exchange (COMEX) or the London Metal Exchange (LME).

                                                                                          Three Months Ended
                                                                                             March 31,
                                                                                       1998           1997
                                                                                       ----           ----

Copper     (per pound - COMEX)                                                       $ 0.77         $ 1.11
Copper     (per pound - LME)                                                           0.77           1.10
Lead       (per pound - LME)                                                           0.24           0.31
Silver     (per ounce - Handy & Harman)                                                6.25           5.02
Zinc       (per pound - LME)                                                           0.48           0.53
Molybdenum (per pound - Metals Week Dealer Oxide)                                      3.85           4.38

Financial Instruments:

Hedging: The Company may use derivative instruments to manage its exposure to market risk from changes in commodity prices, interest rates or the value of its assets and liabilities. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or create synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Put options purchased by the Company establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of the options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold. The Company also uses futures contracts to hedge the effect of price changes on a portion of the metals it sells. Gains and losses on futures contracts are reported as a component of the underlying transaction.

Earnings include pre-tax gains from option sales and exercises related to copper sold in the first quarter of 1998 of $11.0 million ($7.2 million after-tax), including its beneficial interest in SPCC's price protection program, compared with pre-tax gains of $11.2 million ($7.3 million after-tax) in the first quarter of 1997.

Trading: As part of its price protection program, the Company may use synthetic put options which consist of a call option and a forward sale on the same quantity of metal. Price protection programs utilizing synthetic puts may be implemented in steps. In cases where the step approach is used, the Company's objective is to take advantage of current market conditions to minimize its cost while at the same time limiting the Company's exposure should market conditions change before the synthetic put is completed. Until a synthetic put is completed, any calls not matched with a forward sale are marked to market with the gain or loss, if any, recorded in earnings. Earnings for the first quarter of 1998 include losses of $0.1 million from unrealized mark to market adjustments.

As of March 31, 1998, the Company held call options covering 96.3 million pounds of copper exercisable in the remaining three quarters of 1998 at an average strike price of 99 cents. The carrying value of the call options was $.2 million.
                                      -13-

  The recognized pre-tax gains of the Company's metal hedging and trading activities, were as follows:

(in thousands)                                                                 Three Months Ended
                                                                                    March 31,
Metal                                                                            1998             1997
-----                                                                            ----             ----

Copper                                                                          $10,925          $15,071
Zinc                                                                                  -              900
                                                                                -------          -------
   Total Gain                                                                   $10,925          $15,971
                                                                                =======          =======

Cost of Products & Services: Cost of products and services were $557.0 million in the first quarter of 1998, compared to $531.8 million in the first quarter of 1997. The increase in costs primarily reflected higher copper and silver sales volume and an accrual of severance costs associated with SPCC's cost reduction program. The cost reduction programs which are in place at Asarco and SPCC are expected to improve pre-tax earnings at Asarco in 1998 by approximately $60 million, excluding the severance costs recorded in the first quarter. Costs were partially offset by lower production costs at SPCC attributable to lower sales volume of copper produced from purchased concentrates.

Nonoperating Items: Interest expense was $17.5 million in the first quarter of 1998, compared with $16.6 million in the comparable period of 1997. The increase results from higher borrowings due to SPCC's expansion program at the Cuajone mine. The increase in other income reflects higher interest income due to higher cash balances at SPCC.

Taxes on Income: The consolidated effective tax rate increased in the first quarter of 1998 as compared to the first quarter of 1997 primarily because in 1997 SPCC realized a reduction in its effective tax rate as a result of a reinvestment allowance to expand the Cuajone Mine approved by the Government of Peru.

Cash Flows:

First quarter - Net cash used for operating activities was $39.5 million in the first quarter of 1998, compared with cash provided of $13.5 million in the first quarter of 1997. The decrease is primarily the result of lower copper prices.

Net cash used for investing activities was $13.7 million in the first quarter of 1998, compared with cash used of $62.6 million in the first quarter of 1997. The decrease in cash used for investing activities in the first quarter of 1998 is due to higher proceeds from held-to-maturity investments at SPCC. The increase in capital expenditures from the prior year reflects the expansion project at the Cuajone mine.

Cash provided from financing activities in the first quarter of 1998 was $19.0 million as compared with $47.0 million in 1997. The change reflects a decreased level of borrowing under the Company's revolving credit agreements.

Liquidity and Capital Resources: At March 31, 1998, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 29.6%, compared with 28.3% at December 31, 1997. Consolidated debt at the end of the first quarter 1998 was $917.5 million compared with $878.9 million at the end of 1997. Additional indebtedness permitted under the terms of the most restrictive of the Company's credit agreements totaled $791.9 million at March 31, 1998.
                                      -14-

 The Company expects that it will meet its cash requirements for 1998 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

 The Company paid dividends to common stockholders of $7.9 million or 20 cents per share, in the first quarter of 1998 and $8.6 million or 20 cents per share in the first quarter of 1997. In addition, SPCC paid dividends of $7.7 million to minority interests in the first quarter of 1998. At the end of the first quarter of 1998, the Company had 39,645,600 common shares issued and outstanding, compared with 42,923,667 at the end of the first quarter of 1997 reflecting the repurchase of 3.3 million shares of the Company's outstanding shares in 1997.

 Impact of New Accounting Standard: In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components.

 In March 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employers Disclosure about Pensions and other Postretirement Benefits". This statement which is effective for fiscal years beginning after December 15, 1997, revises employers' disclosures about pensions and other postretirement benefit plans but does not change the measurement or recognition of those plans.

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

COOPERS & LYBRAND L.L.P.







                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:


We have reviewed the condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of March 31, 1998 and the related condensed consolidated statements of earnings and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997 and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                       Coopers & Lybrand L.L.P.




New York, New York
April 20, 1998

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

 1. Asarco and two of its wholly-owned subsidiaries, Lac d'Amiante du Quebec, Ltee (LAQ) and Capco Pipe Company, Inc. (Capco), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Form 10-K for 1997 and prior years. As of March 31, 1998, there were pending against Asarco and its subsidiaries 665 lawsuits brought by 12,164 primary and 3,193 secondary plaintiffs in 31 states seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. As of March 31, 1998, LAQ, Asarco and Capco have settled or have been dismissed from a total of 7,385 asbestos personal injury lawsuits brought by approximately 87,507 primary and 53,653 secondary plaintiffs.

 2. In April 1998, LAQ and ASARCO were named in a purported class action filed in state court in Charleston, West Virginia against 69 asbestos and tobacco entities. The complaint seeks compensatory and punitive damages and requests an order certifying a class on behalf of persons having claims for personal injury or death arising from exposure to asbestos fibers and cigarette smoke.

 3. With respect to the actions relating to asbestos-containing products in structures reported on Form 10-K for 1997 and prior years, the one remaining such action against LAQ was settled in February 1998.

 4. With respect to the purported class action filed in Cook County Circuit Court, Illinois, that was allegedly brought on behalf of a nationwide class of persons claiming to be at an increased risk of developing asbestos-related diseases as a result of asbestos exposure and which was reported on Form 10-K for 1997, the plaintiffs' motion to dismiss voluntarily each of the defendants, including Capco, was granted in January 1998.

 5. With respect to the state court actions filed in Alabama by former Capco employees against LAQ and nine former managerial and supervisory employees of Capco, as reported on Form 10-K for 1997, LAQ settled the claims of three of the 61 primary plaintiffs during February and April 1998. In addition, five more former Capco employees filed a new lawsuit in the same court in March 1998 involving the same defendants and allegations as the above actions.

 6. The Company received a citation on May 4, 1998 from the Occupational Safety and Health Administration alleging safety and health violations at its East Helena, Montana plant. Total proposed penalties are $247,000. The Company may contest all or some of the alleged violations.

 7. With respect to the purported class action commenced against the Company in Denver, Colorado, seeking compensatory and punitive damages for alleged contamination of properties by emissions from the Company's Globe plant, reported on Form 10-K for 1997, the action was remanded to state court in Denver on February 20, 1998.

 8. With respect to the action in state court in Salt Lake City, Utah filed in June 1996 against the Company and numerous other companies alleged to have been engaged in mining or smelting in the Bingham Canyon area of Utah, reported on Form 10-K for 1997, the Company was dismissed from that action, without prejudice, in April 1998.

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on April 29, 1998, stockholders were asked to elect seven directors (the remaining directors continue to serve in accordance with their previous election) and to approve the selection of auditors for 1998.

Votes cast in the election of Class I directors to serve until the 2001 Annual Meeting of Stockholders were as follows:

Names                                                                                Number of Shares
                                                                                  For                 Withheld
Vincent A. Calarco                                                             35,172,004              338,338
Francis R. McAllister                                                          35,195,835              314,507
Michael T. Nelligan                                                            35,178,359              331,983
John D. Ong                                                                    35,175,964              334,378

Votes cast in the election of Class II directors to serve until the 1999 Annual Meeting of Stockholders were as follows:

Names                                                                               Number of Shares
                                                                                 For                  Withheld
Manuel T. Pacheco                                                              35,163,421              346,921
Kevin R. Morano                                                                35,199,953              310,389

Votes cast in the election of a Class III director to serve until the 2000 Annual Meeting of Stockholders were as follows:

Name                                                                                Number of Shares
                                                                                For                   Withheld
James W. Kinnear                                                               35,181,581              328,761

Stockholders approved the selection of auditors as follows:

                                          For                         Against                 Abstain
                                          35,281,850                  120,828                 107,664

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

Earnings per Common Share
(in thousands, except per share amounts)

                                                                                               3 Months Ended
                                                                                                 March 31,
                                                                                            1998             1997
                                                                                            ----             ----

Net earnings (loss) applicable to common stock                                            $(31,806)         $ 40,580
                                                                                           =========         ========


Weighted average number of common shares outstanding                                        39,648           42,881
Shares issuable from assumed exercise of Stock Options                                          29               70
                                                                                            -------          -------
Weighted average number of common shares outstanding,
  as adjusted                                                                               39,677           42,951
                                                                                            =======          =======


Diluted earnings (loss) per share:

Net earnings (loss) applicable to common stock                                              $(0.80)          $ 0.94
                                                                                            =======          ======

Basic earnings (loss) per share:

Net earnings (loss) applicable to common stock                                              $(0.80)          $ 0.95
                                                                                            =======          ======


Exhibit12           Statement  re  Computation  of  Consolidated   Ratio  of
                    ------------------------------------------------------------
                    Earnings to Fixed Charges and Combined Fixed Charges and
                    ----------------------------------------------------------
                    Preferred Share Dividend Requirements
                    ------------------------------------------------------------


                                                          Three months
                                                          Ended
                                                          March 31,
                                                    1998           1997            1996         1995          1994          1993
                                                    ----           ----            ----         ----          ----          ----
                                                                                 (Dollars in Thousands)

NET EARNINGS (LOSS)                              $(31,806)       $143,392        $138,336     $169,153      $ 64,034      $ 15,619
  Adjustments
    Taxes on Income                               (14,579)         72,356          99,924      122,465         9,375       (36,503)
    Equity Earnings, Net of Taxes                  (1,853)         (7,706)         (3,837)      (1,837)      (47,653)      (27,384)
    Cumulative Effect of Change
       in Accounting Principle                          -              -               -            -             -        (86,295)
    Dividends received from non-
       consolidated associated
       companies                                        -          5,209           4,047        1,828        14,301          1,676
     Total Fixed Charges                           21,632         84,972          83,553       99,516        66,377         64,359
     Interest Capitalized                          (2,316)        (5,515)         (2,839)      (3,256)         (869)        (4,010)
     Capitalized Interest Amortized                   830          2,113           2,274        2,949         1,727          1,629
     Minority interest                              6,210         90,605          88,331      129,543           809            693
                                                  --------       --------       --------     --------      --------       --------
EARNINGS (LOSS)                                  $(21,882)      $385,426        $409,789     $520,361      $108,101       $(70,216)
                                                 =========       ========       ========     ========      ========       ========
FIXED CHARGES
     Interest Expense                            $ 17,460       $ 74,247        $ 76,442     $ 91,954      $ 62,529       $ 57,321
     Interest Capitalized                           2,316          5,515           2,839        3,256           869          4,010
     Imputed Interest Expense                       1,856          5,210           4,272        4,306         2,979          3,028
                                                  --------       --------        --------     --------      --------       --------
TOTAL FIXED CHARGES                              $ 21,632       $ 84,972        $ 83,553     $ 99,516      $ 66,377       $ 64,359
                                                  ========       ========        ========     ========      ========      ========
Ratio of Earnings to Fixed Charges                     (a)           4.5             4.9          5.2           1.6            (b)
                                                  ========       ========        ========     ========      ========      ========


(a) For the quarter ended March 31, 1998 earnings were insufficient to cover fixed charges by $43,514.


(b) For the year ended December 31, 1993 earnings were insufficient to cover fixed charges by $134,575.

                                                       SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ASARCO Incorporated
                                                     (Registrant)




Date:   May 14, 1998                             /s/ Kevin R. Morano
                                                 -------------------
                                                  Kevin R. Morano
                                                  Executive Vice President and
                                                  Chief Financial Officer



Date:   May 14, 1998                             /s/ William Dowd
                                                 -------------------
                                                  William Dowd
                                                  Controller

                                                                     Exhibit I

COOPERS & LYBRAND L.L.P.





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated April 20, 1998 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 and included in this Form 10-Q for the quarter ended March 31, 1998 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, 33-34606, 333-16875, 333-18083 and 333-46181) and Form S-3
(File Nos. 33-45631, 33-55993 and 333-02359).  Pursuant to Rule 436(c) under the
Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                         Coopers & Lybrand L.L.P.




New York, New York
May 14, 1998