Form 10-K/A
period 1997-12-31
ASARCO INC
filed 1998-06-26
CIK 7649

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                1997 FORM 10-K/A

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

                              ASARCO Incorporated

                                  FORM 10-K/A
                               December 31, 1997


                                     INDEX

                                                                                        Page
                                                                                       Number
FORM 10-K/A                                                                              i


ITEM 14                                                                                  ii


EXHIBIT INDEX                                                                          C1-C4


FORM 11-K                                                                             C49-C63


                      ASARCO Incorporated and Subsidiaries

                                  FORM 10-K/A
                               December 31, 1997



The undersigned registrant hereby amends the 1997 Annual Report on Form 10-K as set forth in the pages attached hereto to add the information, financial statements and exhibits required by Form 11-K filed with respect to the Savings Plan of ASARCO Incorporated and Participating Subsidiaries pursuant to Rule 15d-21.

The following item has been refiled to reflect such amendments:


Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.

     The Exhibit  Index has been  amended and is refiled  herewith to include as
Exhibit 99 the report in 11-K relating to the Savings Plan for Salaried Employees of ASARCO Incorporated and Participating Subsidiaries, which is filed herewith.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ASARCO Incorporated


                                    By  /s/  K. R. Morano
                                             K. R. Morano
                                             Executive Vice President and
                                             Chief Financial Officer


Date: June 23, 1998

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

              (g)   Statement  of  Cancellation  filed  July  31,  1987  whereby
                    155,000  shares of Series A Cumulative  Preferred  Stock and
                    862,500 shares of $9.00 Convertible  Exchangeable  Preferred
                    Stock were  canceled  (Filed as an Exhibit to the  Company's
                    1987 Annual Report on Form 10-K and incorporated herein by reference)

              (h)   Statement of  Cancellation  filed  November 20, 1987 whereby
                    1,026,900 shares of Series A Cumulative Preferred Stock were canceled (Filed as an Exhibit to the Company's 1987 Annual
                    Report on Form 10-K and incorporated herein by reference)



                                       C1

                               ASARCOIncorporated
                                  EXHIBIT INDEX

   Exhibit                    Description                                                       Indexed
       No.                                                                                     on Page
             (i)    Statement of  Cancellation  filed  December 18, 1987 whereby
                    1,250,000   shares  of  Series  B   Cumulative   Convertible
                    Preferred  Stock were  canceled  (Filed as an Exhibit to the
                    Company's  1987 Annual Report on Form 10-K and  incorporated herein by reference)

              (j) Statement of Cancellation filed March 3, 1988 whereby 27,000 shares of Series A Cumulative Preferred Stock were canceled
                    (Filed as an Exhibit to the Company's  1987 Annual Report on
                    Form 10-K and incorporated herein by reference)

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

              (f)   Indenture Agreement dated as of February 1, 1993 between the
                    Company and Bankers Trust Company, as Trustee, covering the issuance of debt securities registered by the Company in April 1992, not to exceed $250 million (Filed as an Exhibit to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference)

              (g)   Indenture  Agreement dated as of October 1, 1994 between the
                    Company and Chemical Bank, as Trustee covering the issuance of debt securities registered by the Company in October
                    1994, not to exceed $300 million (Filed as an Exhibit to the Company's registration statement on Form S-3 filed on October 12, 1994, and incorporated herein by reference)

              Material Contracts

 10.          (a)   Stock  Option Plan as last  amended on November 30, 1994
                    (Filed as an Exhibit to the Company's  1994 Annual Report on
                    Form 10-K and incorporated herein by reference)

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

              (c)   Deferred Fee Plan for Directors,  as amended through January
                    28 1998                                                               C11-C15

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

                                       C3

                              ASARCO Incorporated
                                 EXHIBIT INDEX

Exhibit                                                                                   Indexed
  No.                              Description                                            on Page


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

              (h)   Director's Deferred Payment Plan, as amended through January
                    28, 1998                                                              C31-C37

              (i)   Incentive  Compensation Plan for Senior Officers,  effective
                    January 1, 1996 (Filed as an Exhibit B to the Company's 1997
                    Proxy Statement filed on March 12, 1996 and incorporated herein by reference)

              (j) 1996 Stock Incentive Plan, effective April 24, 1996 (Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed on December 17, 1996, and incorporated herein by reference)

              (k)   Compensation  Deferral Plan, as amended  through January 28,
                    1998                                                                  C38-C48

11.           Statement re Computation of Earnings Per Share                                 C5

12.           Statement re Computation of Ratios                                             C6

21.           Subsidiaries of the Registrant                                               C7-C10

23.           Consent of Independent Accountants is included on page
              A75 of this Annual Report on Form 10-K.

99.           Report on Form 11-K  relating  to the  Savings  Plan for  Salaried
              Employees of ASARCO  Incorporated and Participating  Subsidiaries.          C50-C63


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


                                   FORM 11-K

                               ------------------


                                 ANNUAL REPORT


                        PURSUANT TO SECTION 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                               ------------------


                           Commission File No. 1-164


                               ------------------


                  For the fiscal year ended December 31, 1997



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

                           December 31, 1997 and 1996

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries


                                     INDEX


                                                                                                     Page
                                                                                                    Number
Report of Independent Accountants                                                                     C50

Statement of Net Assets Available for
 Benefits, with Fund Information at December 31, 1997                                                 C51

Statement of Net Assets Available for
 Benefits, with Fund Information at December 31, 1996                                                 C52

Statement of Changes in Net Assets Available
 for Benefits, with Fund Information for the year ended
 December 31, 1997                                                                                    C53

Notes to Financial Statements                                                                       C54-C60

Supplemental Schedules:
  Form 5500 Item 27a*-Schedule of Assets Held
   for Investment Purposes at December 31, 1997                                                       C61

  Form 5500 Line 27d*-Schedule of Reportable
   Transactions for the year ended December 31, 1997                                                  C62

Consent of Independent Accountants                                                                    C63


   * Refers to item number in Form 5500 ("Annual Return/Report of Employee Benefit Plan") filed with the Department of Labor for the plan year ended December 31, 1997.

                                      C49

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                 -------------


To the Savings Plan Committee of ASARCO Incorporated and Participating Subsidiaries:


We have audited the accompanying statements of net assets available for benefits of the Savings Plan of ASARCO Incorporated and Participating Subsidiaries (the "Plan") as of December 31, 1997 and 1996, and the related statement of changes in net assets available for benefits for the year ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1997 and 1996 and the changes in net assets available for benefits for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules, as listed in the index on the preceding page, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the accompanying statements of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the statements of net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund information are the responsibility of the Plan's management. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                       COOPERS & LYBRAND L.L.P.


New York, New York
June 22, 1998

                                      C50

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries Statement of Net Assets Available for Benefits, with Fund Information at December 31, 1997
                             (dollars in thousands)




                                                                                                         Non-
                                                                                                      Participant
                                                   Participant Directed                                 Directed
                                           Vanguard
                Vanguard                   Short
                 Index          Vanguard   Term
                 Trust    Asarco Mny Mkt    U.S.               Vanguard Vanguard Vanguard Vanguard        Asarco
                 500      Common Rsrv     Treasury   Vanguard  Ind Ext  U.S.     Windsor  Bond            Common
                 Fund     Stock  Prm        Bond    Wellington Market  Growth    II       Index    Loan   Stock
                Portfolio Fund Portfolio Portfolio  Fund        Fund   Fund      Fund     Fund     Fund   Fund     Total
               ---------- ---- --------- ---------  -----      ------  -----     ------   -----   -----  ------   ------
Investments,
   at fair
   value:
 Asarco
   Common
   Stock
   (cost
   $25,211)              $3,260                                                                           $17,763   $21,023

   Registered
   investment
   companies:
   Vanguard
   Money Market
   Reserves Prime
    Portfolio
   (cost
   approximates
   market)                   29    $17,869                                                                    158     18,056
   Vanguard
   Index Trust
   500
   Portfolio
    (cost
   $22,581)    $39,654                                                                                                 39,654
   Vanguard
   Short Term
   U.S.
   Treasury
    Bond
   Portfolio
   (cost
   $7,452)                                   $7,476                                                                     7,476
   Vanguard
   Wellington
   Fund (cost
   $9,952)                                           $12,282                                                           12,282
   Vanguard
   Index
   Extended
   Market Fund
    (cost
   $3,113)                                                      $4,026                                                  4,026
   Vanguard
   U.S. Growth
   Fund (cost
   $3,971)                                                               $5,399                                         5,399
   Vanguard
   Windsor II
   Fund (cost
   $10,560)                                                                       $13,870                              13,870
   Vanguard
   Bond Index
   Fund (cost
   $1,661)                                                                                $1,694                        1,694
 Loans to
  Participants                                                                                      $4,765              4,765
                  ------    -----   ------    -----   -------    -----    ------   ------  ------    -----    ------    ------
     Total        39,654    3,289   17,869    7,476    12,282    4,026    5,399   13,870    1,694    4,765    17,921  128,245
   Investments
Contributions
   Receivable:
  Participants       167      22       69       39        90       35       48      101        5                          576
  Company                                                                                                       199       199
Interest
   receivable                                                                                          31                  31
Loans
   receivable         52       8       28       16        29        8       16       33        1     (191)
                  -------  ------  -------   ------    ------   ------   ------   ------   ------  -------     ------   ------

NET ASSETS
   AVAILABLE
   FOR PLAN
   BENEFITS      $39,873 $3,319   $17,966   $7,531   $12,401   $4,069   $5,463  $14,004   $1,700   $4,605   $18,120  $129,051
                 ======= ======== =======   ======   =======   ======   ======  =======   ======   ======   =======  ========






   The accompanying notes are an integral part of these financial statements.

                                      C51

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries Statement of Net Assets Available for Benefits, with Fund Information at December 31, 1996
                             (dollars in thousands)



                                                                                                 Non-
                                                                                               Participant
                                              Participant Directed                             Directed
                                  Vanguard  Vanguard
                 Vanguard           Money    Short            Vanguard
                 Index      Asarco  Market  Term US           Index  Vanguard Vanguard Vanguard    Asarco
                 Trust     Common  Reserves Treas.   Vanguard Extended U.S.    Windsor  Bond        Common
                 500        Stock    Prime   Bond   Wellinton  Market  Growth  II      Index Loan   Stock
               Portfolio    Fund  Portfolio  Port.     Fund      Fund    Fund  Fund    Fund  Fund   Fund    Total
               ---------    ----- --------- --------- ----     -----    ----   ----    ----  ----   ----    -----
Investments, at
   fair value:
 Asarco
   Common
   Stock
   (cost
   $23,547)               $3,513                                                                    $18,506   $22,019
 Shares of
   registered
   investment
   companies:
   Vanguard
   Money Market
   Reserves Prime
    Portfolio
   (cost
   approximates
   market)                    17    $18,728                                                             90     18,835
   Vanguard
   Index Trust
   500 Portfolio
    (cost
   $19,143)         $29,014                                                                                    29,014
   Vanguard
   Short Term
   U.S. Treasury
    Bond
   Portfolio
   (cost $7,819)                             $7,812                                                            7,812
   Vanguard
   Wellington
   Fund (cost
   $8,337)                                           $9,855                                                    9,855
   Vanguard
   Index
   Extended
   Market Fund
    (cost $2,568)                                                $3,077                                        3,077
   Vanguard U.S.
   Growth Fund
   (cost $3,187)                                                         $3,964                                3,964
   Vanguard
   Windsor II
   Fund (cost
   $7,588)                                                                    $9,329                           9,329
   Vanguard Bond
   Index Fund
   (cost $712)                                                                       $716                        716
Loans to
 Participants                                                                               $4,374             4,374
                    ------- -----    ------   -----  -----      -----  -----   ----   ---    -----   ------   -------
     Total           29,014 3,530    18,728   7,812   9,855     3,077  3,964  9,329   716    4,374   18,596  108,995
   Investments
Contributions
   Receivable:
  Participants          164    21        71      46      89       34      43     90     4                        562
  Company                                                                                              197       197
Interest                                                                                      29                  29
   receivable
Loans receivable         53     7        25      16      21        8       8     25     1   (164)
                   -------- ------   ------- -------  ------    ------  ------  ----- ----  -------   -----   -----

NET ASSETS
   AVAILABLE FOR
   PLAN BENEFITS   $29,231 $3,558   $18,824  $7,874  $9,965   $3,119  $4,015 $9,444  $721 $4,239   $18,793  $109,783
                   ======= ======   =======  ======  ======   ======  ======  ====== ==== ======   =======  ========





   The accompanying notes are an integral part of these financial statements.
                                      C52

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries Statement of Changes in Net Assets Available for Benefits, with Fund Information for the year ended December 31, 1997
                             (dollars in thousands)



                                            Vanguard
                                 Vanguard   Short
                 Vanguard        Money      Term                  Vanguard
                 Index    Asarco Market     U.S.                  Index    Vanguard   Vanguard    Vanguard
                 Trust    Common Reserves   Treasury    Vanguard  Extended  U.S.      Windsor      Bond
                 500      Stock  Prime     Bond       Wellington  Market  Growth      II           Index      Loan
                Portfolio  Fund  Portfolio Portfolio     Fund     Fund      Fund     Fund         Fund       Fund      Total
ADDITIONS:      ---------  ----  ---------  ---------     -----    ----     ----      ------       ------     -----    ------



Investment
   Income
  Net
     appreciation
     (depreciation)
     in the fair
     value of
     investments $8,914    $(2,202)            $29      $1,294     $528     $863      $1,976      $32                  $11,434
  Dividends         826        708    $975     437       1,048      275      207       1,268       64                    5,808
  Interest                                                                                                    $354         354
                  -----    --------   ------  -----     ------    -----      ----      -----      ----       -----     -------
    Total         9,740     (1,494)    975     466       2,342      803    1,070       3,244       96          354      17,596

Contributions
  Participant     2,249        244     863     514       1,225      500      633       1,243       84                    7,555
  Company                    2,456                                                                                       2,456

Loan Repayments      69        103     365     206         315      104      162         380        9       (2,341)

Transfers from      119        106      49      18          13       32       24          44                    40        445
   other plan
Interfund
  transfers         274       (297)   (369)   (390)       (125)    (217)    (123)        447      800
                  ------      -----   -----   ----        -----    -----   -----       -----     ---      -------     ------

     TOTAL       13,079      1,118   1,883     814       3,770    1,222    1,766       5,358      989       (1,947)    28,052
                 ------      -----    -----   ----       -----    -----    -----       -----      ---       -------    ------
   ADDITIONS

DEDUCTIONS:
  Benefit         1,785      1,941    2,191     914      1,036      185      173        453         7           88     8,773
   payments
  General and                                                                                                             11
   administrative     1                   4       1          1        4

  Loans             651         89      546     242        297       83      145        345         3       (2,401)
                 ------     ------     -----   ------     ------    ----    ----       ----       ---       -------    -------
  TOTAL
  DEDUCTIONS      2,437      2,030     2,741  1,157      1,334      272      318        798        10       (2,313)    8,784
                 ------     ------     ------  -----      ------    ----    ----       ----        ---       ------    ------


Net increase
   (decrease)    10,642      (912)      (858)  (343)     2,436      950    1,448      4,560       979          366     19,268

NET ASSETS
   AVAILABLE
   FOR PLAN
   BENEFITS,
   BEGINNING
   OF YEAR       29,231     22,351     18,824  7,874     9,965    3,119    4,015      9,444       721        4,239    109,783
                 ------     ------     ------   -----    -----    -----    -----      -----       ---        ------   -------
NET ASSETS
   AVAILABLE
   FOR PLAN
   BENEFITS,
   END OF YEAR  $39,873    $21,439    $17,966  $7,531  $12,401   $4,069   $5,463    $14,004    $1,700       $4,605   $129,051
                =======    =======    =======  ======  =======   ======    =====    =======   ========      ======   ========




    The accompanying notes are an integral part of these financial statements.

                                       C53

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

         General:

         Effective January 1, 1980, ASARCO Incorporated (the "Company") established the Savings Plan of ASARCO Incorporated and Participating Subsidiaries, which has been amended thereafter. Contributions commenced in July 1980. The Plan is a defined contribution plan and is administered by the Company's Savings Plan Committee in accordance with authority delegated by the Fiduciary Committee. The Plan is designed to provide a method of savings by eligible employees for their retirement and other needs, and to enable them to acquire an ownership interest in the Company.

         Contributions:

         Employees are eligible for participation in the Plan after completing six months of service. Each eligible employee wishing to participate in the Plan must elect to authorize pre-tax and/or post-tax contributions by payroll deduction. Contributions are stated in whole percentages of 1% to 12% of the participant's basic earnings, as defined. A participant may elect to increase, decrease or suspend the pre-tax or post-tax contributions on the first day of any calendar quarter. The Internal Revenue Code of 1986 (the "Code"), as amended, limited the maximum amount an employee may contribute on a pre-tax basis to $9,500 in 1997 and 1996.

         Matching Company Contribution - The Company matches the first 6% of a participant's monthly contribution at the rate of 50%. The matching contribution may be made in either cash or Asarco Common Stock and in the case of cash, the Plan's trustee, Vanguard Fiduciary Trust Company ("Vanguard"), is required to purchase Asarco Common Stock. Company contributions for the year ended December 31, 1997 consisted of the following:

                    Cash                                                $2,242,232
                    Asarco Common Stock                                    213,359
                                                                        $2,455,591

         The Company is not obligated to make a contribution during any period in which it has no accumulated retained earnings. The Company's contributions are subject to all legal restrictions which may apply, including Sections 401 and 415 of the Code, which limit the annual contributions to an employee's account.


                                       C54

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                   Notes to Financial Statements - Continued

         Participants are 100% vested in both their contributions and the Company's matching contribution and earnings thereon upon participation in the Plan.

         Benefit Payments:

         Upon retirement or termination of employment (other than by death) prior to age 65, a participant must consent in writing to receive a distribution of account balances. If participants do not consent in writing, payment of a distribution is made upon the earlier of death or attainment of age 65. Participants who retire may elect to receive payments in annual cash installments over a period of up to 10 years. Participants receiving lump sum distributions may choose to receive cash equal to the value of their interest in all accounts or full shares of Asarco Common Stock equal to all or part of their interest in the Asarco Common Stock Fund plus cash equal to the remaining value of their interest in all Accounts. In the event of the death of a participant, his or her entire interest in the Plan will be paid to their designated beneficiary in either a single lump sum or annual cash installments not to exceed 10 years.

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


2.  Significant Plan Amendments

         On November 25, 1997, the Plan was amended, effective January 1, 1998, to change the eligibility waiting period from six months of service to the first day of any month following completion of 30 days of service; to permit employees to change contribution rates on a monthly, rather than quarterly, basis; to allow employees who have reached age 64 to transfer Company matching contributions from the Asarco Common Stock fund to other investment options under the Plan; to add the Vanguard International Growth Fund as an investment option; to permit express loans and automated withdrawals; and to increase, in accordance with the Taxpayer Relief Act of 1997, the account balance threshold for automatic cash-outs of terminating employees from $3,500 to $5,000. In addition, on July 30, 1997, the Plan was amended to recognize service by new hires with Southern Peru Copper Corporation for purposes of satisfying eligibility requirements, and to make other technical changes to comply with changes in law.


                                       C55

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                   Notes to Financial Statements - Continued

3.  Summary of Significant Accounting Policies

       Valuation of Investments:

       The Plan's investments are stated at fair value. Units of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. The Asarco Common Stock Fund is valued at its year-end unit closing price (comprised of year-end market price plus uninvested cash position). Participant loans are valued at cost which approximates fair value.


       Basis of Accounting:

       The financial statements of the Plan are prepared under the accrual method of accounting.

       Investment Transactions and Investment Income:

       Transactions are accounted for on a trade-date basis. Average cost is the basis used in the determination of gains or losses on sales of securities. Interest income is accrued when earned. Dividend income is recorded on the ex-dividend date. Capital gain distributions are included in dividend income.

       Net appreciation (depreciation) in the fair value of the Plan's investments, as shown in the Statement of Changes in Net Assets Available for Benefits, consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.

       Contributions:

       The Company's matching contributions are measured by reference to the participant contributions and are not discretionary.

       Loans to Participants:

       Loans to participants are presented in the Statement of Net Assets Available for Plan Benefits as Plan assets.

       Benefit Payments:

       Benefit payments are recorded when paid.

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

                                       C56

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

       Risks and Uncertainties:

       The Plan provides for investment options in various mutual funds. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the Statement of Net Assets Available for Benefits and the Statement of Changes in Net Assets Available for Benefits. Participants are advised to read a Vanguard prospectus or the Plan's summary plan description before investing in any fund.

4.  Investment Funds

       Vanguard is the investment manager and participant recordkeeper for all investment funds of the Plan. Vanguard is also the trustee of all of the funds.

       Upon enrollment in the Plan throughout 1997, participants directed their elected contributions to be invested in one or more of the following funds in multiples of 5%:

    o Vanguard Index Trust 500 Portfolio - A fund invested in all of the stocks included in the Standard & Poor's 500 Composite Index (the "Index") in approximately the same proportions as they are represented in the Index. At December 31, 1997 and 1996, the number of Plan participants who held an interest in this fund was 1,413 and 1,382, respectively.

    o             Vanguard  Money  Market  Reserves  Prime  Portfolio  - A  fund invested in a portfolio of high quality money market instruments with maturities of one year or less. At December 31, 1997 and 1996, the number of Plan participants who held an interest in this fund was 1,055 and 1,137, respectively.

    o Vanguard Short Term U.S. Treasury Bond Portfolio - A fund invested primarily in short-term U.S. Treasury securities with an average maturity of two to three years. At December 31, 1997 and 1996, the number of Plan participants who held an interest in this fund was 540 and 615, respectively.

    o Vanguard Wellington Fund - A fund invested in bonds and common stocks. The bonds are held for relative stability of income and principal, while the common stocks are held for potential growth of capital and income. At December 31, 1997 and 1996, the number of Plan participants who held an interest in this fund was 903 and 882, respectively.

                                       C57

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                   Notes to Financial Statements - Continued

    o Vanguard Index Extended Market Fund - A fund which provides investment results that correspond to the aggregate price and yield performance of the Wilshire 4500 Index. The Wilshire 4500 Index consists of over 4,500 U.S. common stocks (primarily medium and small capitalization stocks) that are not included in the Standard & Poor's 500 Composite Stock Price Index. At December 31, 1997 and 1996, the number of Plan participants who held an interest in this fund was 470 and 451, respectively.

    o Vanguard U.S. Growth Fund - A fund invested primarily in a diversified portfolio of common stocks with above-average growth potential. At December 31, 1997 and 1996, the number of Plan participants who held an interest in this fund was 555 and 481, respectively.

    o Vanguard Windsor II Fund - A fund invested in common stocks to provide capital appreciation and dividend income. At December 31, 1997 and 1996, the number of Plan participants who held an interest in this fund was 1,014 and 946, respectively.

    o Asarco Common Stock Fund - A fund that invests exclusively in ASARCO Incorporated common stock with a small amount invested in the Vanguard Money Market Reserves Prime Portfolio to allow for timely responsiveness to Plan transactions. At December 31, 1997 and 1996, the number of Plan participants who held an interest in this fund was 2,105 and 2,091, respectively.

    o Vanguard Bond Index Fund - A fund that holds a combination of securities which, taken together, are expected to perform similarly to the Lehman Brothers Aggregate Bond Index. At December 31, 1997 and 1996, the number of Plan participants who held an interest in this fund was 104 and 74, respectively.


The Plan also maintains the following fund:

    o Loan Fund - A fund designed to facilitate the recordkeeping and other administrative functions relating to loans made to participants based on their account balances (See Note 1). These loans are recorded as receivables of the Plan.

                                       C58

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                   Notes to Financial Statements - Continued

Vanguard as recordkeeper maintains individual account records reflecting each participant's net interest in each fund of the Plan in which such participant invests. Participant's net interest in each fund of the Plan is represented by units of participation. The following schedule shows the number of units and the net asset value per unit in each fund:

                                                     December 31, 1997                  December 31, 1996
                                                     -----------------                  -----------------
                                                                  Net Asset                          Net Asset
                                                 Number of          Value          Number of           Value
                                                   Units           Per Unit          Units            Per Unit

Asarco Common Stock Fund*                           2,530,926           $8.38          2,381,684            $9.29

Vanguard Index Trust
 500 Portfolio*                                       440,254          $90.07            419,520           $69.16

Vanguard Money Market Reserves Prime
  Portfolio*                                       17,869,282           $1.00         18,727,988            $1.00

Vanguard Short Term U.S. Treasury Bond
  Portfolio*                                          732,259          $10.21            768,103           $10.17

Vanguard Wellington Fund*                             417,054          $29.45            376,883           $26.14

Vanguard Windsor II Fund*                             484,616          $28.62            391,461           $23.83

Vanguard U.S. Growth Fund                             188,118          $28.70            166,956           $23.74

Vanguard Index Extended
  Market Fund                                         130,939          $30.75            117,469           $26.19

Vanguard Bond Index Fund                              167,917          $10.09             72,760            $9.84

         *Represents 5% or more of net assets available for plan benefits as of December 31, 1997 and 1996.

                                       C59

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                   Notes to Financial Statements - Continued

5.  Tax Status

       The Plan, as amended through July 27, 1994, has received a favorable determination from the Internal Revenue Service ("IRS") that it is a qualified plan and trust under Section 401(a) of the Code and, thus, exempt from federal income taxes under provisions of Section 501(a) of the Code. The Plan has been amended since receiving the determination letter. However, the Plan's management believes that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Code.

6.  Termination Priorities

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

7.  Related Party Transactions

       The Plan invests in shares of mutual funds managed by an affiliate of Vanguard. Vanguard acts as trustee for only those investments as defined by the Plan. Transactions in such investments qualify as party-in-interest transactions which are exempt from the prohibited transaction rules.


                                       C60

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                               Form 5500 Item 27a
                Schedule of Assets Held for Investment Purposes
                              at December 31, 1997

                                                                                        Cost or               Market
       Identity of Issue or Borrower                                                  Book Value              Value
       Vanguard Index Trust 500 Portfolio                                               $22,581,381       $39,653,722

       Asarco Common Stock Fund                                                          25,210,969        21,209,158

       Vanguard Money Market Reserves Prime Portfolio                                    17,869,282        17,869,282

       Vanguard Short Term U.S. Treasury Bond Portfolio                                   7,452,128         7,476,363

       Vanguard Wellington Fund                                                           9,951,629        12,282,228

       Vanguard Index Extended Market Fund                                                3,112,679         4,026,362

       Vanguard U.S. Growth Fund                                                          3,970,822         5,398,987

       Vanguard Windsor II Fund                                                          10,560,398        13,869,714

       Vanguard Bond Index Fund                                                           1,660,650         1,694,280

     Loan Fund
       Participants' Loans (interest rates range from 6% to 9%)                           4,764,953         4,764,953


       TOTAL INVESTMENTS                                                               $107,134,891      $128,245,049
                                                                                        ============      ============







                                       C61

                      Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                               Form 5500 Line 27d
                      Schedule of Reportable Transactions
                      for the year ended December 31, 1997


                                                     Purchase           Selling            Basis of
                  Description of Asset                Price              Price              Asset             Net Gain
         Vanguard Index Trust
          500 Portfolio                          $7,537,075        $5,811,296               $4,158,159    $1,653,137

         Vanguard Money Market
          Reserves Prime Portfolio               8,707,659         9,566,365                 9,566,365       -

         Vanguard Wellington Fund                3,518,644         2,384,779                 1,942,121       442,658

         Vanguard Windsor II                     5,102,417         2,537,450                 2,148,083       389,367

         Asarco Common Stock Fund                6,654,562         5,369,546                 5,001,471       368,075



                                       C62

                       CONSENT OF INDEPENDENT ACCOUNTANTS




         We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements of ASARCO Incorporated on Form S-3 (File Nos. 33-45631, 33-55993 and 333-02359) and on Form S-8 (File Nos.
2-67732, 2-83782,  33-34606,  333-16875,  333-18083 and 333-46181) of our report dated June 22, 1998 on our audits of the Statements of Net Assets Available for Benefits of the Savings Plan of ASARCO Incorporated and Participating Subsidiaries as of December 31, 1997 and 1996, the Supplemental Schedules as of December 31, 1997,and for the year then ended and the Statement of Changes in Net Assets Available for Benefits for the year ended December 31, 1997, which report is included in this Annual Report on Form 11-K.


                                                       COOPERS & LYBRAND L.L.P.




New York, New York
June 22, 1998

                                       C63