Form 10-Q
period 1998-06-30
ASARCO INC
filed 1998-08-14
CIK 7649

1998
                                 Second Quarter
                                   Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998                 Commission file number 1-164
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


                                                         Yes   X     No ____


As of July 31, 1998 there were outstanding 39,660,702 shares of Asarco Common Stock, without par value.

                                                  ASARCO Incorporated
                                                    and Subsidiaries


                                                   INDEX TO FORM 10-Q

                                                                                                      Page No.
Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statement of Earnings
  Three Months and Six Months Ended
  June 30, 1998 and 1997                                                                                  2

Condensed Consolidated Balance Sheet
  June 30, 1998 and December 31, 1997                                                                     3

Condensed Consolidated Statement of Cash Flows
  Three Months and Six Months Ended
  June 30, 1998 and 1997                                                                                  4

Notes to Condensed Consolidated Financial Statements                                                    5-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                                     12-19

Report of Independent Accountants                                                                        20


Part II.  Other Information:

Item 1.  Legal Proceedings                                                                               21

Item 6(a)  Exhibits on Form 10Q                                                                          22

Exhibit  3 -            Restated Certificate of Incorporation, filed June 26, 1998

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

Exhibit I - Independent Accountants' Awareness Letter


                              ASARCO Incorporated
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (unaudited)

                                                                     3 Months Ended                      6 Months Ended
                                                                        June 30,                            June 30,
                                                                  1998             1997              1998              1997
                                                                            (in thousands, except per share data)
Sales of products and services                                   $602,271         $740,968        $1,235,733         $1,456,567
                                                                 --------         --------        ----------         ----------

Operating costs and expenses:
  Cost of products and services                                   527,609          558,116         1,084,592          1,089,964
  Selling, administrative and other                                33,836           36,327            71,284             69,696
  Depreciation and depletion                                       35,686           31,927            71,958             62,158
  Research and exploration                                          6,841           10,016            15,041             19,820
  Environmental and other closed plant
    charges, net of recoveries                                      1,128            8,038             5,435             12,402
  Provision for asset impairment                                        -                -            20,000                  -
                                                                 --------         --------         ---------          ---------
  Total operating costs and expenses                              605,100          644,424         1,268,310          1,254,040
                                                                  -------         --------         ---------          ---------

Operating income (loss)                                            (2,829)          96,544           (32,577)           202,527
Interest expense                                                  (16,398)         (19,387)          (33,858)           (35,932)
Other income                                                       12,229           12,925            19,348             17,891
Gain on sale of investments and other
    interests                                                           -           20,665                 -             20,665
                                                                 --------         --------         ---------          ---------

Earnings (loss) before taxes on income and
    minority interests                                            (6,998)          110,747          (47,087)            205,151
Taxes on income (benefit)                                         (1,482)           29,602          (15,975)             56,224
                                                                ---------         --------        ----------          ---------

Earnings (loss) before minority interests                         (5,516)           81,145          (31,112)            148,927
Minority interests in net earnings of
    consolidated subsidiaries                                     (9,026)          (29,271)         (15,236)            (56,473)
                                                                ---------         --------          ---------          ---------

Net earnings (loss)                                             $(14,542)         $ 51,874        $ (46,348)          $  92,454
                                                                =========         ========        ==========          =========

Per share amounts:

  Net earnings (loss)
  Basic                                                         $  (0.37)         $   1.21        $   (1.17)          $    2.15
                                                                =========         ========        ==========          =========
  Diluted                                                       $  (0.37)         $   1.20        $   (1.17)          $    2.15
                                                                =========         ========        ==========          =========

  Cash dividends                                                 $   0.20         $   0.20        $    0.40           $    0.40

Weighted average number of shares outstanding:
  Basic                                                            39,657           42,931           39,654              42,903
  Diluted                                                          39,657           43,054           39,654              43,026


The accompanying notes are an integral part of these financial statements.

                                                     ASARCO Incorporated
                                                      and Subsidiaries

                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                         (unaudited)

                                                                                           June 30,           December 31,
                                                                                             1998                 1997
                                                                                                  (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $  232,323           $  210,559
  Marketable securities                                                                          52,517              205,317
  Accounts and notes receivable, net                                                            452,420              446,966
  Inventories                                                                                   314,847              362,119
  Other assets                                                                                   85,116               74,967
                                                                                             ----------           ----------
     Total current assets                                                                     1,137,223            1,299,928

Investments:
  Available-for-sale and other at cost                                                          128,331              126,843
  Equity method                                                                                  59,135               61,337
Net property                                                                                  2,476,059            2,418,810
Other assets including intangibles, net                                                         219,695              203,484
                                                                                             ----------           ----------
  Total Assets                                                                               $4,020,443           $4,110,402
                                                                                             ==========           ==========

LIABILITIES
Current liabilities:
  Bank loans                                                                                 $   36,040           $      204
  Current portion of long-term debt                                                              37,002               28,712
  Accounts payable                                                                              358,951              352,839
  Salaries and wages                                                                             34,454               35,788
  Taxes on income                                                                                80,992               62,565
  Reserve for closed plant and environmental matters                                             44,258               43,238
  Other current liabilities                                                                      43,146               50,131
                                                                                             ----------           ----------
     Total current liabilities                                                                  634,843              573,477
                                                                                             ----------           ----------

Long-term debt                                                                                  852,880              849,991
Deferred income taxes                                                                            91,985              118,289
Reserve for closed plant and environmental matters                                               43,836               78,827
Postretirement benefit obligations                                                              106,927              104,491
Other liabilities and reserves                                                                  134,293              157,543
                                                                                             ----------           ----------
     Total non-current liabilities                                                            1,229,921            1,309,141
                                                                                             ----------           ----------

MINORITY INTERESTS                                                                              532,957              533,911
                                                                                             ----------           ----------

COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                                                522,381              522,420
Accumulated other comprehensive income, net of tax                                              (5,022)                3,389
Retained earnings                                                                             1,105,363            1,168,064
                                                                                             ----------           ----------
  Total Common Stockholders' Equity                                                           1,622,722            1,693,873
                                                                                             ----------           ----------

  Total Liabilities, Minority Interests and Common
    Stockholders' Equity                                                                     $4,020,443           $4,110,402
                                                                                             ==========           ==========

(a)  Common shares: authorized 80,000; outstanding:                                              39,661               39,663

The accompanying notes are an integral part of these financial statements.

                              ASARCO Incorporated
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                        3 Months Ended                  6 Months Ended
                                                                           June 30,                        June 30,
                                                                     1998            1997            1998            1997
                                                                     ----            ----            ----            ----
                                                                                        (in thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                                   $(14,542)       $ 51,874        $(46,348)       $ 92,454
Adjustments to reconcile net earnings (loss) to net cash
   provided  from (used for) operating activities:
   Depreciation and depletion                                           35,686          31,927          71,958          62,158
   Provision (benefit)for deferred income taxes                         (5,843)            263         (24,965)          4,358
   Treasury stock used for employee benefits                                63             828           1,100           2,967
   Undistributed equity (earnings) losses                                2,129          (1,212)            191          (3,048)
   Net (gain) loss on sale of investments and property
                                                                            98         (20,485)            275         (20,719)
   Provision for asset impairment                                            -               -          20,000               -
   Increase (decrease) in reserves for closed
     plant and environmental matters                                   (23,817)        (10,792)        (33,971)        (14,594)
   Minority interests                                                    9,026          29,271          15,236          56,473
   Cashprovided from (used for) operating assets and liabilities, net of acquisitions:
          Accounts receivable                                           26,317         (13,841)         (6,354)        (32,927)
          Inventories                                                   17,598          17,904          47,102          24,314
          Accounts payable and accrued liabilities                      33,793          21,395          25,673         (57,450)
          Other operating assets and liabilities                        22,623           5,716          (5,609)         12,457
         Foreign currency transaction (gains) losses
                                                                         1,367           (985)             757          (1,075)
                                                                       -------        --------         -------        -------

Net cash provided from (used for) operating activities
                                                                       104,498         111,863          65,045         125,368
                                                                       -------        --------        --------        --------

INVESTING ACTIVITIES
Capital expenditures                                                   (71,630)        (60,969)       (171,127)       (123,749)
Sale of property                                                           408          40,662           2,368          40,716
Purchase of investments and business                                   (37,352)           (593)        (37,944)         (2,108)
Sale of available-for-sale securities                                   19,844         141,241          52,037         172,760
Purchase of available-for-sale securities                              (27,171)        (19,285)        (61,851)        (50,118)
Purchase of held-to-maturity investments                               (51,876)       (208,827)        (52,880)       (208,827)
Proceeds from held-to-maturity investments                             117,770              14         205,680           1,018
                                                                      --------        --------        --------        --------
Net cash provided from (used for) investing
   activities                                                          (50,007)       (107,757)        (63,717)       (170,308)
                                                                      --------        --------        --------        --------

FINANCING ACTIVITIES
Debt incurred                                                           67,473         200,034         290,908         282,804
Debt repaid                                                            (59,049)        (86,257)       (243,842)       (100,880)
Escrow deposits (withdrawals) on long-term loans                         5,385         (12,317)          7,000         (11,878)
Treasury stock used for corporate purposes                                 318             263             414           1,287
Treasury stock purchased                                                   (27)         (1,983)         (2,042)         (3,210)
Purchase of minority interests                                          (1,425)           (928)         (5,083)         (2,681)
Distributions to minority interests                                     (3,301)        (13,922)        (11,009)        (25,715)
Contributions from minority interests                                        -             801               -           1,551
Dividends paid to common stockholders                                   (7,932)         (8,591)        (15,861)        (17,170)
                                                                      ---------       ---------       ---------       --------
Net cash provided from (used for) financing
   activities                                                            1,442          77,100          20,485         124,108
                                                                      --------        --------        --------        --------
Effect of exchange rate changes on cash                                 (1,243)            657             (49)            540
                                                                      ---------       --------        ---------       --------

Increase (decrease) in cash and cash equivalents                        54,690          81,863          21,764          79,708
Cash and cash equivalents at beginning of period                       177,633         190,253         210,559         192,408
                                                                      --------        --------        --------        --------
Cash and cash equivalents at end of period                            $232,323        $272,116        $232,323        $272,116
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

                              ASARCO Incorporated
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments
      (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1998 and the results of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a review by PricewaterhouseCoopers LLP, the Company's independent accountants. The results of operations for the three month and six month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K.


B. On April 22, 1998 the Company announced an agreement to sell its Missouri lead assets to The Doe Run Company, a subsidiary of The Renco Group Inc., and on July 28, 1998 signed a definitive agreement covering the sale. The Company will realize approximately $55.0 million in cash on the sale, which is expected to close in the third quarter, and will retain a royalty interest in the property. First quarter results include an after-tax charge of $13.0 million ($20.0 million pre-tax) to write down the book value of the assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121. In addition, during the first quarter of 1998, the Company recorded after-tax charges of $3.0 million ($9.1 million pre-tax, and pre-minority interest) for severance costs associated with the Southern Peru Copper Corporation (SPCC) cost reduction program.


C. Inventories were as follows:
         (in millions)

                                                                                         June 30,           Dec. 31,
                                                                                           1998               1997
       Inventories of smelters and refineries at lower of
           LIFO cost or market                                                               $ 4.8           $   2.2
       Provisional cost of metals received from suppliers
           For which prices have not yet been fixed                                            1.4              56.7
       Mine inventories at lower of FIFO cost or market                                       83.9              88.9
       Metal inventory at lower of average cost or market                                     49.4              45.6
       Materials and supplies at lower of average cost or
          Market                                                                             138.4             138.2
       Other                                                                                  36.9              30.5
                                                                                           -------           -------
            Total                                                                          $ 314.8           $ 362.1
                                                                                           =======           =======


      At June 30, 1998, replacement cost exceeded inventories carried at LIFO cost by approximately $78.3 million (December 31, 1997 - $86.4 million).

D. The decrease in the consolidated effective tax rate in the second quarter of 1998 as compared to the second quarter of 1997 is attributable to domestic operating losses as a result of low copper prices. The consolidated effective tax rate increased in the first half of 1998 as compared to the first half of 1997 primarily because in 1997 SPCC realized a reduction in its effective tax rate as a result of a reinvestment incentive approved by the Government of Peru in connection with the expansion of the Cuajone mine.


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

     Earnings include pre-tax gains of $11.0 million ($7.2 million after-tax) for the six month period ended June 30, 1998, from option sales and exercises related to copper sold in the first half of 1998, including the Company's beneficial interest in SPCC's price protection program. There were no pre-tax gains or losses from hedging activities in the second quarter of 1998. Earnings include pre-tax gains of $2.2 million ($1.4 million after-tax) in the second quarter 1997 and $13.4 million ($8.7 million after-tax) for the six month period ended June 30, 1997, including the Company's beneficial interest in SPCC's price protection program.

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

     Second quarter 1998 earnings include pre-tax losses of $0.2 million from the expiration of call options and $1.6 million ($1.0 million after-tax) of unrealized mark to market losses. Second quarter 1997 earnings include pre-tax gains of $0.1 million from the sale or exercise of call options and $1.1 million ($0.7 million after-tax) of unrealized mark to market gains. Earnings for the six month period ended June 30, 1998 include pre-tax losses of $0.2 million from the expiration of call options in 1998 and $1.7 million ($1.1 million after-tax) of unrealized mark to market losses. Earnings for the six month period ended June 30, 1997 include pre-tax gains of $0.5 million ($0.3 million after-tax) from the sale or exercise of call options and $5.5 million ($3.6 million after-tax) of unrealized mark to market gains.

     The recognized pre-tax gains (losses) of the Company's metal hedging and trading activities, were as follows:

       (in millions)                                    Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
       Metal                                            1998            1997            1998              1997
       -----                                            ----            ----            ----              ----
       Copper                                            $(1.8)            $3.6            $9.1               $18.7
       Zinc                                                  -             (0.2)               -                 0.7
                                                         -----             -----            ----               -----
          Total Gain (Loss)                              $(1.8)            $3.4            $9.1               $19.4
                                                         ======            ====            ====               =====


F.   Business Segments:
         (in millions)

         Segment Sales:

                                                                Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                               1998              1997                1998                  1997
                                                               ----              ----                ----                  ----
       Copper                                                   $ 389.8           $ 548.6            $  824.8             $1,090.2
       Lead, Zinc & Precious Metals                               104.3              85.9               207.1                168.6
       Specialty Chemicals                                         90.0              86.0               173.0                163.5
       Aggregates                                                  14.8              14.7                24.6                 24.2
       Exploration                                                    -                 -                   -                    -
       All other                                                    3.4               5.8                 6.2                 10.1
                                                                -------           -------            --------             --------
         Total                                                  $ 602.3           $ 741.0            $1,235.7             $1,456.6
                                                                =======           =======            ========             ========

       Segment Operating Earnings
       (including equity earnings)

       Copper                                                    $ (1.6)          $ 109.2            $     .2             $  227.8
       Lead, Zinc & Precious Metals                                (6.9)             (5.3)              (33.9)               (11.0)
       Specialty Chemicals                                          8.2               7.9                15.9                 14.3
       Aggregates                                                   4.3               4.5                 5.6                  5.4
       Exploration                                                 (4.1)             (7.0)              (10.2)               (14.0)
       All other                                                   (2.9)             (9.9)               (8.2)               (15.3)
                                                                -------          --------            --------            ---------
         Total                                                   $ (3.0)          $  99.4             $ (30.6)            $  207.2
       Interest and other                                          (4.2)             14.2               (14.5)                 2.6
       Less: Equity (earnings) losses                                .2              (2.9)               (2.0)                (4.7)
                                                                  ------           --------            --------            ---------
         Earnings (loss) before taxes on income and
           minority interests                                    $ (7.0)          $ 110.7             $ (47.1)             $ 205.1
                                                                ========           =======            ========             =======

                                     - 7 -

G.   Contingencies and Litigation:

     The Company is a defendant in lawsuits in Arizona involving the United States, Native Americans, and other Arizona water users contesting the right of the Company and numerous other individuals and entities to use water and, in some cases, seeking damages for water usage and alleged contamination of ground water. The lawsuits could affect the Company's use of water at its Ray Complex, Mission Complex, and other Arizona operations.

     The Company and certain subsidiaries are defendants in four purported class actions and thirteen other lawsuits in Texas seeking substantial compensatory and punitive damages for personal injury and contamination of property allegedly caused by present and former operations in Texas and product sales of the Company and its subsidiaries. Most of the cases name additional corporations as defendants.

      The Company and two subsidiaries, as of June 30, 1998, are defendants in 1,594 lawsuits brought by 10,332 primary and 7,096 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos. Three of these lawsuits are purported class actions, one of which is allegedly being brought on behalf of a class of persons suing both tobacco-related and asbestos-related entities claiming damages for personal injury or death arising from exposure to asbestos and cigarette smoke. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

     In 1997, separate purported class actions were commenced against the Company in Omaha, Nebraska and in Denver, Colorado, seeking compensatory and punitive damages for alleged contamination of properties by emissions from the Company's former Omaha plant and the Globe plant in Denver.

     In March 1996, the United States government filed an action in United States District Court in Boise, Idaho, against the Company and three other mining companies under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund) and the federal Clean Water Act for alleged natural resource damages to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for restoration of the area. The Company believes, and has been advised by outside legal counsel, that it has strong legal defenses to the lawsuit. In 1996, the court granted a motion to consolidate this case with a prior, similar lawsuit filed by the Coeur d'Alene Tribe. In the first quarter 1998, the United States Environmental Protection Agency (EPA) announced that it would conduct a remedial investigation and feasibility study of the Coeur d'Alene River Basin. In the second quarter 1998, the court rejected the government's position that its evaluation of injury and restoration plan for the Coeur d'Alene Basin must be upheld unless the administrative record shows it to be arbitrary and capricious or otherwise not in accordance with law.

     The Company and certain of its subsidiaries have received notices from EPA and the United States Forest Service that they and in most cases numerous other parties are potentially responsible to remediate alleged hazardous substance releases at certain sites under CERCLA. In addition, the Company and certain of its subsidiaries are defendants in lawsuits brought under CERCLA or state laws that seek substantial damages and remediation. Remedial action is being undertaken by the Company at some of the sites.

     In January 1998, the Company, the United States Department of Justice, and EPA announced the signing of a multi-region voluntary agreement covering a broad range of environmental issues affecting the Company's United States operations. The agreement is embodied in two consent decrees approved in May 1998 by federal courts in Helena, Montana and Phoenix, Arizona. Penalties of $6.4 million applicable to past issues at Ray and East Helena were paid in the second quarter 1998 as required by the agreement.

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

     Reserves for closed plants and environmental matters totaled $88.1 million at June 30, 1998. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures against these reserves for the three months ended June 30, 1998 and 1997 were $25.3 million and $18.7 million, respectively, and for the six months ended June 30, 1998 and 1997 were $40.0 million and $27.0 million, respectively.

     The effect on pre-tax earnings of environmental and other closed plant charges was $20.2 million in 1997 ($50.4 million in charges offset by $30.2 million in anticipated insurance and other recoveries).

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

H.   Impact of new Accounting Standard:

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presentation of comprehensive income and its components. For the three and six month periods ended June 30, 1998 and 1997 comprehensive income consisted of net income, changes in unrealized gains or losses on securities reported at fair value and foreign currency translation adjustments.

     Comprehensive income for the three and six month periods ended June 30, 1998 and 1997 was as follows:

                                                                        Three Months Ended            Six Months Ended
                                                                             June 30,                     June 30,
     (in thousands)                                                    1998           1997           1998          1997
                                                                       ----           ----           ----          ----
     Net income (loss)                                                  $(14,542)       $ 51,874     $(46,348)       $92,454

     Other comprehensive income:
      Foreign currency translation adjustments                            (2,683)          4,088       (3,222)        (2,543)


      Unrealized gains (losses) on securities:
        Unrealized gains (losses) during the period, net of tax
            (a)                                                             (897)        (19,634)       (1,533)       (2,507)
        Less: Reclassifications of gains included in income, net
            of tax (b)                                                     1,433          13,750         3,656        13,769
                                                                          -------       --------      --------       -------
     Comprehensive income (loss)                                        $(19,555)       $ 22,578      $(54,759)      $73,635
                                                                        =========       ========     =========       =======

    (a) Includes tax benefit of $482 and $10,573 for the three month period ended June 30, 1998 and 1997, respectively, and $825 and $1,352 for the six month period ended June 30, 1998 and 1997, respectively.

    (b) Includes taxes of $771 and $7,404 for the three month period ended June 30, 1998 and 1997, respectively, and $1,968 and $7,414 for the six month period ended June 30, 1998 and 1997, respectively.


     Accumulated other comprehensive income balances as of June 30, 1998 and December 31, 1997 were as follows:

                                                                         Foreign currency           Accumulated other
                                             Unrealized gain on      translation adjustments   comprehensive income (loss)
                                                  securities
       (in thousands)
       June 30, 1998

        Beginning balance                               11,654                  $ (8,265)                     $  3,389

        Current period change                           (5,189)                   (3,222)                       (8,411)
                                                      ---------                 ---------                    ----------

        Ending balance                                 $  6,465                 $(11,487)                    $  (5,022)
                                                       ========                 =========                    ==========


       December 31, 1997

        Beginning balance                             $  56,311                  $  3,649                     $  59,960

        Current period change                           (44,657)                  (11,914)                      (56,571)
                                                      ---------                 ---------                    ----------

        Ending balance                                $  11,654                  $ (8,265)                    $   3,389
                                                      =========                 =========                     =========

     In March 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employers Disclosure about Pensions and other Postretirement Benefits". This statement which is effective for fiscal years beginning after December 15, 1997, will have no effect on the Company's financial statements but will modify the disclosures about pensions and other postretirement benefit plans.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement which is effective for fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently assessing the impact of this statement.

                                 Part I Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company reported a net loss of $14.5 million, or $0.37 per share, for the second quarter ended June 30, 1998, compared with net earnings of $51.9 million, or $1.20 per common share on a diluted basis, for the second quarter of 1997. Results for the second quarter ended June 30, 1997 include an after-tax gain of $13.4 million, or $0.31 per share, from the sale of a portion of the Company's interest in Grupo Mexico, S.A. de C.V. (Grupo Mexico), Mexico's largest mining company.

For the six month period ended June 30, 1998, the Company reported a net loss of $46.3 million, or $1.17 per share, compared with net earnings of $92.5 million, or $2.15 per diluted share, for the comparable 1997 period. Results for the six month period ended June 30, 1998, include non-recurring after-tax charges of $16.0 million , or $0.40 per share related to a pending sale of the Company's Missouri lead business and for severance costs associated with a cost reduction program. Results for the six month period ended June 30, 1997 include pre-tax gains of $19.4 million ($12.6 million after-tax) from the Company's price protection program.

The Company's second quarter 1998 results reflect the sharp decline in metal prices in 1998 compared with the previous year. The average price of copper declined 36 cents per pound on the New York Commodity Exchange and 35 cents per pound on the London Metal Exchange. Higher sales volume and production increases from the Company's North American copper operations and the benefits of a cost reduction program offset some of the effect of the lower prices.

Results for the six month period ended June 30, 1998 also reflect low copper prices which are 31% lower from a year ago, the write down of assets associated with the pending sale of the Missouri lead business and charges for severance costs associated with a cost reduction program.

A $50.0 million cost reduction program was initiated by the Company early this year in response to the decline in the copper price. The program is estimated to have produced a pre-tax improvement of $16.0 million ($10.4 million after-tax) in the second quarter of 1998, and $26.0 million ($16.9 million after-tax) for the first six months of 1998. A similar program was initiated early in the second quarter by Southern Peru Copper Corporation (SPCC), a 54.3% owned subsidiary of the Company. SPCC's cost reduction program is designed to improve its pre-tax earnings by $30.0 million annually. The Company's beneficial interest in SPCC's cost savings during the second quarter of 1998 was an additional $3.4 million after-tax, making the total impact of the cost reduction programs in the second quarter of 1998 approximately $20.0 million ($13.5 million after-tax). First quarter 1998 earnings include after-tax charges of $3.0 million ($9.1 million pre-tax and pre-minority interest) for severance costs associated with SPCC's cost reduction program. In the case of both cost reduction programs, improvements have come from reductions in operating expenses, purchased services, exploration and general and administrative expenses.

In the second quarter of 1998 the Company recognized pre-tax losses of $1.8 million ($1.2 million after-tax) as a result of its price protection program, compared with pre-tax gains of $3.4 million ($2.2 million after-tax) in the second quarter of 1997. There were no pre-tax gains or losses from SPCC price protection in the second quarter of 1998 and 1997. For the six month period ended June 30, 1998 the Company recognized pre-tax gains of $9.1 million ($5.9 million after-tax) compared with pre-tax gains of $19.4 million ($12.6 million after-tax) in the first half of 1997.

The Company's beneficial interest in mined copper production in the second quarter of 1998 was 252.5 million pounds, a 10% increase from the same period in 1997. For the first six months of 1998, the Company's beneficial mined copper production was 490.1 million pounds compared with 463.1 million pounds in the first six months of 1997. The increase in the second quarter and first six months of 1998 was attributable to increased production at the Company's North American copper operations, largely due to increased production of low cost solvent extraction/electrowining (SX/EW) process at the Company's Ray mine and the Company's 75% owned Silver Bell mine which started up in July of 1997. The gains in North American copper production were partially offset by a decrease in mined production at SPCC.

In early June the Company announced that it curtailed production by 15% at its copper refinery located in Amarillo, Texas. The curtailment which is expected to reduce refined copper production by approximately 12 million pounds per month was the result of shortages of raw materials including copper anodes, blister and scrap. Results for the second quarter were negatively impacted by approximately $2.5 million ($3.8 million pre-tax) due to the curtailment. The curtailment will continue until adequate supplies of copper feed become available.

Profits  from the  Company's  specialty  chemicals  business  increased  to $8.2 million in the second quarter of 1998 from $7.9 million in the year earlier period. In April the Company completed the acquisition of Deutsche Oberflachtechnik GmbH (DOT), a German specialty chemicals company which is expected to contribute to the growth of the Company's Specialty Chemicals business in Europe.

Second quarter results from the Company's aggregates business were $4.3 million, slightly lower than the $4.5 million in the second quarter of 1997. The decrease reflects the decline in construction activity in the Southeast as a result of extremely wet weather.

On April 22, 1998 the Company announced an agreement to sell its Missouri lead assets to The Doe Run Company, a subsidiary of The Renco Group Inc., and on July 28, 1998 signed a definitive agreement covering the sale. The Company will realize approximately $55.0 million in cash on the sale, which is expected to close in the third quarter, and will retain a royalty interest in the property. First quarter results include an after-tax charge of $13.0 million ($20.0 million pre-tax) to write down the book value of the assets.

Sales: Sales in the second quarter of 1998 were $602.3 million, compared with $741.0 million in the second quarter of 1997. The decrease is due to lower copper prices as compared to the year ago quarter. Sales for the six month period ended June 30, 1998, were $1,235.7 million compared to $1,456.6 million for the comparable 1997 period. The decrease in sales in the first half of 1998 compared with the same period of 1997 is a result of lower copper prices as compared to the year ago period partially offset by higher copper and silver sales volume.

Metal sales volumes and prices for the quarter were as follows:

Metal Sales Volume:
                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                              June 30,
                                                             1998            1997                   1998           1997
                                                             ----            ----                   ----           ----
     Copper     (000s pounds)
       Asarco                                                  289,900        271,400                624,900        549,200
       SPCC                                                    167,200        184,000                337,200        356,000
                                                              --------        -------               --------        -------
       Consolidated                                            457,100        455,400                962,100        905,200

       Asarco Beneficial Interest (1)                          376,100        368,400                799,100        736,800


     Lead       (000s pounds)
       Asarco                                                   66,000         69,600                123,800        126,600


     Silver     (000s ounces)
       Asarco                                                    9,935          5,597                 18,671         11,918
       SPCC                                                        764            816                  1,518          1,495
                                                               -------        -------               --------        -------
       Consolidated                                             10,699          6,413                 20,189         13,413

       Asarco Beneficial Interest (1)                           10,342          6,027                 19,479         12,706


     Zinc       (000s pounds) (2)
       Asarco                                                   38,000         38,600                 75,000         72,400


     Molybdenum (000s pounds) (2)
       Asarco                                                    1,254          1,339                  2,719          2,813
       SPCC                                                      2,730          2,254                  5,581          4,488
                                                              --------        -------               --------        -------
       Consolidated                                              3,984          3,593                  8,300          7,301

       Asarco Beneficial Interest (1)                            2,707          2,527                  5,687          5,177


  (1) At June 30, 1998, Asarco's equity ownership was 54.3% and its beneficial interest in SPCC was 53.2%. At June 30, 1997, Asarco's equity ownership was 54.1% and its beneficial interest in SPCC was 52.7%.

  (2) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents pounds of zinc and molybdenum metal contained in concentrate.

Average Metal Prices:

Prices for the Company's metals are established principally on the New York Commodity Exchange (COMEX) or the London Metal Exchange (LME).

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                                   1998            1997           1998           1997
                                                                   ----            ----           ----           ----
Copper     (per pound - COMEX)                                     $ .78           $1.14          $ .78          $1.13
Copper     (per pound - LME)                                         .79            1.14            .78           1.12
Lead       (per pound - LME)                                         .25             .28            .25            .30
Silver     (per ounce - Handy & Harman)                             5.71            4.76           5.98           4.89
Zinc       (per pound - LME)                                         .48             .59            .48            .56
Molybdenum (per pound - Metals Week
                  Dealer Oxide)                                     3.90            4.39           3.87           4.38

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

Earnings include pre-tax gains of $11.0 million ($7.2 million after-tax) for the six month period ended June 30, 1998, from option sales and exercises related to copper sold in the first half of 1998, including the Company's beneficial interest in SPCC's price protection program. There were no pre-tax gains or losses from hedging activities in the second quarter of 1998. Second quarter 1997 earnings include pre-tax gains of $2.2 million ($1.4 million after-tax) and $13.4 million ($8.7 million after-tax) for the six month period ended June 30, 1997, including the Company's beneficial interest in SPCC's price protection program.

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

Second quarter 1998 earnings include pre-tax losses of $0.2 million from the expiration of call options and $1.6 million ($1.0 million after-tax) of unrealized mark to market losses. Second quarter 1997 earnings include pre-tax gains of $0.1 million from the sale or exercise of call options and $1.1 million ($0.7 million after-tax) of unrealized mark to market gains. Earnings for the six month period ended June 30, 1998 include pre-tax losses of $0.2 million from the expiration of call options in 1998 and $1.7 million ($1.1 million after-tax) of unrealized mark to market losses. Earnings for the six month period ended June 30, 1997 include pre-tax gains of $0.5 million ($0.3 million after-tax) from the sale or exercise of call options in 1997 and $5.5 million ($3.6 million after-tax) of unrealized mark to market gains.

The recognized pre-tax gains (losses) of the Company's metal hedging and trading activities, were as follows:

       (in millions)                                    Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
       Metal                                            1998            1997            1998              1997
       -----                                            ----            ----            ----              ----
       Copper                                           $(1.8)            $3.6            $9.1               $18.7
       Zinc                                                 -             (0.2)              -                 0.7
                                                         -----          ------           -----              ------
          Total Gain (Loss)                             $(1.8)            $3.4            $9.1               $19.4
                                                        ======            ====            ====               =====


Cost of Products & Services: Cost of products and services were $527.6 million in the second quarter of 1998 and $1,084.6 million for the six month period ended June 30, 1998 compared with $558.1 million and $1,090.0 million for the respective periods in 1997. The decrease in costs for the three and six month periods reflect the lower price for refined purchases, lower costs at SPCC attributable to lower sales volume and the effect of the cost reduction programs. Partially offsetting the decrease in costs in the second quarter of 1998 were higher purchases of refined copper to meet customer commitments and a 15% curtailment in production at the Company's copper refinery located in Amarillo, Texas. For the six month period costs were offset by higher copper and silver sales volume and an accrual of severance costs associated with SPCC's cost reduction program.

Nonoperating Items: Interest expense was $16.4 million in the second quarter of 1998 and $33.9 million for the six month period ended June 30, 1998, compared with $19.4 million and $35.9 million for the respective periods in 1997. Average borrowings over the comparable six month periods are lower in 1998.

Environmental and other closed plant charges were $1.1 million in the second quarter of 1998 and $5.4 million for the six month period ended June 30, 1998, compared with $8.0 million and $12.4 million for the respective periods in 1997. The decrease is due to additional environmental charges accrued in the second quarter 1997.

Taxes on Income: The decrease in the consolidated effective tax rate in the second quarter of 1998 as compared to the second quarter of 1997 is attributable to domestic operating losses as a result of low copper prices. The consolidated effective tax rate increased in the first half of 1998 as compared to the first half of 1997 primarily because in 1997 SPCC realized a reduction in its effective tax rate as a result of a reinvestment incentive approved by the Government of Peru in connection with the expansion of the Cuajone mine.


Cash Flows:

Second quarter - Net cash provided from operating activities was $104.5 million in the second quarter of 1998, compared with $111.9 million in the second quarter of 1997. The decrease is primarily the result of lower earnings resulting from the lower copper price offset by lower receivable balances.

Net cash used for investing activities was $50.0 million in the second quarter of 1998, compared with $107.8 million in the second quarter of 1997. The decrease in cash used for investing activities reflects higher proceeds from held-to-maturity securities at SPCC partially offset by the acquisition of DOT in April 1998. The increase in capital expenditures from the prior year reflects the expansion project at the Cuajone mine.

Cash provided from financing activities in the second quarter of 1998 was $1.4 million as compared with $77.1 million in 1997. The change reflects a net decrease in cash proceeds from debt of $105.3 million principally due to the sale of $150.0 million of Secured Export Notes and $50.0 million of 8.25% bonds due June 2004 in the second quarter of 1997 to partially finance the SPCC expansion project at the Cuajone mine.

Six months - Net cash provided from operating activities was $65.0 million for the six month period ended June 30, 1998, compared with $125.4 million in the corresponding prior period. The decrease is the result of lower copper prices partially offset by net cash provided from operating assets and liabilities.

Cash used for investing activities was $63.7 million for the six month period ended June 30, 1998, compared with $170.3 million in the corresponding prior year period. Investing activities for the six month period ending June 30, 1998 included the proceeds of $205.7 million from held-to-maturity securities by SPCC, partially offset by the acquisition of DOT in April 1998 and capital expenditures of $171.1 million, principally related to the SPCC expansion.

Cash provided from financing activities for the six months ended June 30, 1998 was $20.5 million compared with $124.1 million in the corresponding prior period. The change reflects a net decrease in cash proceeds from debt of $135.0 million principally attributable to the sale of $150.0 million of Secured Export Notes and $50.0 million of bonds due 2004 to partially finance the SPCC expansion project at the Cuajone mine.

Liquidity and Capital Resources: At June 30, 1998, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 30.0%, compared with 28.3% at December 31, 1997. Consolidated debt at the end of the second quarter 1998 was $925.9 million compared with $878.9 million at the end of 1997. Additional indebtedness permitted under the terms of the most restrictive of the Company's credit agreements totaled $716.9 million at June 30, 1998. Additional debt permitted under the terms of the most restrictive of SPCC's credit agreements totaled $862.5 million at June 30, 1998.

The Company expects that it will meet its cash requirements for 1998 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

The Company paid dividends to common stockholders of $7.9 million or 20 cents per share, in the second quarter of 1998 and $8.6 million or 20 cents per share in the second quarter of 1997. In addition, SPCC paid dividends of $3.1 million to minority interests in the second quarter of 1998 and $13.9 million in the second quarter of 1997. At June 30, 1998, the Company had 39,660,782 common shares issued and outstanding, compared with 42,898,000 at the end of the second quarter of 1997 reflecting the repurchase of 3.3 million shares of the Company's outstanding shares in 1997.

Year 2000 The Company has implemented a three phase program to identify and resolve Year 2000 (Y2K) issues related to the integrity and reliability of its computerized information systems as well as computer systems embedded in the machinery and equipment used in its operations. Phase one of the Company's program  which  involved  an  assessment  of Y2K  compliance  of  the  Company's computerized information systems and embedded computer systems has been completed. In phase two of the program the Company is modifying or replacing all non-compliant systems. As of June 30, 1998,approximately 80% of the Company's systems are Y2K compliant and the remainder are expected to be Y2K compliant by the first quarter of 1999. Under the third phase of the program the Company has sent detailed information requests to its principal customers, suppliers and service providers to determine the status of their Y2K compliance.

As of June 30, 1998, the Company had spent approximately $0.8 million in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $2.2 million including its beneficial interest in SPCC's Y2K costs to complete phases two and three of the program.

Pursuant to phase three of its program, the Company has sent surveys to its major customers, suppliers and service providers. As of June 30, 1998, the Company received confirmations from approximately 86% indicating that they are or will be Y2K compliant. The Company expects to have further communications with those who have not responded or have indicated further work was required to achieve Y2K compliance. The third phase of the program is expected to be completed in the first quarter of 1999. SPCC expects to send surveys to its major customers, suppliers and service providers in the third quarter of 1998 and also expects to complete this phase of its program in the first quarter of 1999.

Among other things, the Company's operations depend on the availability of utility services, principally electricity, and reliable performance by domestic and international transportation services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance could have a significant impact on the Company's financial results depending on the length and severity of the disruption. The Company is currently identifying alternatives and will complete a contingency plan for each of its principal operations by March 1999. The purpose of the contingency plan is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.

Impact of New Accounting Standard: In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS)No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presentation of comprehensive income and its components.

In March 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employers Disclosure about Pensions and other Postretirement Benefits". This statement which is effective for fiscal years beginning after December 15, 1997, will have no effect on the Company's financial statements but will modify the disclosures about pensions and other postretirement benefit plans.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement which is effective for fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently assessing the impact of this statement.

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

PricewaterhouseCoopers LLP



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:


We have reviewed the condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of June 30, 1998 and the related condensed consolidated statements of earnings and cash flows for the three month and six month periods ended June 30, 1998 and 1997.
These financial statements are the responsibility of the Company's management.

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



                                                     PricewaterhouseCoopers LLP

New York, New York
July 20, 1998

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


      1. Asarco and two of its wholly-owned subsidiaries, Lac d'Amiante du Quebec, Ltee (LAQ), and Capco Pipe Company, Inc. (Capco), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Forms 10-K for 1997 and 10-Q for the first quarter of 1998. As of June 30, 1998, there were pending against Asarco and its subsidiaries 1,594 lawsuits brought by 10,332 primary and 7,096 secondary plaintiffs in 28 states seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. As of June 30, 1998, LAQ, Asarco, and Capco have settled or been dismissed from a total of 7,556 asbestos personal injury lawsuits brought by 91,857 primary and 55,950 secondary plaintiffs.

      2. On July 30, 1998 the Company filed suit in state court in Thurston County, Washington challenging the applicability of certain state environmental laws to the Company's remediation of its former Everett Smelter site in Everett, Washington. The lawsuit follows termination of mediation concerning the Everett site reported on Form 10-K for 1997. In the second quarter 1998, the County of Snohomish filed a lawsuit in state court in Snohomish County, Washington seeking damages for the cost of remediating certain county-owned property located near the former smelter site. The case has been removed by the Company to federal court in Seattle.

      3. With respect to the action filed in Texas state court, Nueces County, in April 1996 alleging contamination of plaintiffs' properties by metals emitted by the Company's Corpus Christi facility, reported on Form 10-K for 1997 and 1996, the action was settled in June 1998.

Item 6(a) - Exhibits on Form 10Q


                                 EXHIBIT INDEX

Exhibit
3                     Restated Certificate of Incorporation, filed June 26, 1998

11                    Statement re Computation of Earnings per Share

12                    Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed
                      Charges and Preferred Share Dividend Requirements

Exhibit 3 Restated Certificate Of Incorporation of ASARCO INCORPORATED Pursuant to Section 14A:9-5 of the New Jersey Business Corporation Act

         ASARCO Incorporated, a corporation organized and existing under the laws of the State of New Jersey, restates, integrates and amends its Certificate of Incorporation to read in full as herein set forth.

         1.       The name of this corporation is ASARCO Incorporated.

         2. (a) The address of this corporation's current registered office is 820 Bear Tavern Road, West Trenton, New Jersey 08628, and the name of its current registered agent is The Corporation Trust Company.

                 (b) The number of directors constituting the current Board of Directors of this corporation is 14. The names and addresses of the members of said Board are as follows:

(c)
         Willard C. Butcher                                        Chase Manhattan Bank
                                                                   101 Park Avenue
                                                                   New York, NY 10178

         Vincent A. Calarco                                        Crompton & Knowles Corporation
                                                                   One Station Plaza
                                                                   Metro Center
                                                                   Stamford, CT 06902

         James C. Cotting                                          ASARCO Incorporated
                                                                   180 Maiden Lane
                                                                   New York, NY 10038

         David C. Garfield                                         Ingersoll-Rand Company
                                                                   200 Chestnut Ridge Road
                                                                   Woodcliff Lake, NJ 07675

         E. Gordon Gee                                             Brown University
                                                                   1 Prospect Street
                                                                   Providence, RI 02912

         James W. Kinnear                                          Four Stamford Plaza
                                                                   Stamford, CT 06904

         Francis R. McAllister                                     ASARCO Incorporated
                                                                   180 Maiden Lane
                                                                   New York, NY 10038

         Kevin R. Morano                                           ASARCO Incorporated
                                                                   180 Maiden Lane
                                                                   New York, NY 10038

         Martha T. Muse                                            The Tinker Foundation, Inc.
                                                                   55 East 59th Street
                                                                   New York, NY 10022

         Michael T. Nelligan                                       Don Ward Transport, Inc.
                                                                   241 West 56th Avenue
                                                                   Denver, CO 80216







         John D. Ong                                               The BFGoodrich Company
                                                                   4000 Embassy Parkway
                                                                   Akron, OH 44333

         Richard de J. Osborne                                     ASARCO Incorporated
                                                                   180 Maiden Lane
                                                                   New York, NY 10038

         Manuel T. Pacheco                                         University of Missouri System
                                                                   321 University Hall
                                                                   Columbia, MO 65211

         James Wood                                                The Great Atlantic & Pacific Tea Company, Inc.
                                                                   2 Paragon Drive
                                                                   Montvale, NJ 07645


         3.       The objects for which this corporation is formed are:

                  (a) To acquire, deal in, sell and otherwise dispose of ores, minerals and metals; to smelt, reduce, refine, mill and otherwise treat ores, minerals and metals; and to manufacture, acquire, deal in, sell and otherwise dispose of products of ores, minerals and metals;

                  (b) To mine, quarry, dig, cut, reduce, treat, prepare for use, transport and deal in, ores, minerals, metals, wood, coal, stone, peat, marl, clay and raw materials generally and their products direct and incidental; and

                  (c) To engage in any other activity within the purposes for which corporations may be organized under the New Jersey Business Corporation Act.

         4. (a) The aggregate number of shares which this corporation shall have authority to issue is 90,000,000 of which 10,000,000 shares shall be preferred stock without par value, and 80,000,000 shares shall be common stock without nominal or par value.

                  (b)  Subject  to the  provisions  of  subdivision  (c) of this
Article 4, the Board of Directors shall have authority at any time or from time to time (i) to divide any or all of the preferred stock into series; (ii) to determine for any such series its designation, number of shares, relative rights, preferences and limitations; (iii) to increase the number of shares of any such series previously determined by it and to decrease such previously determined number of shares to a number not less than that of the shares of such series then outstanding; (iv) to change the designation or number of shares, or the relative rights, preferences and limitations of the shares, of any theretofore established series no shares of which have been issued; and (v) to cause to be executed and filed without further approval of the shareholders such amendment or amendments to the Certificate of Incorporation as may be required in order to accomplish any of the foregoing. In particular, but without limiting the generality of the foregoing, the Board of Directors shall have authority to determine with respect to any series of preferred stock:

                           (1) The dividend rate or rates on shares of such series and any restrictions, limitations or conditions upon the payment of such dividends, and whether dividends shall be cumulative and, if so, the date or dates from which dividends shall cumulate, and the dates on which dividends, if declared, shall be payable;

                           (2) Whether the shares of such series shall be redeemable and, if so, the time or times and the price or prices at which and the other terms and conditions on which the shares may be redeemed;

                           (3) The rights of the holders of shares of such series in the event of the liquidation, dissolution or winding up of the corporation, whether voluntary or involuntary, or any other distribution of its assets;

                           (4) Whether the shares of such series shall be subject to the operation of a purchase, retirement or sinking fund and, if so, the terms and conditions thereof;

                           (5) Whether the shares of such series shall be convertible into shares of any other class or classes or of any series of the same or any other class or classes, and if so convertible, the price or prices or the rate or rates of conversion and the method, if any, of adjusting the same, and the other terms and conditions, if any, on which shares shall be so convertible; and

                           (6) The extent of voting powers, if any, of the shares of such series.

                  (c) So long as any shares of preferred stock of any series are outstanding,

                           (1) Whenever dividends on the preferred stock of any series in an aggregate amount at least equal to six full quarterly dividends (which need not be consecutive) on such series shall not be paid, the holders of the outstanding preferred stock of all series shall have the special right, voting separately as a single class, to elect two directors of the corporation, at the next succeeding annual meeting of shareholders (and at each succeeding annual meeting of shareholders thereafter until such right shall terminate as hereinafter provided).

                           At each meeting of shareholders at which the holders of the preferred stock of all series shall have the special right, voting separately as a single class, to elect directors as provided in this paragraph (1), the presence in person or by proxy of the holders of record of one-third of the total number of shares of the preferred stock of all series then issued and outstanding shall be necessary and sufficient to constitute a quorum of such class for such election by such shareholders as a class.

                           Each director elected by the holders of the preferred stock of all series voting separately as a single class as provided in this paragraph (1) shall hold office until the annual meeting of shareholders next succeeding his election and until his successor, if any, is elected by such holders and qualified.

                           In case any vacancy shall occur among the directors elected by the holders of the preferred stock of all series voting separately as a single class as provided in this paragraph (1), such vacancy may be filled for the unexpired portion of the term by vote of the single remaining director theretofore elected by such shareholders, or his successor in office, or by the vote of such shareholders given at a special meeting of such shareholders called for the purpose.

                           Whenever all dividends accrued and unpaid on the preferred stock of all series having cumulative dividends shall have been paid and dividends thereon for the current quarterly period shall have been paid or declared and provided for, and, if dividends on any series of preferred stock shall not be cumulative, if and when such dividends shall have been paid regularly for one year or declared and provided for, the right of the holders of the preferred stock of all series, voting separately as a single class, to elect directors as provided in this paragraph (1) shall terminate at the next succeeding annual meeting of shareholders, but subject always to the same provisions for the vesting of such special right of the holders of the preferred stock of all series, voting separately as a single class, to elect directors in the case of future unpaid dividends as hereinabove set forth.

                           (2) The consent of the holders of at least two-thirds
         of the outstanding shares of preferred stock, given in person or by proxy, either in writing without a meeting or at a special or annual meeting of shareholders called for the purpose, at which the holders of the preferred stock of all series shall vote separately as a single class, shall be necessary for effecting or validating the authorization of any additional class of stock ranking prior (either as to dividends or upon liquidation, dissolution or winding up) to the preferred stock, or the increase in the authorized amount of any class of stock so ranking prior to the preferred stock, or any amendment of the
         Certificate of Incorporation which would alter materially any provisions of the preferred stock so as to adversely affect the holders of all series of preferred stock.

                           (3) The consent of the holders of at least a majority of the outstanding shares of preferred stock, given in person or by proxy, either in writing without a meeting or at a special or annual meeting of shareholders called for the purpose, at which the holders of the preferred stock of all series shall vote separately as a single class, shall be necessary for effecting or validating an increase in the authorized amount of the preferred stock, or the authorization or increase in the authorized amount of any additional class of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the preferred stock.

                           (4) In any case in which the holders of the preferred stock shall be entitled to vote separately as a single class pursuant to the provisions of this subdivision (c) or pursuant to law, each holder of preferred stock of any series shall be entitled to one vote for each such share held.

                  (d) Except as otherwise  provided in  subdivision  (c) of this
Article 4 and except as required by law or as determined by the Board of Directors pursuant to subdivision (b) of this Article 4, the exclusive voting power for all purposes shall be vested in the holders of common stock, each share thereof from time to time outstanding having voting power of one vote.

                  (e) No holder of stock of any class of this corporation shall have any preferential or other right to subscribe to any new, additional or increased shares of stock of this corporation of any class or to any securities or obligations convertible into shares of stock of this corporation nor any right to subscribe to any thereof, other than such, if any, as the Board of Directors in its discretion may determine; and any shares of stock of this corporation or securities or obligations convertible into shares of stock of this corporation which the Board of Directors may determine to offer for subscription to holders of stock, may, as the Board of Directors shall determine, be offered to holders of any class or classes of stock of this corporation, at the time existing, to the exclusion of holders of any or all other classes, at the time existing, at such prices as the Board of Directors in its discretion may fix subject to applicable provisions of law.

                  (f) Junior Participating Preferred Stock. Pursuant to subdivision (b) of this Article 4, there are hereby authorized and established, out of the 10,000,000 shares of preferred stock, without par value, which the corporation has authority to issue pursuant to subdivision (a) of this Article 4, a series of such preferred stock, designated "Junior Participating Preferred Stock." The rights of the holders of Junior Participating Preferred Stock (as to dividends and redemption and upon liquidation, dissolution or winding up) shall rank junior to all other series of preferred stock hereafter authorized and established unless the terms of any such other series shall provide otherwise.

                           (1) Number of Shares. The Junior Participating Preferred Stock shall consist of 800,000 shares without par value.

                           (2)  Dividends and Distributions.

                                    (A) Subject to the prior and superior rights
                  of the holders of any shares of any series of preferred stock ranking prior and superior to the shares of Junior Participating Preferred Stock with respect to dividends, the holders of shares of Junior Participating Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the 15th day of February, May, August and November in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Junior Participating Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $2.50 or (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of common stock, without par value, of the corporation (the "Common Stock") or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock, since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Junior Participating Preferred Stock. In the event the corporation shall at any time after July 26, 1989 (the "Rights Declaration Date") (i) declare any dividend on Common Stock payable in shares of Common Stock,
                  (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount to which holders of shares of Junior Participating Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                                    (B) The corporation shall declare a dividend
                  or distribution on the Junior Participating Preferred Stock as provided in paragraph (A) above immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly
                  Dividend Payment Date, a dividend of $2.50 per share on the Junior Participating Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

                                    (C)  Dividends  shall begin to accrue and be
                  cumulative on outstanding shares of Junior Participating Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Junior Participating Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Junior Participating Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Junior Participating Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Junior Participating Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 60 days prior to the date fixed for the payment thereof.

                           (3) Voting. The holders of shares of Junior Participating Preferred Stock shall not be entitled to vote except as follows: The holders of Junior Participating Preferred Stock shall have
         (i) the voting powers provided for in subdivision (c) of this Article 4, (ii) the voting powers provided for by law and (iii) the further voting powers provided for below:

                                    (A) Subject to the provision for  adjustment
                  hereinafter set forth, each share of Junior Participating Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders of the corporation. In the event the corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the number of votes per share to which holders of shares of Junior Participating Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                                    (B)   Except  as   otherwise   provided   in
                  subdivision (c) of this Article 4 or by law, the holders of shares of Junior Participating Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the corporation.

                           (4)  Dividend Arrearages.

                                    (A)  In  the  event  that  full   cumulative
                  dividends on the Junior Participating Preferred Stock have not been declared and paid or set apart for payment when due, the corporation shall not declare or pay or set apart for payment any dividends or make any other distributions on, or make any payment on account of the purchase, redemption or other retirement of any other class of stock or series thereof of the corporation ranking, as to dividends or as to distributions in the event of a liquidation, dissolution or winding-up of the corporation, junior to the Junior Participating Preferred Stock until full cumulative dividends on the Junior Participating Preferred Stock shall have been paid or declared and set apart for payment; provided, however, that the foregoing shall not apply to (i) any dividend payable solely in any shares of any stock ranking, as to dividends and as to distributions in the event of a liquidation, dissolution or winding-up of the corporation, junior to the Junior Participating Preferred Stock or (ii) the acquisition of shares of any stock ranking, as to dividends or as to distributions in the event of a liquidation, dissolution or winding-up of the corporation, junior to the Junior Participating Preferred Stock in exchange solely for shares of any other stock ranking, as to dividends and as to distributions in the event of a liquidation, dissolution or winding-up of the corporation, junior to the Junior Participating Preferred Stock.

                                    (B) The  corporation  shall not  permit  any
                  subsidiary of the corporation to purchase or otherwise acquire for consideration any shares of stock of the corporation unless the corporation could, under subparagraph (A) of this paragraph 4, purchase or otherwise acquire such shares at such time and in such manner.

                           (5)  Liquidation, Dissolution or Winding Up.

                                    (A)  Upon  any  liquidation   (voluntary  or
                  otherwise), dissolution or winding up of the corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Junior Participating Preferred Stock unless, prior thereto, the holders of shares of Junior Participating Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment (the "Junior Participating Preferred Stock Liquidation Preference"). Following the
                  payment of the full amount of the Junior Participating Preferred Stock Liquidation Preference, no additional distributions shall be made to the holders of shares of Junior Participating Preferred Stock unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the Junior Participating Preferred Stock Liquidation Preference by (ii) 100 (as appropriately adjusted as set forth in subparagraph (C) below to reflect such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock) (such number in clause (ii) immediately above being referred to as the "Adjustment Number"). Following the payment of the full amount of the Junior Participating Preferred Stock Liquidation Preference and the Common Adjustment in respect of all outstanding shares of Junior Participating Preferred Stock and Common Stock, respectively, holders of Junior Participating Preferred Stock and holders of shares of Common Stock shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to one (1) with respect to such Junior Participating Preferred Stock and Common Stock, on a per share basis, respectively.

                                    (B) In the  event,  however,  that there are
                  not sufficient assets available to permit payment in full of the Junior Participating Preferred Stock Liquidation Preference and the liquidation preferences of all other series of preferred stock, if any, which rank on a parity with the Junior Participating Preferred Stock, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences. In the event, however, that there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.

                                    (C) In the  event the  corporation  shall at
                  any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock,
                  (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                           (6) Consolidation, Merger, etc. In case the corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Junior Participating
         Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Junior Participating Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                           (7) Redemption. The outstanding shares of Junior Participating Preferred Stock may be redeemed at the option of the Board of Directors as a whole, or in part, at any time, or from time to time, at a cash price per share equal to the product of the Adjustment Number times the Average Market Value (as such term is hereinafter defined) of the Common Stock on the date of mailing of the notice of redemption, plus all dividends which on the redemption date have accrued on the shares to be redeemed and have not been paid, or declared and a sum sufficient for the payment thereof set apart, without interest. The "Average Market Value" as of a particular date is the average of the closing sale prices of the Common Stock during the 10 consecutive Trading Day period immediately preceding such date on the Composite Tape for New York Stock Exchange Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York Stock Exchange, or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934, as amended, on which such stock is listed, or, if such stock is not listed on any such exchange, the average of the closing sale prices with respect to a share of Common Stock during such 10-day period, as quoted on the National Association of Securities Dealers, Inc. Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value of the Common Stock as determined by the Board of Directors in good faith. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the Common Stock is listed or admitted to trading is open for the transaction of business or, if the Common Stock is not listed or admitted to trading on any national securities exchange, a Monday, Tuesday, Wednesday, Thursday or Friday on which banking institutions in the State of New York are not authorized or obligated by law or executive order to close.

                           (8) Amendment. The Restated Certificate of Incorporation of the corporation shall not be further amended in any manner which would materially alter or change the powers, preferences or special rights of the Junior Participating Preferred Stock so as to affect them adversely without the affirmative vote of the holders of a majority of the outstanding shares of Junior Participating Preferred Stock, voting separately as a class.

                           (9) Fractional Shares. Junior Participating Preferred Stock may he issued in fractions of a share which shall entitle the holder, in proportion to such holders fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Junior Participating Preferred Stock.

                           (10) Cancellation. Any shares of the Junior Participating Preferred Stock redeemed, exchanged, or purchased or otherwise acquired by the corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof; all such shares shall upon their cancellation become authorized but unissued shares of preferred stock.

         5. (a) Except as otherwise fixed pursuant to the provisions of Article 4 hereof relating to the rights of the holders of any class or series of stock having a preference over the common stock as to dividends or upon liquidation to elect additional directors under specified circumstances, the number of directors of this corporation shall be fixed from time to time by or pursuant to the by-laws but shall not be less than 9 nor more than 15. Directors may be removed by shareholders only for cause, as provided by law. Commencing at the 1985 annual meeting of shareholders, the directors, other than those who may be elected by the holders of any class or series of stock having a preference over the common stock as to dividends or upon liquidation, shall be classified, with respect to the time for which they severally hold office, into three classes, as nearly equal in number as possible, as shall be provided in the manner specified in the by-laws, one class to hold office initially for a term expiring at the 1986 annual meeting of shareholders, another class to hold office initially for a term expiring at the 1987 annual meeting of shareholders, and another class to hold office initially for a term expiring at the 1988 annual meeting of shareholders, with the members of each class to hold office until their successors are elected and qualified. At each annual meeting of the shareholders of this corporation, beginning with the 1986 annual meeting of shareholders, the successors to the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

                  (b) Except as otherwise  fixed  pursuant to the  provisions of
Article 4 hereof relating to the rights of the holders of any class or series of stock having a preference over the common stock as to dividends or upon liquidation to elect directors under specified circumstances, any vacancies on the Board of Directors resulting from an increase in the number of directors, death, resignation, disqualification, removal with or without cause or from any other cause shall either be (i) eliminated by resolution of the Board of Directors reducing the number of directors constituting the entire Board of Directors adopted by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum of the Board of Directors, or (ii) filled by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum of the Board of Directors. Any director elected in accordance with the preceding sentence shall hold office until the next succeeding annual meeting of shareholders and until such director's successor shall have been elected and qualified, and, upon reelection of such director or the election of such director's successor, shall become a member of the same class of directors as the director he or she is succeeding or, if elected to fill a newly-created directorship, a member of such class as a majority of the Board shall designate even if such majority does not constitute a quorum. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

                  (c) Except as otherwise required by law and subject to the rights of the holders of any class or series of stock having a preference over the common stock as to dividends or upon liquidation, (i) any action required or permitted to be taken by the shareholders of this corporation must be effected at a duly called annual or special meeting of such holders and may not be effected by any consent in writing by such holders, and (ii) special meetings of shareholders of this corporation may be called only by the Chairman of the Board, by the President or by the Board of Directors pursuant to a resolution approved by a majority of the entire Board of Directors.

                  (d) The Board of Directors shall have power to make, alter, amend and repeal the by-laws (except so far as the by-laws adopted by the shareholders shall otherwise provide). Any by-laws made by the directors under the powers conferred hereby may be altered, amended or repealed by the directors or by the shareholders. Notwithstanding the foregoing and anything contained in this restated certificate of incorporation, as amended, to the contrary, but nevertheless subject to the rights of the holders of any class or series of stock having a preference over the common stock as to dividends or upon liquidation, Section 1.02 of Article I, Sections 2.02 and 2.08 of Article II and the proviso to Section 7.04 of Article VII of the corporation's by-laws shall not be altered, amended or repealed, and no provision inconsistent therewith shall be adopted, without the affirmative vote of the holders of at least 80% of the voting power of all the shares of this corporation entitled to vote generally in the election of directors, voting together as a single class.

                  (e)  Advance  notice  of  nominations   for  the  election  of
directors, other than by the Board of Directors or a committee thereof, shall be given in the manner provided in the corporation's by-laws.

         6. Notwithstanding anything contained in this restated certificate of incorporation, as amended, to the contrary, the affirmative vote of the holders of at least 80% of the voting power of all shares of the corporation entitled to vote generally in the election of directors, voting together as a single class, shall be required to alter, amend or adopt any provision inconsistent with or repeal Article 5 or any provision thereof or this Article 6 or any provision hereof.

         7. (a) The affirmative vote of the holders of four-fifths of the outstanding shares of all classes of stock of this corporation entitled to vote, considered for the purposes of this Article 7 as one class, shall be required

                  (i) for the adoption of any plan or agreement for the merger or consolidation of this corporation or a subsidiary of this corporation with or into any other corporation, person or other entity;

                  (ii) to authorize any sale, lease, exchange or other disposition of all or any material part of the assets of this corporation or of any subsidiary of this corporation to or with any other corporation, person or other entity; or

                  (iii) to authorize any issuance or transfer of securities of this corporation upon conversion of or in exchange for the securities or assets of any other corporation, person or entity, if (as of the date of any action taken by the Board of Directors with respect to such transaction or as of any record date for the determination of shareholders entitled to notice and to vote with respect thereto or immediately prior to the consummation of such transaction) such other corporation, person or other entity referred to in clause (i), clause (ii), or clause (iii) above is the beneficial owner, directly or indirectly, of more than 10% of any class of capital stock of this corporation. For the purposes hereof any corporation, person or other entity shall be deemed to be the beneficial owner of any shares of capital stock of this corporation, (x) which it has the right to acquire pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise, or (y) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (x) above), by any other corporation, person or other entity with which it has any agreement, arrangement or understanding with respect to the acquisition, holding, voting or disposition of stock or of any material part of the assets of this corporation or of it, or which is its "affiliate" or "associate" as those terms are defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on January 1, 1970.

                  (b) Any determination made in good faith by the Board of Directors, on the basis of information at the time available to it, as to whether any corporation, person or other entity is the beneficial owner of more than 10% of any class of capital stock of this corporation, or is an "affiliate" or "associate", as above defined, shall be conclusive and binding for all purposes of this Article 7.

                  (c) The provisions of subdivision (a) of this Article 7 shall not apply to any agreement for the merger of any subsidiary of this corporation with this corporation where this corporation shall be the surviving corporation and where the provisions of this Article 7 shall not be changed or otherwise affected by or by virtue of the merger.

                  (d) The affirmative vote of the holders of at least four-fifths of the shares of all classes of stock of this corporation entitled to vote, considered for the purposes of this Article 7 as one class, shall be required for any amendment or deletion of this Article 7.

         8. Except as provided in Articles 5, 6, 7 and 10 the majority voting requirements prescribed in subsections 14A:10-3(2) and 14A:12-4(4) and in paragraphs 14A:9-2(4)(c) and 14A:10-11(1)(c) of the New Jersey Business Corporation Act shall apply to this corporation.

         9. This corporation shall indemnify to the full extent permitted by law any person made, or threatened to be made, a party to any pending, threatened or completed civil, criminal, administrative or arbitrative action, suit or proceeding and any appeal therein (and any inquiry or investigation which could lead to such action, suit or proceeding) by reason of the fact that he is or was a director, officer or employee of this corporation or serves or served any other enterprise as a director, officer or employee at the request of this corporation. Such right of indemnification shall inure to the benefit of the legal representative of any such person.

         10.      (a)  Certain Definitions:

         For purposes of this Article 10:

                  (1)      The term "Affiliated Transaction" shall mean:

                           (i)  any  mortgage,   pledge,  transfer  or  security
         arrangement, investment, loan, advance, guarantee, agreement to purchase, agreement to pay, extension of credit, joint venture participation or other arrangement (in one transaction or a series of transactions and including contemplated future events) with or for the benefit of any Interested Shareholder or any Affiliate or Associate of any Interested Shareholder involving any assets, securities or commitments of the corporation, any Subsidiary or any Interested Shareholder or any Affiliate or Associate of any Interested Shareholder which has an aggregate Fair Market Value and/or involves aggregate commitments of $10,000,000 or more or constitutes more than 1 percent of the book value of the corporation's total consolidated assets as shown on the corporation's latest audited financial statements (in the case of transactions involving assets or commitments other than capital stock), provided that any arrangement, whether as employee, consultant or otherwise, other than as a director, pursuant to which any Interested Shareholder or any Affiliate or Associate thereof shall, directly or indirectly, have any control over or responsibility for the management of any aspect of the business or affairs of the corporation, shall be deemed an "Affiliated Transaction" irrespective of the value test set forth above; or

                           (ii) the adoption of any plan or proposal for the liquidation or dissolution of the corporation or for any amendment to the corporation's by-laws; or

                           (iii) any reclassification of securities (including any reverse stock split), or recapitalization of the corporation or any other transaction (whether or not with or otherwise involving an Interested Shareholder) that has the effect, directly or indirectly, of increasing the proportionate share of any class or series of Capital Stock, or any securities convertible into Capital Stock or into equity securities of any Subsidiary, that is beneficially owned by any Interested Shareholder or any Affiliate or Associate of any Interested Shareholder; or

                           (iv) any agreement, contract or other arrangement providing for any one or more of the actions specified in the foregoing clauses (i) to (iii).

                  (2) The term "Capital Stock" shall mean all capital stock of the corporation authorized to be issued from time to time under Article 4 of this restated certificate of incorporation, and the term "Voting Stock" shall mean all Capital Stock which by its terms may be voted on all matters submitted to stockholders of the corporation generally.

                  (3) The term "Person" shall mean any individual, firm, company or other entity and shall include any group comprised of any Person and any other Person with whom such Person or any Affiliate or Associate of such Person has any agreement, arrangement or understanding, directly or indirectly, for the purpose of acquiring, holding, voting or disposing of Capital Stock.

                  (4) The term "Interested Shareholder" shall mean any person (other than the corporation or any Subsidiary and other than any profit-sharing, employee stock ownership or employee benefit plans of the corporation or any Subsidiary or any trustee of or fiduciary with respect to any such plan when acting in such capacity) who (a) is or has announced or publicly disclosed a plan or intention to become the beneficial owner of Voting Stock representing ten percent (10%) or more of the votes entitled to be cast by the holders of all then outstanding shares of Voting Stock; or (b) is an Affiliate or Associate of the corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner of Voting Stock representing more than ten percent (10%) of the votes entitled to be cast by the holders of all then outstanding shares of Voting Stock.

                  (5) A person shall be a "beneficial owner" of any Capital Stock (a) which such person or any of its Affiliates or Associates beneficially owns, directly or indirectly; (b) which such person or any of its Affiliates or Associates has, directly or indirectly, (i) the right to acquire (whether such right is exercisable immediately or subject only to the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (ii) the right to vote pursuant to any agreement, arrangement or understanding; or (c) which are beneficially owned, directly or indirectly, by any other person, other than the corporation, with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Capital Stock that has not been approved by a majority of the Continuing Directors. For the purposes of determining whether a person is an Interested Shareholder pursuant to subparagraph 4 of this paragraph (a), the number of shares of Capital Stock deemed to be outstanding shall include shares deemed beneficially owned by such person through application of this subparagraph 5 of paragraph
         (a), but shall not include any other shares of Capital Stock that may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

                  (6) The terms "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the Exchange Act Rules as in effect on the date that Article 11 is approved by the Board (the term "registrant" in said Rule 12b-2 meaning in this case the corporation).

                  (7) The term "Subsidiary" means any company of which a majority of any class of equity security is beneficially owned by the corporation; provided, however, that for the purposes of the definition of Interested Shareholder set forth in subparagraph 4 of this paragraph
         (a), the term "Subsidiary" shall mean only a company of which the corporation beneficially owns voting securities affording the corporation control (as such term is defined in Rule 12b-2 of the Exchange Act Rules), of such other company.

                  (8) The term "Continuing Director" means any member of the Board of Directors of the corporation (the "Board of Directors"), while such person is a member of the Board of Directors, who is not an Affiliate or Associate or representative of the Interested Shareholder and was a member of the Board of Directors prior to the time that the Interested Shareholder became an Interested Shareholder, and any successor of a Continuing Director while such successor is a member of the Board of Directors, who is not an Affiliate or Associate or representative of the Interested Shareholder and is recommended or elected to succeed the Continuing Director by a majority of Continuing Directors, provided that no current or future member of the Board of Directors shall be deemed an Affiliate or Associate or representative of any corporation, partnership or other entity which, on March 5, 1985, owned more than 15% of this corporation's outstanding voting securities and in which, on the same date, this corporation owned more than 40% of the outstanding voting securities, and that all members of the Board of Directors as of March 29, 1985 shall be deemed "Continuing Directors."

                  (9) The term "Fair Market Value" means (a) in the case of cash, the amount of such cash; (b) in the case of stock, the highest closing sale price during the 30-day period immediately preceding the date in question of a share of such stock on the Composite Tape for NYSE-Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the NYSE, or, if such stock is not listed on the NYSE, on the principal United States securities exchange registered under the Securities Exchange Act of 1934, as amended, on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations System or any similar system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by a majority of the Continuing Directors in good faith; and (c) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined in good faith by a majority of the Continuing Directors.

         (b)  Required Vote

         No Affiliated Transaction with, or proposed by or on behalf of, any interested Shareholder or any Affiliate or Associate of any Interested Shareholder or any person who thereafter would be an Affiliate or Associate of such Interested Shareholder may be effected unless, in addition to any affirmative vote required by law or this restated certificate of incorporation or the by-laws of the corporation, it shall have first been approved either specifically or as a transaction which is within an approved category of transactions, by a majority (whether such approval is made prior to or subsequent to the acquisition of, or announcement or public disclosure of the intention to acquire, beneficial ownership of the Voting Stock that caused the Interested Shareholder to become an Interested Shareholder) of the Continuing Directors.

         (c)  Factual Determinations

         A majority of the Continuing Directors shall have the power and duty to determine for the purposes of this Article 10, on the basis of information known to them after reasonable inquiry, all questions arising under this Article 10, including, without limitation, (a) whether a person is an Interested
Shareholder, (b) the number of shares of Capital Stock or other securities beneficially owned by any person, (c) whether a person is an Affiliate or Associate of another, (d) whether a proposed action is with, or proposed by, or on behalf of an Interested Shareholder or an Affiliate or Associate of an Interested Shareholder, or (e) whether the assets that are the subject of any Affiliated Transaction have, or the consideration to be received for the issuance or transfer of securities by any Subsidiary in any Affiliated Transaction has, an aggregate Fair Market Value of $10,000,000 or more. Any such determination made in good faith shall be binding and conclusive on all parties.

         (d)  No Derogation of Fiduciary Obligations

         Nothing contained in this Article 10 shall be construed to relieve any Interested Shareholder from any fiduciary obligation imposed by law.

         (e)  Amendment

                  Any amendment, alteration, change or repeal of this Article 10 shall, in addition to any other vote or approval required by law or by this restated certificate of incorporation, require the affirmative vote of the holders of then outstanding Voting Stock entitling the holders thereof to cast at least 80% of the votes entitled to be cast by the holders of all of the then outstanding Voting Stock (and such affirmative vote must include the affirmative vote of the holders of Voting Stock entitled to cast a majority of the votes entitled to be cast by the holders of all Voting Stock not beneficially owned by any Interested Shareholder); provided, however, that this paragraph (e) shall not apply to, and such 80% vote (and such further majority vote) shall not be required for, any amendment, alteration, change or repeal declared advisable by the Board of Directors by the affirmative vote of two-thirds of the members of the Board of Directors and submitted to the shareholders for their consideration, but only if a majority of the members of the Board of Directors acting upon such matter shall be Continuing Directors and two-thirds of such Continuing Directors shall have voted in favor of such amendment, alteration, change or repeal.

         11. To the full extent from time to time permitted by law, no director or officer of the corporation shall be personally liable to the corporation or its shareholders for damages for breach of any duty owed to the corporation or its shareholders. Neither the amendment or repeal of this Article 11, nor the adoption of any provision of this certificate of incorporation inconsistent with this Article 11, shall eliminate or reduce the protection afforded by this
Article 11 to a director or officer of the corporation in respect to any matter which occurred, or any cause of action, suit or claim which but for this Article 11 would have accrued or arisen, prior to such amendment, repeal or adoption.


         IN WITNESS WHEREOF, ASARCO Incorporated has caused this Restated Certificate of Incorporation to be duly executed this 24th day of June, 1998.


                                                     ASARCO Incorporated



                                            By:      /s/Richard de J. Osborne
                                                     Richard de J. Osborne
                                                     Chairman of the Board

                           CERTIFICATE OF ADOPTION OF
                     RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                              ASARCO INCORPORATED

      Pursuant to Section 14A:9-5(5) of the New Jersey Business Corporation Act, the undersigned hereby certifies:

           FIRST: The name of the Corporation is ASARCO Incorporated.

           SECOND:    The Restated Certificate of Incorporation attached hereto
      was duly adopted by the Board of Directors of the Corporation at its meeting held on June 24, 1998.

           THIRD: Said Restated Certificate of Incorporation restates and integrates but does not substantively amend the Corporation's Certificate of Incorporation as restated and amended prior hereto, other than (i) to eliminate, pursuant to authority of the Board of Directors under Section 14A:7-2(4) of the New Jersey Business Corporation Act, designations of series of preferred stock as to which no shares are currently outstanding, and (ii) to state in Article 2 the number, names and addresses of the directors constituting its current Board and the address of its current registered office as required by Section 14A:9-5(4)(a) of the New Jersey Business Corporation Act.


      IN WITNESS WHEREOF, ASARCO Incorporated has caused this Certificate to be duly executed this 24th day of June, 1998.


                                                        ASARCO Incorporated


                                               By:      /s/Richard de J. Osborne
                                                        Richard de J. Osborne
                                                        Chairman of the Board

Exhibit 11        Statement re Computation of Earnings per Share


This calculation is submitted in accordance with Regulation S-K item 601(b)(11).

Earnings per Common Share
(in thousands, except per share amounts)

                                                                               3 Months Ended                  6 Months Ended
                                                                                  June 30,                        June 30,
                                                                            1998             1997           1998            1997
                                                                            ----             ----           ----            ----
Net earnings (loss) applicable to common stock                              $(14,542)        $51,874       $(46,348)        $92,454


Weighted average number of common shares outstanding
                                                                              39,657          42,931         39,654          42,903
Shares issuable from assumed exercise of Stock Options
                                                                                   -             123              -             123
                                                                              -------        -------         -------        -------
Weighted average number of common shares outstanding, as adjusted
                                                                              39,657          43,054         39,654          43,026
                                                                              =======        =======         =======        =======


Diluted earnings (loss) per share:

Net earnings (loss) applicable to common stock                                $(0.37)        $  1.20         $(1.17)        $  2.15
                                                                              =======        =======         =======        =======

Basic earnings (loss) per share:

Net earnings (loss) applicable to common stock                                $(0.37)        $  1.21        $ (1.17)        $  2.15
                                                                              =======        =======        ========        =======



Exhibit 12 Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements

                                               Six months
                                                 Ended
                                                June 30,
                                                  1998           1997           1996          1995          1994           1993
                                                  ----           ----           ----          ----          ----           ----

NET EARNINGS (LOSS)                              $(46,348)      $143,392       $138,336     $169,153       $ 64,034       $ 15,619
  Adjustments
     Taxes (benefit) on Income                    (16,152)        72,356         99,924      122,465          9,375        (36,503)
     Equity Earnings, Net of Taxes                 (1,728)        (7,706)        (3,837)      (1,837)       (47,653)       (27,384)
     Cumulative Effect of Change in
       Accounting Principle                             -              -              -            -              -        (86,295)
     Dividends received from non-
       Consolidated associated
       Companies                                    2,096          5,209          4,047        1,828         14,301          1,676
     Total Fixed Charges                           41,888         84,972         83,553       99,516         66,377         64,359
     Interest Capitalized                          (5,276)        (5,515)        (2,839)      (3,256)          (869)        (4,010)
     Capitalized Interest Amortized                 1,714          2,113          2,274        2,949          1,727          1,629
     Minority interest                             15,236         90,605         88,331      129,543            809            693
                                                 --------       --------       --------     --------       --------       --------
EARNINGS (LOSS)                                  $ (8,570)      $385,426       $409,789     $520,361       $108,101       $(70,216)
                                                 =========      ========       ========     ========       ========       ========
FIXED CHARGES
     Interest Expense                            $ 33,858       $ 74,247       $ 76,442     $ 91,954       $ 62,529       $ 57,321
     Interest Capitalized                           5,276          5,515          2,839        3,256            869          4,010
     Imputed Interest Expense                       2,754          5,210          4,272        4,306          2,979          3,028
                                                  -------       --------       --------     --------       --------       --------
TOTAL FIXED CHARGES                              $ 41,888       $ 84,972       $ 83,553     $ 99,516       $ 66,377       $ 64,359
                                                 ========       ========       ========     ========       ========       ========
Ratio of Earnings to Fixed Charges                    (a)            4.5            4.9          5.2            1.6            (b)
                                                 ========       ========       ========     ========       ========       ========

(a) For the six months ended June 30, 1998 earnings were insufficient to cover fixed charges by $50,458.

(b) For the year ended December 31, 1993 earnings were insufficient to cover fixed charges by $134,575

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ASARCO Incorporated
                                  (Registrant)




Date:  August 14, 1998                              /s/ Kevin R. Morano
                                                    -------------------
                                                    Kevin R. Morano
                                                    Executive Vice President and
                                                    Chief Financial Officer



Date:  August 14, 1998                              /s/ William Dowd
                                                    ----------------
                                                    William Dowd
                                                    Controller

                                                                    Exhibit I

PricewaterhouseCoopers LLP





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated July 20, 1998 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of June 30, 1998 and for the three month and six month periods ended June 30, 1998 and 1997 and included in this Form 10-Q for the quarter ended June 30, 1998 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, 33-34606, 333-16875, 333-18083 and 333-46181) and
Form S-3 (File Nos. 33-45631,  33-55993 and 333-02359).  Pursuant to Rule 436(c)
under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                      PricewaterhouseCoopers LLP




New York, New York
August 11, 1998