Form 10-Q
period 1998-09-30
ASARCO INC
filed 1998-11-13
CIK 7649

1998
                                  Third Quarter
                                    Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998               Commission file number 1-164
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


                                                         Yes   X     No ____



As of October 31, 1998 there were outstanding 39,651,106 shares of Asarco Common Stock, without par value.

                               ASARCO Incorporated
                                and Subsidiaries


                               INDEX TO FORM 10-Q

                                                                                                           Page No.
Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statement of Earnings
  Three Months and Nine Months Ended
  September 30, 1998 and 1997                                                                                     2

Condensed Consolidated Balance Sheet
  September 30, 1998 and December 31, 1997                                                                        3

Condensed Consolidated Statement of Cash Flows
  Three Months and Nine Months Ended
  September 30, 1998 and 1997                                                                                     4

Notes to Condensed Consolidated Financial Statements                                                           5-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                                           12-19

Report of Independent Accountants                                                                                20


Part II.  Other Information:

Item 1.  Legal Proceedings                                                                                       21

Item 6(a)  Exhibits on Form 10Q                                                                                  22


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

Exhibit I - Independent Accountants' Awareness Letter

                                       -1-

                               ASARCO Incorporated
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)

                                                                         3 Months Ended                       9 Months Ended
                                                                         September 30,                         September 30,
                                                                           1998              1997              1998            1997
                                                                                 (in thousands, except per share data)
Sales of products and services                                           $545,600         $661,294        $1,781,333     $2,117,861

Operating costs and expenses:
  Cost of products and services                                           460,904          525,418         1,545,496      1,615,382
  Selling, administrative and other                                        34,530           32,670           105,814        102,366
  Depreciation and depletion                                               36,107           34,804           108,065         96,962
  Research and exploration                                                  6,669           11,090            21,710         30,910
  Environmental and other closed plant
    Charges, net of recoveries                                              1,027            3,724             6,462         16,126
  Provision for asset impairment                                                -                -            20,000              -
                                                                         --------          --------        ---------      ---------
  Total operating costs and expenses                                      539,237          607,706         1,807,547      1,861,746
                                                                        ---------         ---------        ----------      ---------


Operating income (loss)                                                     6,363           53,588           (26,214)       256,115
Interest expense                                                          (17,665)         (20,482)          (51,523)       (56,414)
Other income                                                                4,683            5,933            24,030         23,824
Gain on sale of Grupo Mexico S.A. de C.V.                                       -           52,616                 -         73,281
                                                                       ----------         ---------         --------         ------


Earnings (loss) before taxes on income and
    minority interests                                                      (6,619)           91,655          (53,707)      296,806
Taxes on income (benefit)                                                     (943)           26,582          (16,918)       82,806
                                                                             ------         --------         --------        ------

Earnings (loss) before minority interests                                   (5,676)           65,073          (36,789)      214,000
Minority interests in net earnings of
    consolidated subsidiaries                                               (9,921)          (19,270)         (25,157)      (75,743)
                                                                          --------           --------         --------      -------

Net earnings (loss)                                                      $ (15,597)         $ 45,803        $ (61,946)    $ 138,257
                                                                          =========          ========         ========      ========

Per share amounts:

  Net earnings (loss)
  Basic                                                                  $   (0.39)     $   1.10            $   (1.56)   $    3.26
                                                                          =========      ==========          =========     =========
  Diluted                                                                $   (0.39)     $    1.09            $  (1.56)   $    3.24
                                                                          =========      ==========          =========     =========

  Cash dividends                                                          $   0.20       $   0.20         $      0.60   $     0.60
                                                                          =========       ========           =========     =========

Weighted average number of shares outstanding:
  Basic                                                                      39,661           41,804            39,656       42,464
  Diluted                                                                    39,661           41,970            39,656       42,630


The accompanying notes are an integral part of these financial statements.
                                       -2-

                               ASARCO Incorporated
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                        September 30,         December 31,
                                                                                             1998                 1997
                                                                                                  (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $  191,430           $  210,559
  Marketable securities                                                                            64,949              205,317
  Accounts and notes receivable, net                                                              428,675              446,966
  Inventories                                                                                     350,714              362,119
  Other assets                                                                                     83,510               74,967
                                                                                               ----------           ----------
     Total current assets                                                                       1,119,278            1,299,928

Investments:
  Available-for-sale and other at cost                                                            119,120              126,843
  Equity method                                                                                    56,867               61,337
Net property                                                                                    2,469,992            2,418,810
Other assets including intangibles, net                                                           221,762              203,484
                                                                                               ----------           ----------
  Total Assets                                                                                 $3,987,019           $4,110,402
                                                                                               ==========           ==========

LIABILITIES
Current liabilities:
  Bank loans                                                                                   $   43,937           $      204
  Current portion of long-term debt                                                                36,083               28,712
  Accounts payable                                                                                353,473              352,839
  Salaries and wages                                                                               30,716               35,788
  Taxes on income                                                                                  89,433               62,565
  Reserve for closed plant and environmental matters                                               47,601               43,238
  Other current liabilities                                                                        45,719               50,131
                                                                                               ----------           ----------
     Total current liabilities                                                                    646,962              573,477
                                                                                               ----------           ----------

Long-term debt                                                                                    873,507              849,991
Deferred income taxes                                                                              79,748              118,289
Reserve for closed plant and environmental matters                                                 27,219               78,827
Postretirement benefit obligations                                                                108,160              104,491
Other liabilities and reserves                                                                    127,225              157,543
                                                                                                ---------            ---------
     Total non-current liabilities                                                              1,215,859            1,309,141
                                                                                                ---------            ---------

MINORITY INTERESTS                                                                                537,466              533,911
                                                                                                ---------            ---------

COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                                                  522,379              522,420
Accumulated other comprehensive income, net of tax                                               (15,962)                3,389
Retained earnings                                                                               1,080,315            1,168,064
                                                                                                ---------            ---------
  Total Common Stockholders' Equity                                                             1,586,732            1,693,873
                                                                                                ---------            ---------

  Total Liabilities, Minority Interests and Common
    Stockholders' Equity                                                                       $3,987,019           $4,110,402
                                                                                               ==========           ==========

(a)  Common shares: authorized 80,000; outstanding:                                                39,661               39,663

The accompanying notes are an integral part of these financial statements.
                                       -3-

                               ASARCO Incorporated
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                  3 Months Ended                 9 Months Ended
                                                                                  September 30,                   September 30,
                                                                               1998          1997              1998            1997
                                                                               ----            ----            ----            ----
                                                                                                 (in thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                                           $(15,597)      $45,803        $(61,946)      $138,257
Adjustments to reconcile  net earnings (loss)
to net cash  provided  from (used for) operating
activities:

   Depreciation and depletion                                                   36,107        34,804         108,065         96,962
   Provision for (benefit from) deferred income taxes

                                                                               (11,721)      (28,916)        (36,686)       (24,558)
   Treasury stock used for employee benefits                                         9           294           1,109          3,261
   Undistributed equity (earnings) losses                                          995           107           1,187         (2,941)
   Net (gain) loss on sale of investments and property
                                                                                 1,564       (52,616)          1,839        (73,335)
   Provision for asset impairment                                                    -             -          20,000              -
   Increase (decrease) in reserves for closed
     plant and environmental matters                                           (13,274)       19,519         (47,245)         4,925
   Minority interests                                                            9,921        19,270          25,157         75,743
   Cashprovided  from  (used  for)  operating  assets  and  liabilities,  net of acquisitions:
          Accounts receivable                                                   25,129        59,242          18,775         26,315
          Inventories                                                          (35,109)        7,944          11,993         32,258
          Accounts payable and accrued liabilities                               1,181        42,936          26,854        (14,514)
          Other operating assets and liabilities                                15,784       (12,654)         10,175           (197)
          Foreign currency transaction (gains) losses
                                                                                 1,153          (723)           1,910        (1,798)
                                                                               -------       --------        --------        -------

Net cash provided from (used for) operating activities
                                                                                16,142       135,010           81,187       260,378
                                                                               --------      --------         -------       --------

INVESTING ACTIVITIES
Capital expenditures                                                           (84,834)      (74,736)       (255,961)      (198,485)
Sale of property                                                                47,079         3,155          49,447         43,871
Purchase of investments and business                                            (1,663)       (9,726)        (39,607)       (11,834)
Sale of available-for-sale securities                                            6,595       216,363          58,632        389,123
Purchase of available-for-sale securities                                       (8,455)      (17,588)        (70,306)       (67,706)
Purchase of held-to-maturity investments                                       (13,294)     (102,758)        (40,486)      (311,585)
Proceeds from held-to-maturity investments                                         862            15         180,854          1,033
                                                                               --------      ---------      ---------      ---------
Net cash provided from (used for) investing
   activities                                                                  (53,710)       14,725        (117,427)      (155,583)
                                                                               --------      ---------      ---------      --------

FINANCING ACTIVITIES
Debt incurred                                                                   69,148            50         360,056        282,854
Debt repaid                                                                    (50,361)     (107,136)       (294,203)      (208,016)
Escrow deposits (withdrawals) on long-term loans                                (5,016)       (2,963)          1,984        (14,841)
Treasury stock used for corporate purposes                                           -           500             414          1,787
Treasury stock purchased                                                            (4)      (67,358)         (2,046)       (70,568)
Purchase of minority interests                                                    (340)       (1,965)         (5,423)        (4,646)
Distributions to minority interests                                             (5,192)      (14,376)        (16,201)       (40,091)
Contributions from minority interests                                                -           812               -          2,363
Dividends paid to common stockholders                                           (7,932)       (8,377)        (23,793)       (25,547)
                                                                               --------      --------        --------       -------
Net cash provided from (used for) financing
   activities                                                                      303       (200,813)        20,788        (76,705)
Effect of exchange rate changes on cash                                         (3,628)         2,502         (3,677)         3,042
                                                                               --------       --------       --------        -------

Increase (decrease) in cash and cash equivalents                               (40,893)       (48,576)       (19,129)        31,132
Cash and cash equivalents at beginning of period                               232,323        272,116        210,559        192,408
                                                                               --------      --------        -------        -------
Cash and cash equivalents at end of period                                    $191,430       $223,540        $191,430      $223,540
                                                                               ========      ========        ========      ========

The accompanying notes are an integral part of these financial statements.
                                       -4-

                               ASARCO Incorporated
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1998 and the results of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a review by PricewaterhouseCoopers LLP, the Company's independent accountants. The results of operations for the three month and nine month periods are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K.


B. On September 1, 1998 the Company completed the sale of its Missouri Lead business, which had been announced on April 22, 1998, to The Doe Run Company, a subsidiary of The Renco Group Inc. The Company realized approximately $55.0 million in cash as a result of the sale, and retains a royalty interest in the property. In the first quarter the Company recorded an after-tax charge of $13.0 million ($20.0 million pre-tax) to write down the book value of the assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No.

      121.

      In addition, during the first quarter of 1998, the Company recorded after-tax charges of $3.0 million ($9.1 million pre-tax and pre-minority interest) for severance costs associated with the Southern Peru Copper Corporation (SPCC) cost reduction program.

C. Inventories were as follows:
         (in millions)

                                                                                           September 30,        December 31,
                                                                                                 1998                 1997
                                                                                                 ----                 ----
       Inventories of smelters and refineries at lower of
           LIFO cost or market                                                                $   6.2              $   2.2
       Provisional cost of metals received from suppliers
           for which prices have not yet been fixed                                              50.7                 56.7
       Mine inventories at lower of FIFO cost or market                                          84.2                 88.9
       Metal inventory at lower of average cost or market                                        47.0                 45.6
       Materials and supplies at lower of average cost or
          market                                                                                129.6                138.2
       Other                                                                                     33.0                 30.5
                                                                                               ------                 ----
            Total                                                                             $ 350.7              $ 362.1
                                                                                              =======              =======

      At September 30, 1998, replacement cost exceeded inventories carried at LIFO cost by approximately $78.2 million (December 31, 1997 - $86.4 million).

      Liquidation of LIFO inventories resulted in pre-tax earnings of $1.5 million in the three and nine month periods ended September 30, 1998.
                                       -5-

D. For purposes of computing earnings per share, basic and diluted, the dilutive effect of stock options on common shares outstanding was as follows:

                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                      September 30,
       (in millions)                                               1998             1997                1998               1997
                                                                   ----             ----                ----               ----
       Weighted average number of common shares outstanding:
            Basic                                                       39.7             41.8                39.7              42.5
            Dilutive effect of stock options                               -               .2                   -                .1
                                                                        ----             ----                ----              ----
            Diluted                                                     39.7             42.0                39.7              42.6
                                                                        ====             ====                ====              ====

E.    The decrease in the consolidated effective tax rate in the third quarter

      1998 as compared to the third quarter of 1997 is attributable to domestic operating losses primarily as a result of low copper prices. The consolidated effective tax rate increased in the nine month period ended September 30, 1998 as compared to the corresponding period of 1997 primarily because in 1997 SPCC realized a reduction in its effective tax rate as a result of a reinvestment incentive approved by the Government of Peru in connection with the expansion of the Cuajone mine.


F.   Financial Instruments:

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

     Trading: As part of its price protection program, the Company may use synthetic put options which consist of a call option and a forward sale on the same quantity of metal. Price protection programs utilizing synthetic puts may be implemented in steps. In cases where the step approach is used, the Company's objective is to take advantage of current market conditions to minimize its cost while at the same time limiting the Company's exposure should market conditions change before the synthetic put is completed. Until a synthetic put is completed, any calls not matched with a forward sale are marked to market with the gain or loss, if any, recorded in earnings.
                                       -6-

     The recognized pre-tax gains (losses) of the Company's metal hedging and trading activities, were as follows:

       (in millions)                                                        Three Months Ended              Nine Months Ended
                                                                               September 30,                  September 30,

       Hedging:                                                              1998           1997          1998           1997
       -------                                                               ----           ----          ----           ----
       Copper (1)                                                          $   -                $1.3         $11.0            $14.0
       Zinc                                                                    -                 0.5             -              1.2
                                                                            ----                ----         -----            -----
       Total gains (losses)                                                $   -                $1.8         $11.0            $15.2
                                                                            ----                ----         -----            -----

       Trading:

       Realized gains (losses)                                             $   -            $  -            $(0.2)            $ 0.5
       Unrealized mark to market gains (losses)                             (0.2)              -             (1.9)              5.5
                                                                            -----            ----           ------            -----
       Total gains (losses)                                                $(0.2)           $  -            $(2.1)            $ 6.0
                                                                           ------            ----            -----            -----

        Total hedging and trading gains (losses)                           $(0.2)            $1.8            $ 8.9            $21.2
                                                                           ======            ====             =====            =====


(1) Includes the Company's beneficial interest in SPCC'S price protection program.



G.   Business Segments:
         (in millions)

         Segment Sales:

                                                                   Three Months Ended                   Nine Months Ended
                                                                     September 30,                        September 30,
                                                                     1998              1997                1998                1997
                                                                     ----              ----                ----                ----
       Copper                                                      $ 395.7           $ 494.9            $1,220.4           $1,585.1
       Lead, Zinc & Precious Metals                                   43.2              67.2               250.4              235.7
       Specialty Chemicals                                            86.6              77.5               259.6              241.0
       Aggregates                                                     16.8              16.3                41.4               40.5
       Exploration                                                       -                 -                   -                  -
       All other                                                       3.3               5.4                 9.5               15.6
                                                                      -------           ------              -----          --------

         Total Segment Sales                                        $ 545.6            $ 661.3            $1,781.3         $2,117.9
                                                                     ========           =======            ========         ========


       Segment Operating Earnings
       (including equity earnings)


       Copper                                                       $ 10.9            $ 59.4              $ 11.1             $287.2
       Lead, Zinc & Precious Metals                                  (9.2)             (1.0)              (43.1)             (12.0)
       Specialty Chemicals                                             6.9               7.4                22.8               21.7
       Aggregates                                                      4.9               4.7                10.5               10.2
       Exploration                                                   (3.9)             (8.1)              (14.1)             (22.1)
       All other                                                     (2.4)             (6.6)              (10.6)             (21.9)
                                                                     -----             -----              ------            ------
         Total Segment Operating Earnings                            $ 7.2            $ 55.8            $ (23.4)             $263.1
       Interest and other                                           (13.0)              38.1              (27.5)               40.7
       Less: Equity earnings                                           0.8               2.2                 2.8                7.0
                                                                     -----             -----              ------            -------


         Earnings before taxes on income and minority
           interests                                               $ (6.6)            $ 91.7           $  (53.7)             $296.8
                                                                    =======            ======           =========             ======

                                       -7-

H.   Contingencies and Litigation:


     The Company is a defendant in lawsuits in Arizona, the earliest of which commenced in 1975, involving the United States, Native Americans, and other Arizona water users contesting the right of the Company and numerous other individuals and entities to use water and, in some cases, seeking damages for water usage and alleged contamination of ground water. The lawsuits could affect the Company's use of water at its Ray Complex, Mission Complex, and other Arizona operations.

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

     The Company and two subsidiaries, as of September 30, 1998, are defendants in 943 lawsuits brought by 7,089 primary and 4,196 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos. Three of these lawsuits are purported class actions, two of which are allegedly brought on behalf of persons who are not known to have asbestos-related injury. The third is purportedly brought on behalf of persons suing both tobacco-related and asbestos-related entities claiming damages for personal injury or death arising from exposure to asbestos and cigarette smoke. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

     In 1997, separate purported class actions were commenced against the Company in Omaha, Nebraska and in Denver, Colorado, seeking compensatory and punitive damages for alleged contamination of properties by emissions from the Company's former Omaha plant and the Globe plant in Denver.

     In March 1996, the United States government filed an action in United States District Court in Boise, Idaho, against the Company and three other mining companies under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund) and the federal Clean Water Act for alleged natural resource damage to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for restoration of the area. The Company believes, and has been advised by outside legal counsel, that it has strong legal defenses to the lawsuit. In 1996, the court granted a motion to consolidate this case with a prior, similar lawsuit filed by the Coeur d'Alene Tribe. In the first quarter 1998, the United States Environmental Protection Agency (EPA) announced that it would conduct a remedial investigation and feasibility study of the Coeur d'Alene River Basin. In the second quarter 1998, the court rejected the government's position that its evaluation of injury and restoration plan for the Coeur d'Alene Basin must be upheld unless the administrative record shows it to be arbitrary and capricious or otherwise not in accordance with law.

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

     Reserves for closed plants and environmental matters totaled $74.8 million at September 30, 1998. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures against these reserves for the three months ended September 30, 1998 and 1997 were $15.4 million and $14.2 million, respectively, and for the nine months ended September 30, 1998 and 1997 were $55.4 million and $41.2 million, respectively.

     The effect on pre-tax earnings of environmental and other closed plant charges was $6.5 million for the nine month period ended September 30, 1998 compared with $16.1 million for the nine month period ended September 30, 1997.

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



I.   Impact of new Accounting Standard:

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presentation of comprehensive income and its components. For the three and nine month periods ended September 30, 1998 and 1997 comprehensive income consisted of net income, changes in unrealized gains or losses on securities reported at fair value and foreign currency translation adjustments.
                                       -9-

     Comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 was as follows:

                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                September 30,
     (in thousands)                                                    1998           1997          1998           1997
                                                                       ----           ----          ----           ----
     Net income (loss)                                              $(15,597)       $45,803       $(61,946)      $138,257

     Other comprehensive income:

      Foreign currency translation adjustments                        (4,800)        (2,543)        (8,022)        (7,341)


      Unrealized gains (losses) on securities:
        Unrealized gains (losses) during the period, net of tax
            (a)                                                        (3,149)        4,736         (4,682)          2,229
         Less: Reclassifications of gains included in income, net

            of tax (b)                                                  2,991        34,604          6,647          48,373
                                                                      --------      --------         ------         ------
     Comprehensive income (loss)                                     $(26,537)      $13,392       $(81,297)        $84,772
                                                                     =========       =======       =========       =======


     (a) Includes income tax expense (benefit) of $(1,695) and $2,551 for the three month period ended September 30, 1998 and 1997, respectively, and $(2,521) and $1,199 for the nine month period ended September 30, 1998 and 1997, respectively.

     (b) Includes income taxes of $1,611 and $18,633 for the three month period ended September 30, 1998 and 1997, respectively, and $3,579 and $26,047 for the nine month period ended September 30, 1998 and 1997, respectively.


     Accumulated other comprehensive income balances as of September 30, 1998 and December 31, 1997 were as follows:

                                                                           Foreign currency           Accumulated other
                                                 Unrealized gain on      translation adjustments   comprehensive income (loss)
                                                   securities
       (in thousands)
       September 30, 1998

        Beginning balance                                  $11,654                  $ (8,265)               $3,389

        Current period change                              (11,329)                   (8,022)              (19,351)
                                                           -------                   --------               -------
        Ending balance                                     $   325                  $(16,287)             $(15,962)
                                                           =======                   ========              ========


       December 31, 1997

        Beginning balance                                  $ 56,311                  $  3,649             $ 59,960

        Current period change                               (44,657)                 (11,914)              (56,571)
                                                            -------                  -------              -------


        Ending balance                                     $ 11,654                 $ (8,265)             $  3,389
                                                             =======                 =========             ========


     In March 1998, the Financial Accounting Standards Board issued SFAS
     No. 132 "Employers Disclosure about Pensions and other Postretirement
      Benefits".  This
                                      -10-
     statement which is effective for fiscal years beginning after December 15, 1997, will have no effect on the Company's financial statements but will modify the disclosures about pensions and other postretirement benefit plans.

     In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position No. 98-1 "Accounting for the Costs for Computer Software Developed or Obtained for Internal Use." This statement which is effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. This statement will not have a material impact on the Company's financial statements.

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

                                  Part I Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company reported a net loss of $15.6 million, or $0.39 per share, for the third quarter ended September 30, 1998, compared with net earnings of $45.8 million, or $1.09 per common share on a diluted basis, for the third quarter ended September 30, 1997. The loss for the third quarter of 1998 was principally the result of lower copper prices. Results for the third quarter ended September 30, 1997 include an after-tax gain of $31.7 million, or $0.76 per share, from the sale of a portion of the Company's interest in Grupo Mexico, S.A. de C.V. (Grupo Mexico), Mexico's largest mining company.

For the nine month period ended September 30, 1998, the Company reported a net loss of $61.9 million, or $1.56 per share, compared with net earnings of $138.3 million, or $3.24 per diluted share, for the comparable 1997 period. Results for the nine month period ended September 30, 1998, include non-recurring after-tax charges of $16.0 million , or $0.40 per share related to the sale of the Company's Missouri lead business and for severance costs associated with a cost reduction program. Results for the nine month period ended September 30, 1997 include pre-tax gains of $73.3 million ($47.6 million after-tax) from the sale of shares of Grupo Mexico.


The Company's third quarter 1998 results reflect the sharp decline in metal prices in 1998 compared with the previous year. The average price of copper declined 27 cents per pound on the New York Commodity Exchange and 29 cents per pound on the London Metal Exchange. Much of the impact of the price declines was offset by higher production and lower costs from the Company's North American copper operations as a result of operating efficiencies and the effect of a cost reduction program instituted earlier this year.


Results for the nine month period ended September 30, 1998 also reflect low copper prices, down 30% from a year ago, the write down of assets associated with the sale of the Missouri Lead business and charges for severance costs associated with a cost reduction program.

A $50.0 million cost reduction program was initiated by the Company early this year in response to the decline in the copper price. The program is estimated to have produced a pre-tax improvement of $16.0 million ($10.4 million after-tax) in the third quarter of 1998, and $42.0 million ($27.3 million after-tax) for the nine months ended September 30, 1998. A similar program was initiated early in the second quarter by Southern Peru Copper Corporation (SPCC), a 54.3% owned subsidiary of the Company. SPCC's cost reduction program is designed to improve its pre-tax earnings by $30.0 million annually. The Company's beneficial interest in SPCC's pre-tax cost savings during the third quarter of 1998 was an additional $6.0 million ($3.7 million after-tax), making the total impact of the cost reduction programs in the third quarter of 1998 approximately $22.0 million ($14.1 million after-tax). For the nine month period ended September 30, 1998 the total impact of the cost reduction programs was approximately $52.0 million pre-tax ($34.1 million after-tax), including the Company's beneficial interest in SPCC's cost savings.


In the first quarter 1998 the Company recorded after-tax charges of $3.0 million ($9.1 million pre-tax and pre-minority interest) for severance costs associated with SPCC's cost reduction program. In the case of both cost reduction programs, improvements have come from reductions in operating expenses, purchased services, exploration and general and administrative expenses.

In the third quarter of 1998 the Company recognized pre-tax losses of $0.2 million as a result of its price protection program, compared with pre-tax gains of $1.8 million ($1.2 million after-tax) in the third quarter of 1997. There were no pre-tax gains or losses from SPCC price protection in the third quarter of 1998 and 1997. For the nine month period ended September 30, 1998 the Company recognized pre-tax gains of $8.9 million ($5.8 million after-tax) compared with pre-tax gains of $21.2 million ($13.8 million after-tax) in the nine month period ended September 30, 1997.


The Company's beneficial interest in mined copper production in the third quarter of 1998 increased to 264.5 million pounds, a 4.5% increase from the same period in 1997. For the first nine months of 1998, the Company's beneficial mined copper production was 754.6 million pounds compared with 716.4 million pounds in the first nine months of 1997. The increases in the third quarter and in the first nine months of 1998 were attributable to increased production at the Company's North American copper operations, largely due to increased production of copper produced from the low cost solvent extraction/electrowining (SX/EW) process at the Company's Ray mine and the Company's 75% owned Silver Bell mine which started up in July of 1997. The gains in North American copper production were partially offset by a decrease in mined production at SPCC.


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

Profits from the Company's specialty chemicals business were $6.9 million in the third quarter of 1998 compared with $7.4 million in the year earlier period. Weakness in the Asian economies resulted in lower demand in that sector and North America for some of its products. In April the Company completed the acquisition of Deutsche Oberflachtechnik GmbH (DOT), a German specialty chemicals company which is expected to contribute to the growth of the Company's Specialty Chemicals business in Europe.

Third quarter results from the Company's aggregates business were $4.9 million, compared with $4.7 million in the third quarter of 1997. The increase reflects good demand in the Southeast.


On September 1, 1998 the Company completed the sale of its Missouri Lead business, announced on April 22, 1998, to The Doe Run Company, a subsidiary of The Renco Group Inc. The Company realized approximately $55.0 million in cash as a result of the sale, and retains a royalty interest in the property. In the first quarter the Company recorded an after-tax charge of $13.0 million ($20.0 million pre-tax) to write down the book value of the assets.


Sales: Sales in the third quarter of 1998 were $545.6 million, compared with $661.3 million in the third quarter of 1997. The decrease is due to lower copper prices as compared to the year ago quarter and lower lead sales volume due to the sale of the Missouri Lead business. Sales for the nine month period ended September 30, 1998, were $1,781.3 million compared to $2,117.9 million for the comparable 1997 period. The decrease in sales in the nine month period of 1998 compared with the same period of 1997 is a result of lower copper prices, partially offset by higher copper sales volume primarily from the SX/EW operations and higher silver sales volume.

Metal sales volumes and prices for the three and nine month periods ended September 30, 1998 and 1997 were as follows:


Metal Sales Volume:

                                                              Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                                   1998           1997                 1998             1997
     Copper     (000s pounds)
       Asarco                                                   281,500        274,300              906,400           823,500
       SPCC                                                     215,900        199,600              553,100           555,600
                                                                -------        -------              -------           -------
       Consolidated                                             497,400        473,900            1,459,500         1,379,100

       Asarco Beneficial Interest (1)                           393,600        378,800            1,192,700         1,115,600


     Lead       (000s pounds)
       Asarco                                                    35,600         70,900              159,400           197,500


     Silver     (000s ounces)
       Asarco                                                     1,943          3,340               20,614            15,258
       SPCC                                                         910            818                2,428             2,313
                                                                 ------         ------               ------           -------
       Consolidated                                               2,853          4,158               23,042            17,571

       Asarco Beneficial Interest (1)                             2,427          3,771               21,906           16,477


     Zinc       (000s pounds) (2)
       Asarco                                                    46,000         36,600              121,000          109,000


     Molybdenum (000s pounds) (2)
       Asarco                                                     1,309          1,234                4,028            4,047
       SPCC                                                       2,449          1,924                8,030            6,412
                                                                  -----         -------             -------           ------
       Consolidated                                               3,758          3,158               12,058           10,459

       Asarco Beneficial Interest (1)                             2,612          2,249                8,299            7,426

   (1) At September 30, 1998, Asarco's equity ownership was 54.3% and its beneficial interest in SPCC was 53.2%. At September 30, 1997, Asarco's equity ownership was 54.1% and its beneficial interest in SPCC was 52.7%.

   (2) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents pounds of zinc and molybdenum metal contained in concentrate.

Average Metal Prices:

Prices for the Company's metals are established principally on the New York Commodity Exchange (COMEX) or the London Metal Exchange (LME).

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                        1998       1997            1998           1997
                                                                        ----       ----            ----           ----
Copper     (per pound - COMEX)                                     $0.75           $1.02          $0.77          $1.09
Copper     (per pound - LME)                                        0.74            1.03           0.77           1.09
Lead       (per pound - LME)                                        0.24             .28           0.24            .29
Silver     (per ounce - Handy & Harman)                             5.22            4.53           5.73           4.77
Zinc       (per pound - LME)                                        0.46             .73           0.48            .62
Molybdenum (per pound - Metals Week
                  Dealer Oxide)                                     3.20            4.27           3.65           4.35

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

The recognized pre-tax gains (losses) of the Company's metal hedging and trading activities, were as follows:

       (in millions)                                                            Three Months Ended           Nine Months Ended
                                                                                  September 30,                September 30,

       Hedging:                                                                  1998          1997         1998         1997
       -------                                                                   ----          ----         ----         ----
       Copper (1)                                                              $   -               $1.3        $11.0          $14.0
       Zinc                                                                        -                0.5           -             1.2
                                                                                -----              ----        -----          -----
       Total gains (losses)                                                    $   -               $1.8        $11.0          $15.2
                                                                                -----              ----        -----          -----

       Trading:

       Realized gains (losses)                                                 $   -           $  -           $(0.2)          $ 0.5
       Unrealized mark to market gains (losses)                                 (0.2)             -            (1.9)            5.5
                                                                                -----          ----            -----          -----
       Total gains (losses)                                                    $(0.2)          $  -           $(2.1)          $ 6.0
                                                                               ------          ----           ------          -----

        Total hedging and trading gains (losses)                               $(0.2)          $1.8           $ 8.9           $21.2
                                                                               ======          ====            =====          =====


(1) Includes the Company's beneficial interest in SPCC'S price protection program.


Cost of Products & Services: Cost of products and services were $460.9 million in the third quarter of 1998 and $1,545.5 million for the nine month period ended September 30, 1998 compared with $525.4 million and $1,615.4 million for the respective periods in 1997. The decrease in costs for the three month period reflects lower lead sales volume due to the sale of the Missouri Lead business, and lower costs at Asarco and SPCC attributable to the effect of the cost reduction programs. For the nine month period, lower costs were offset by higher copper and silver sales volume and an accrual of severance costs associated with SPCC's cost reduction program.


Environmental and Other Closed Plant Charges: Environmental and other closed plant charges were $1.0 million in the third quarter of 1998 and $6.5 million for the nine month period ended September 30, 1998, compared with $3.7 million and $16.1 million for the respective periods in 1997. The decrease in expenses in the third quarter and first nine months of 1998 compared with the prior year periods is the result of lower spending in the 1998 periods, reflecting the effect of the Company's cost reduction program on outside legal expenses, and higher expenses incurred in 1997 in connection with a voluntary compliance initiative with the EPA and a plant closure.

Nonoperating Items: Interest expense was $17.7 million in the third quarter of 1998 and $51.5 million for the nine month period ended September 30, 1998, compared with $20.5 million and $56.4 million for the respective periods in 1997. The decreases are due to lower average interest rates for the three and nine month periods ended September 30, 1998 over the comparable three and nine month periods in 1997.


Taxes on Income: The decrease in the consolidated effective tax rate in the third quarter of 1998 as compared to the third quarter of 1997 is attributable to domestic operating losses as a result of low copper prices. The consolidated effective tax rate increased in the nine month period ended September 30, 1998 as compared to the corresponding period of 1997 primarily because in 1997 SPCC realized a reduction in its effective tax rate as a result of a reinvestment incentive approved by the Government of Peru in connection with the expansion of the Cuajone mine.

Cash Flows:

Third quarter - Net cash provided from operating activities was $16.1 million in the third quarter of 1998, compared with $135.0 million in the third quarter of 1997. The decrease is primarily the result of lower earnings resulting from lower copper prices and an increase in inventory compared with the second quarter of 1998.


Net cash used for investing activities was $53.7 million in the third quarter of 1998, compared with net cash provided of $14.7 million in the third quarter of 1997. Investing activities for the three month period ended September 30, 1998 include proceeds from the sale of the Company's Missouri Lead business offset by purchases of held-to-maturity investments by SPCC and capital expenditures. The increase in capital expenditures from the prior year reflects the expansion project at the Cuajone mine. Investing activities for the three months ended September 30, 1997 include proceeds from the sale of shares of Grupo Mexico partially offset by purchases of held-to-maturity investments by SPCC.

Cash provided from financing activities in the third quarter of 1998 was $0.3 million as compared with cash used of $200.8 million in 1997. The change reflects the use of the proceeds from the sale of shares in Grupo Mexico to reduce debt and repurchase Company stock in the third quarter of 1997.

Nine months - Net cash provided from operating activities was $81.2 million for the nine month period ended September 30, 1998, compared with $260.4 million in the corresponding prior period. The decrease is the result of lower copper prices partially offset by an increase in foreign income taxes.


Cash used for investing activities was $117.4 million for the nine month period ended September 30, 1998, compared with $155.6 million in the corresponding prior year period. Investing activities for the nine month period ending September 30, 1998 include proceeds from held-to-maturity securities at SPCC, proceeds from the sale of the Company's Missouri Lead business offset by the acquisition of DOT in April 1998 and capital expenditures of $256.0 million, principally related to the expansion project at the Cuajone mine. Investing activities for the nine month period ended September 30, 1997 include proceeds from the sale of shares of Grupo Mexico partially offset by the investment of the proceeds from SPCC financing activities in held-to-maturity investments.


Cash provided from financing activities for the nine months ended September 30, 1998 was $20.8 million compared with cash used of $76.7 million in the corresponding prior period. The change reflects a decrease in distributions to minority interests as a result of lower earnings at SPCC during the nine month period ended September 30, 1998 and a decrease in treasury stock purchased. Debt incurred during the nine month period ended September 30, 1998 reflects financing of the DOT acquisition and the Company's partial usage of its revolving credit line. During the nine month period ended September 30, 1997 proceeds from the sale of shares of Grupo Mexico were used to reduce debt and purchase Company stock. Debt incurred for the nine month period ended September 1997 reflects the sale of $150.0 million of Secured Export Notes and $50.0 million of bonds due 2004 to partially finance the SPCC expansion project at the Cuajone mine.

Liquidity and Capital Resources: At September 30, 1998, the Company's debt as a percentage of total capitalization (total debt, minority interests and stockholders' equity) was 31.0%, compared with 28.3% at December 31, 1997. Consolidated debt at the end of the third quarter 1998 was $953.5 million compared with $878.9 million at the end of 1997. Additional indebtedness permitted under the terms of the most restrictive of the Company's credit agreements totaled $663.7 million at September 30, 1998. Additional debt permitted under the terms of the most restrictive of SPCC's credit agreements totaled $873.6 million at September 30, 1998.

The Company expects that it will meet its cash requirements for 1998 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.


The Company paid dividends to common stockholders of $7.9 million or 20 cents per share, in the third quarter of 1998 and $8.4 million or 20 cents per share in the third quarter of 1997. In addition, SPCC paid dividends of $4.2 million to minority interests in the third quarter of 1998 and $14.4 million in the third quarter of 1997. At September 30, 1998, the Company had 39,660,802 common shares issued and outstanding, compared with 40,806,000 at the end of the third quarter of 1997 reflecting the program to repurchase shares of the Company's outstanding shares in 1997.

On October 28, 1998, the Board of Directors declared a quarterly dividend of 10 cents per share payable December 2, 1998 to stockholders on record at the close of business on November 11, 1998. The Board's decision to lower the dividend from the previous rate of 20 cents per share per quarter was taken as a result of lower copper prices and their impact on earnings.

Year 2000 The Company has implemented a three phase program to identify and resolve Year 2000 (Y2K) issues related to the integrity and reliability of its computerized information systems as well as computer systems embedded in its production processes. Phase one of the Company's program which involved an assessment of Y2K compliance of the Company's computerized information systems and embedded computer systems has been completed. In phase two of the program the Company is modifying or replacing all non-compliant systems. As of September 30, 1998, approximately 95% of the Company's systems are Y2K compliant and the remainder are expected to be Y2K compliant by the second quarter of 1999.


As of September 30, 1998, the Company had spent approximately $1.3 million in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $1.8 million including its beneficial interest in SPCC's Y2K costs to complete phases two and three of the program.


Under the third phase of the program the Company has sent detailed information requests to its principal customers, suppliers and service providers to determine the status of their Y2K compliance. As of September 30, 1998, the Company received confirmations from approximately 80% indicating that they are or will be Y2K compliant. The Company expects to have further communications with those who have not responded or have indicated further work was required to achieve Y2K compliance. The third phase of the program is expected to be completed in the first quarter of 1999. SPCC has sent surveys to its major customers, suppliers and service providers and also expects to complete this phase of its program in the first quarter of 1999.


Among other things, the Company's operations depend on the availability of utility services, principally electricity, and reliable performance by domestic and international transportation services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance would have an adverse impact on the Company's financial results the significance of which would depend on the length and severity of the disruption. The Company is currently identifying alternatives and will complete a contingency plan for each of its principal operations by March 1999. The purpose of the contingency plan is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.

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

In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position No. 98-1 "Accounting for the Costs for Computer Software Developed or Obtained for Internal Use." This statement which is effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. This statement will not have a material impact on the Company's financial statements.

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

PricewaterhouseCoopers LLP



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:


We have reviewed the condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of September 30, 1998 and the related condensed consolidated statements of earnings and cash flows for the three month and nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



                                                      PricewaterhouseCoopers LLP

New York, New York
October 19, 1998

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


      1. Asarco and two of its wholly-owned subsidiaries, Lac d'Amiante du Quebec, Ltee (LAQ), and Capco Pipe Company, Inc. (Capco), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Forms 10-K for 1997 and 10-Q for the first and second quarters of 1998. As of September 30, 1998, there were pending against Asarco and its subsidiaries 943 lawsuits brought by 7,089 primary and 4,196 secondary plaintiffs in 29 states seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. As of September 30, 1998, LAQ, Asarco, and Capco have settled or have been dismissed from a total of 9,632 asbestos personal injury lawsuits brought by 97,063 primary and 58,894 secondary plaintiffs.


      2. On or about October 21, 1998, the Company received a "60-day notice" under the Clean Air Act on behalf of a Hayden, Arizona, resident and a local environmental group. The notice states the senders' intent to commence a civil action in U.S. District Court for the District of Arizona sixty days after the notice is given for civil penalties for alleged violations of the Act at the Company's Hayden Smelter.

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

Earnings per Common Share
(in thousands, except per share amounts)

                                                                               3 Months Ended                  9 Months Ended
                                                                               September 30,                   September 30,
                                                                                1998      1997               1998         1997
                                                                               ----      ----                ----         ----
Net earnings (loss) applicable to common stock                              $(15,597)   $45,803           $(61,946)     $138,257
                                                                            =========   =======            =========     ========


Weighted average number of common shares outstanding
                                                                              39,661     41,804             39,656        42,464
Shares issuable from assumed exercise of Stock Options

                                                                                   -        166                  -           166
                                                                               -----     ------             -------        ------

Weighted average number of common shares outstanding, as adjusted
                                                                              39,661     41,970             $39,656        $42,630
                                                                               ======    ======              =======       =======

Basic earnings (loss) per share:

Net earnings (loss) applicable to common stock                                $(0.39)    $ 1.10              $(1.56)       $  3.26
                                                                              =======    ======              =======        =======

Diluted earnings (loss) per share:

Net earnings (loss) applicable to common stock                                $(0.39)    $ 1.09              $(1.56)       $  3.24
                                                                              =======     ======             =======        =======


Exhibit 12 Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements



                                                 Nine months ended
                                                 September 30,

                                                     1998           1997           1996         1995           1994          1993
                                                     ----           ----           ----         ----           ----          ----
(in thousands)

NET EARNINGS (LOSS)                              $(61,946)       $138,257       $138,336     $169,153       $ 64,034       $ 15,619

  Adjustments

     Taxes (benefit) on Income                     (17,585)        81,076         99,924      122,465          9,375       (36,503)
     Equity Earnings, Net of Taxes                  (2,138)        (5,201)        (3,837)      (1,837)       (47,653)       (27,384)
     Cumulative Effect of Change in
       Accounting Principle                              -              -              -            -              -        (86,295)
     Dividends received from non-

       consolidated associated

       companies                                      3,992          4,159          4,047        1,828         14,301         1,676
     Total Fixed Charges                             65,595         62,496         83,553       99,516         66,377        64,359
     Interest Capitalized                            (8,264)        (3,518)        (2,839)      (3,256)          (869)       (4,010)
     Capitalized Interest Amortized                   1,189          1,928          2,274        2,949          1,727         1,629
     Minority interest                               25,157         75,743         88,331      129,543            809           693
                                                  ---------        --------       -------     --------       --------       -------
EARNINGS (LOSS)                                     $ 6,000       $354,940       $409,789     $520,361       $108,101      $(70,216)
                                                    =======       ========       ========     ========       ========       ========

FIXED CHARGES

     Interest Expense                               $51,523        $56,414       $ 76,442     $ 91,954       $ 62,529      $ 57,321
     Interest Capitalized                             8,264          3,518          2,839        3,256            869         4,010
     Imputed Interest Expense                         5,808          2,564          4,272        4,306          2,979         3,028
                                                   --------       --------       --------     --------       --------       --------
TOTAL FIXED CHARGES                                 $65,595       $ 62,496       $ 83,553     $ 99,516       $ 66,377      $ 64,359
                                                    =======       ========       ========     ========       ========       ========
Ratio of Earnings to Fixed Charges                      (a)            5.7            4.9          5.2            1.6            (b)
                                                    =======       ========       ========     ========       ========       ========


(a) For the nine months ended September 30, 1998 earnings were insufficient to cover fixed charges by $59,595.


(b) For the year ended December 31, 1993 earnings were insufficient to cover fixed charges by $134,575.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ASARCO Incorporated
                                  (Registrant)




Date:  November 12, 1998                    /s/ Kevin R. Morano
                                            -------------------
                                            Kevin R. Morano
                                            Executive Vice President and
                                            Chief Financial Officer



Date:  November 12, 1998                    /s/ William Dowd
                                            ----------------
                                            William Dowd
                                            Controller

                                                       Exhibit I

PricewaterhouseCoopers LLP





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated October 19, 1998 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997 and included in this Form 10-Q for the quarter ended September 30, 1998 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, 33-34606, 333-16875, 333-18083 and 333-46181)
and Form S-3 (File Nos. 33-45631, 33-55993 and 333-02359). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                      PricewaterhouseCoopers LLP




New York, New York
November 12, 1998