Form 10-K405
period 1998-12-31
ASARCO INC
filed 1999-03-16
CIK 7649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 1998 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission file number 1-164
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

                                                  Yes   X        No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 26, 1999, there were of record 39,669,569 shares of Common Stock, without par value, outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing price of Asarco Common Stock on the New York Stock Exchange Composite Transactions) of ASARCO Incorporated held by nonaffiliates was approximately $0.6 billion.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE:

Part III: Proxy statement in connection with the Annual Meeting to be held on April 28, 1999.
Part IV:    Exhibit index is on pages C1 through C3.

                                     PART I

Item 1. Business

Asarco, a New Jersey corporation organized in 1899, is one of the world's leading producers of copper and has developed one of the largest copper ore reserve positions in the industry. Asarco also produces specialty chemicals and aggregates. The Company's copper business includes integrated mining, smelting and refining operations in North America and in Peru through its 54.3% owned subsidiary, Southern Peru Copper Corporation. Enthone-OMI, Inc., a wholly owned subsidiary, operates a worldwide specialty chemicals business focused on functional and decorative coatings for the electronics and metal finishing industries. American Limestone Company, a wholly owned subsidiary, produces construction aggregates, ready-mixed concrete and agricultural limestone. The Company also operates a custom lead smelting business, a silver mining business, a zinc mining business and a specialty metals business. Asarco owns Encycle, Inc., which operates a waste recycling facility and Hydrometrics, an environmental consulting and construction firm.

In this report all tonnages are in short tons. All ounces are troy ounces. Dollar amounts are in U.S. dollars unless otherwise indicated. "Asarco" or "the Company" includes Asarco and subsidiaries. "Southern Peru Copper Corporation" or "SPCC" includes that Company's subsidiaries.

Reference is made to the following Financial Statement Notes included in this report: Investments in Note 6, and Business Segments in Note 13.


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

Additional business information follows:

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


Overview

Asarco is one of the world's leading producers of copper. In 1998, Asarco's beneficial interest in copper mine production was 1.0 billion pounds or 4.9% of Western World copper mine production.

Asarco's copper business includes its integrated copper operations in North America, which accounted for 65% of its beneficial production in 1998, and an integrated copper business in Peru conducted through its 54.3%-owned subsidiary, Southern Peru Copper Corporation (SPCC). The North American copper business includes the Mission and Ray mines in Arizona; a copper smelter in Hayden, Arizona; a copper smelter in El Paso, Texas and a copper refinery in Amarillo, Texas. Operations at the El Paso smelter were suspended in February 1999 for three years. Asarco also owns a 49.9% interest in Montana Resources' (MRI) copper-molybdenum mine in Butte, Montana, and a 75% interest in the Silver Bell copper mine in Arizona. The Company's Peruvian copper business, operated by SPCC, includes the Toquepala and Cuajone mines, the Ilo smelter and the Ilo refinery, all located in the southern part of Peru.

The Company's production of copper in 1998 was 5% above the 1997 production of 978 million pounds. In North America, a full year of production at the Silver Bell mine, which began operations in July 1997, and the introduction of a new acid cure process at the Ray mine solvent extraction/electrowinning (SX/EW) operation, led to a 34.6 million pound increase in low-cost SX/EW copper production, up nearly 40% over the prior year. Greater tons of ore milled, higher ore grades and improved recoveries in the sulfide operations at Mission, Ray and Montana Resources contributed to the increased 1998 production.

In Peru, production was lower as production at the Toquepala SX/EW plant was more than offset by the impact of lower copper grades and disruptions, now overcome, accompanying the integration of the new, expanded mill at Cuajone.

Copper anode production at the El Paso smelter was above 1997 levels as a result of process improvements while production at the Hayden smelter was below 1997, as planned, due to the biannual maintenance shutdown. Increased production capacity at El Paso required the purchase of concentrates for the smelter to operate efficiently. In early 1999, the Company suspended operations for a three-year period at El Paso as current market terms for smelting and refining fell to levels making such purchases unremunerative. These same market conditions allowed the Company to sell its own concentrate production, which had been treated at El Paso, on favorable terms. During the suspension, El Paso will be maintained so that it may be returned to full operation at the end of the three-year period.

The Company's beneficial interest in refined copper production declined in 1998 by 40.3 million pounds, principally as a result of shortages of scrap copper to feed the Amarillo refinery. Full utilization of the increased capacity at SPCC's Ilo refinery and the SX/EW production increases could not fully offset the lower Amarillo production. The suspension of operations at El Paso will result in a further curtailment at Amarillo of an additional 160 million pounds of copper in 1999.

Low-Cost Copper Expansion

The Company is taking advantage of its large ore reserve base to expand production of low-cost copper in North America and Peru. Asarco's beneficial interest in the production of mined copper of more than 1 billion pounds in 1998 will increase another 10% in 1999. In doing so, the Company is shifting from higher-cost sulfide production to lower-cost SX/EW and lower-cost sulfide production. Cash costs benefited significantly from these and other programs in 1998. Asarco's consolidated cash cost of producing copper in 1998 dropped to under 65 cents per pound.

Asarco's Ray Complex in Arizona produced almost 335 million pounds of copper in 1998, of which 91 million pounds came from its SX/EW operations. Total SX/EW production at Ray increased as a result of using new leaching technology involving higher acid concentrations in the leach dumps. The new leaching process provides both a quicker leach cycle and higher copper recovery. An expansion of the tankhouse, currently underway, will increase SX/EW production an additional 12 million pounds, starting in mid-1999. Asarco's total SX/EW production at Ray then will have grown 45% from 1996 levels to more than 100 million pounds of copper annually at a cash cost of less than 50 cents per pound.

The Company's Silver Bell mine produced over 40 million pounds of SX/EW copper in 1998, 17.5% above design capacity. Asarco expects to maintain Silver Bell's SX/EW production levels at an annual rate of 40 million pounds and a cash cost of less than 50 cents per pound.

New loading and hauling equipment at Mission increased equipment availability by 14%, reduced maintenance costs by 17% and reduced waste haulage costs by 11%. This equipment has reduced costs at Mission by $9.5 million per year. New equipment at Mission includes a large overland conveyor system designed to move 58 million tons of waste per year. Asarco's Mission Complex produced 255 million pounds of copper in 1998.

New drilling, loading and hauling equipment added in late 1997 and during 1998 at Ray, Cuajone and Toquepala have provided similar benefits. Delivery of additional similar equipment is scheduled for 1999 and 2000.

Modernization of the Hayden smelter's gas handling system and the process control system was completed in 1998. These improvements are expected to further increase production rates and reduce operating costs.

An expansion program at SPCC's Cuajone mine, which started up in late 1998, will add 130 million pounds of copper per year from that mine. Total copper production at Cuajone, starting in 1999, will increase to 446 million pounds from the 1998 total of 316 million pounds.

SPCC has launched a new project to add 26 million pounds of SX/EW production at its Toquepala leach dumps. Low-cost SX/EW operations at SPCC's Toquepala mine produced 104 million pounds of refined cathode in 1998, 30% above the 80 million pound design capacity. The expansion project, costing $48 million and expected to be completed by the end of 1999, will bring total SX/EW production at Toquepala to 124 million pounds, at a cash cost of less than 40 cents per pound.

SPCC also is proceeding with plans to modernize and expand its Ilo smelter, increasing smelter capacity by 10% to 1.25 million tons of concentrates to match SPCC's expanded mine output. When the $875 million project is complete, the Ilo plant will be one of the world's largest, most modern smelters, with planned sulfur capture exceeding 99%. SPCC also is expanding refined copper production at its Ilo refinery. Annual production of refined cathode increased 17% in 1997 and increased an additional 6% to more than 543 million pounds in 1998.


Cost-Reduction Programs

The Company's strategy has been to lower costs for existing production and increase production of lower cost copper to reduce the Company's breakeven costs. A company-wide cost reduction program was instituted in late 1997 to respond to lower metal prices. At Southern Peru Copper a similar program began in the second quarter of 1998. The programs include reductions in personnel, general and administrative expenses and purchased services and supplies as well as equipment upgrades, and other operating improvements. Further cost reduction programs were undertaken in early 1999.

The Company announced late in 1998 a three-year suspension of operations at the El Paso copper smelter. The suspension and sale of the Company's concentrates at favorable terms should further reduce North American copper production costs in 1999.

Ore Reserves

One of the strengths of Asarco's copper business is its large copper ore reserve position which including mineralized material at SPCC totals 5.4 billion tons at the end of 1998. The Company's beneficial interest in its ore reserve is 3.6 billion tons containing 39.2 billion pounds of copper. Ore reserves are the key to a mining company's future and Asarco's position, which represents a composite operating mine life of 37 years at current production rates, is one of the best in the industry.


Copper Market

Demand for copper in 1998 set a new record for the 13th straight year, growing by just under 1% over the 1997 level. While copper consumption in Asia declined 12.5%, that decline was more than offset by growth of 6.1% in North America, Europe and the rest of the Western World.

The Company expects demand growth to accelerate in 1999 and 2000 as economic activity in Southeast Asia recovers from the recent recession affecting the region.

Excess supplies of copper concentrates, which were accumulated during a period of smelting capacity shortage in 1995 and 1996, have now been processed and the resulting copper began reaching market in 1997 and 1998. This material, when added to current mine and scrap production created a supply surplus.

Based on the Company's current analysis of supply and demand the Company estimates that this current surplus will shift to a deficit in late 1999 and 2000. This shift should bring about an improvement in the copper market fundamentals and sentiment.

In 1998, the copper price declined to an 11 year low. The loss reported by the Company in 1998 reflects the low copper prices which existed throughout 1998.


SPECIALTY CHEMICALS

Enthone-OMI, Inc. is a worldwide supplier of proprietary chemicals used to produce functional and decorative coatings on metals and plastics for the electronics and metal finishing industries.

Enthone-OMI's worldwide operations include 14 manufacturing sites, 6 research facilities and 19 major sales and distribution centers. Enthone-OMI's pre-tax profit increased 5.1% to $30.9 million in 1998, before a non-recurring pre-tax charge of $1.8 million in connection with a cost reduction program. Sales at Enthone-OMI have grown from $98 million in 1988 to $351 million in 1998 and earnings have increased from $3.0 million in 1988 to $30.9 million in 1998, a compound growth rate of 26%.

Asarco's involvement in the specialty chemicals business started more than four decades ago with the acquisition of Enthone, Inc., a small, regional company based in New Haven, Connecticut. For thirty years, Enthone's efforts were focused in the United States. Overseas activities were handled through licensees. In 1988, Asarco began the investment program which has significantly expanded the business through the acquisition of OMI International. In 1989 it acquired the Imasa Group in Europe. Enthone-OMI has since made eight acquisitions including acquisition of the minority interest in Enthone-OMI (Singapore) in 1995, and an additional interest in a joint venture in the Peoples Republic of China in 1997. Enthone-OMI has also acquired Industrias Oxy Metal, S.A., a Mexican specialty chemicals business, STS, a small Swiss specialty chemicals company, and Blasberg Oberflachentechnik GmbH, a German specialty chemicals company. In 1998, Enthone-OMI acquired Deutsche Oberflachentechnik GmbH (DOT), another German specialty chemicals company. DOT's product line complements Enthone-OMI's existing business and expands its presence in Germany, the largest market in Europe. The acquisition provides Enthone-OMI new technology which can be marketed elsewhere in the world.

Enthone-OMI has also grown internally by investing in research and product and market development. These acquisitions and investments have made Enthone-OMI a global leader in the specialty chemicals business.

Technical innovation and marketing effectiveness were the key factors contributing to a fifth consecutive year of record sales and earnings for Enthone-OMI in 1998. One such recent innovation includes use of Enthone-OMI technology by semi-conductor chip manufacturers to produce copper circuitry on computer chip surfaces to increase the current carrying capacity and speed of the chips.

Also contributing to the Company's growth was a strong global market acceptance for high performance coatings for printed circuit boards and electronic components, new products providing improved corrosion resistance for automotive components, and advanced technology for manufacturing semi-conductor chips.

All  of   Enthone-OMI's   facilities  are  ISO  9001  or  9002  certified.   The
s'Hertogenbosch, Netherlands and Norrkoping, Sweden facilities were the first to receive ISO 14001 certification for environmental management systems.


AGGREGATES

American Limestone Company, a wholly owned subsidiary, produces construction aggregates, ready-mixed concrete and agricultural limestone. It has 20 sales locations in Tennessee and Virginia. Products are sold in Tennessee, Virginia, Kentucky, North Carolina and South Carolina.

Construction aggregates are the Company's principal product. Construction aggregates make up more than 80% of the content of asphalt paving and over 90% of concrete. Nationally, highway construction accounts for 40% of construction aggregate sales.

The Transportation Equity Act for the 21st Century (TEA-21) was passed in 1998 and extends through 2003. TEA-21 authorizes a total of $217 billion for highway and mass transit programs for the period 1998-2003, including $42 billion for mass transit programs and $175 billion for highways. It should positively affect the markets for American Limestone's products.

American Limestone increased sales by 4.4% in 1998 and recorded its fifth consecutive year of record earnings with pre-tax profits of $14.6 million. American Limestone's earnings have grown at a compound annual growth rate of 9% since 1988.


OTHER METALS

Asarco owns a 50% interest in Silver Valley Resources, Inc. which owns and operates the Coeur and Galena mines in Wallace, Idaho. Mining resumed in 1996 after a five-year standby period when a development program successfully identified additional higher-grade silver reserves.

The Company also owns a 75% interest in the Troy, Montana silver-copper mine, which currently is on standby. The Company plans to restart Troy in conjunction with the development of the nearby Rock Creek silver-copper deposit which has been in the permitting process since 1987. In 1997, the Company submitted a draft supplemental environmental impact statement for Rock Creek.

The Company operates four zinc mines near Knoxville, Tennessee. It also produced zinc as a co-product at its Black Cloud mine in Leadville, Colorado. Zinc production in 1998 in Tennessee increased 9.2% over 1997. New Market, one of the four Tennessee mines, has been on standby since 1996.

Suspension of operations at the Leadville mine was announced in January 1999. Leadville had produced lead, zinc and silver since 1971. The depletion of ore reserves forced closure of the mine. The Company is continuing an exploration program seeking new ore reserves.

The Company operates a specialty metals business at its Globe Plant in Denver, Colorado. The Company completed the transformation of the business from processing of intracompany materials into a stand-alone specialty metals operation in 1996. Profitability of the Globe Plant, which produces litharge, bismuth compounds and high-purity metals, declined in 1998 due to curtailments in gold exploration activity which is a major consumer of litharge used for assaying.

The East Helena, Montana lead smelter is Asarco's only remaining custom smelting facility. Lead bullion produced at East Helena is now sold to refineries located outside the United States. The Company permanently closed its Omaha lead refinery in 1997. The Company continues to work with the City of Omaha and the State of Nebraska to convert the former plant site into a park. The custom lead business depends on the availability of precious metal-bearing lead concentrates from United States and South American mines. The East Helena smelter was not profitable in 1998. Work rule changes and process improvements are being implemented at East Helena to improve its results.


EXPLORATION

Asarco's exploration program is focused on the identification and acquisition of advanced gold, copper and silver projects. In 1998, the Company spent $15.9 million on its mineral exploration program. Over 80% of expenditures were on projects outside the United States, principally in French Guiana, Chile, Peru, Bolivia and Australia. Work in the United States was mostly directed at identifying additional reserves at the Company's operating properties.

In French Guiana, Asarco has interests in five project areas with known gold anomalies. Drilling at the Company's 100%-owned Camp Caiman project has identified a near-surface gold deposit within a five-mile-long, gold-in-soil anomaly associated with a major structural zone. A resource of 9.4 million tons of ore with a grade of 0.12 ounces of gold per ton has been identified. This resource contains 1.1 million ounces of gold. Gold mineralization at Camp Caiman is open-ended and the drilling program is continuing.

To assist the Company in meeting its environmental and social responsibilities in the Camp Caiman project, an expert, independent advisory committee has been created. The committee includes people with recognized expertise in tropical rain forest environments. The committee is providing independent advice on environmental and social issues associated with the Company's exploration activities and preliminary mine planning. As a result of this advice, the Company has modified a number of its exploration techniques.

The Company continues to work on its promising projects at Camp Caiman and at a silver project in Bolivia. Much of its current exploration effort is focused on copper prospects in Chile and Peru.

ENVIRONMENT, SAFETY AND HEALTH

Environment

Environmental protection is one of Asarco's principal operating objectives. The Company has made and will continue to make substantial investments to deal with environmental issues associated with historical operations. The Company has also established formal policies and codified practices and procedures to enable it to consistently and predictably meet today's environmental standards.

The Company has adopted a comprehensive Environmental Management System (EMS). This system integrates environmental management procedures into the operating management systems of the Company. Under EMS, Company facilities will be audited regularly to assure conformity with EMS requirements, employees will receive annual environmental training and practices have been established to meet the environmental standards required at each of the Company's operations.

In early 1998, an agreement was reached with the U.S. Environmental Protection Agency to establish a voluntary compliance framework for most of the past issues at the Company's copper and lead mining, smelting and refining facilities. The agreement provides for capital projects estimated at $61.5 million at the Ray mine and East Helena smelter. The largest project, $55.0 million to be spent over six years, provides for the extension of an existing tunnel at the Ray mine which diverts Mineral Creek around the Ray mine workings. The project will have a positive effect on future operations as well as on the environment. Asarco also paid penalties of $6.4 million to resolve past disputed issues and committed to meet certain milestones in the implementation of EMS.

Asarco is also active in remediating former operating properties in cooperation with state and federal government agencies. Asarco is working with the local communities in Omaha, Nebraska and Tacoma, Washington to transform its former industrial sites into parks and new commercial centers. A number of properties owned by the Company, including sites in Perth Amboy and Newark, New Jersey, have been remediated and developed for use as commercial centers. In 1998, Asarco spent $67 million on remediation work at its historic sites.

Safety and Health

The safety and health of its employees is one of Asarco's most important operating objectives. A Corporate Safety and Health Policy Review Committee sets safety standards for each unit's operations, monitors performance, and administers recognition programs. Beginning in 1997, a portion of each salaried operating employee's incentive compensation has been directly linked to their respective operating unit's safety and health performance.

In 1998, there were 4% fewer lost work day injuries in the Company's North American mines and plants. Likewise, programs at the Company's operations in Peru were successful in improving safety performance there by 9.8%. While the programs in place have improved safety performance, management will continue to focus attention on safety and health issues and will continue to use the Company's extensive training, education and recognition programs with the goal of creating an accident-free workplace.

                                BACKLOG OF ORDERS

Most of the Company's copper is sold as refined metal under annual contracts or on a spot sale basis. The balance of the Company's copper and all of its zinc production are sold in the form of concentrates under contracts of one to three years duration. Silver and gold are sold under monthly contracts or in spot sales. Revenue is recognized primarily in the month product is shipped to customers based on prices provided in sales contracts. When the price is not determinable at the time of shipment to customers, revenue is recognized based on prices prevailing at the time of shipment with final pricing generally occurring within three months of shipment. Revenues with respect to these sales are adjusted in the period of settlement to reflect final pricing and in periods prior to settlement to reflect any decline in market prices which may occur between shipment and settlement.

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

                                    EMPLOYEES

At December 31, 1998, Asarco excluding SPCC, employed about 6,500 persons, of whom about 3,400 were covered by contracts with various unions, most of which were affiliated with the AFL-CIO. At December 31, 1998 SPCC employed about 4,600 persons, substantially all of whom were covered by labor contracts.


                                 ENERGY MATTERS

Asarco's energy requirements are met from a variety of sources, including fuel oil, diesel fuel, gasoline, natural gas, coke and electric power. Asarco has a large number of contracts of varying duration for its energy needs, typically negotiated on an individual basis from time to time. Generally, substitute sources are available except where requirements are guaranteed by local utility companies. No reductions or interruptions of any operations because of energy shortages were experienced in 1998.


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

The Company anticipates spending $36 million for environmental control capital expenditures at its operating units in 1999. Capital expenditures by Asarco at its operating mines, smelters and refineries in order to comply with environmental  standards  in the past  three  years  have  been  (in  millions):
1998-$38; 1997-$68; 1996-$71. Recurring costs associated with managing hazardous substances and environmental issues in ongoing operations, including interest on environmental improvement bonds and other debt incurred for environmental control facilities, reduced pre-tax earnings by (in millions):
1998-$99;1997-$113;1996-$113.

The Company is studying means of compliance with the federal Resources Conservation and Recovery Act (RCRA) through process changes at its facilities, where feasible, to manage the wastes not excluded from regulation. Mine tailings, slag, and slag tailings from primary copper processing, calcium sulfate wastewater treatment plant sludge from primary copper processing, and slag from primary lead processing at the Company's operations are excluded from RCRA regulation.

Asarco is subject to federal and state laws and regulations pertaining to plant and mine safety and health conditions, including the federal Occupational Safety and Health Act of 1970 and Mine Safety and Health Act of 1977. Asarco has made, and is likely to continue to make, expenditures to comply with such laws and regulations.

Environmental matters, including a discussion of the Company's reserve for closed plants and environmental costs, are set forth in the Contingencies and Litigation Note 8 to the Financial Statements and in Management's Discussion and Analysis of Operations and Financial Condition and are incorporated herein by reference. See also Item 3, Legal Proceedings, for a discussion of environmental proceedings.

Item 2. Properties

ASARCO Worldwide

METALS

COPPER MINES (1)
Mission;  Sahuarita, Arizona
Montana Resources; Butte, Montana
Ray; Hayden, Arizona
Silver Bell; Silver Bell, Arizona
Minto; Yukon Territory, Canada
Cuajone; Peru
Toquepala; Peru


COPPER PLANTS Amarillo, Texas (Refinery) El Paso, Texas (Smelter) (2) Hayden, Arizona (Smelter) Ray; Hayden, Arizona (SX/EW) Silver Bell; Arizona (SX/EW) Ilo; Peru (Smelter, Refinery) Toquepala; Peru (SX/EW)


LEAD MINES (1)
Leadville; Leadville, Colorado (3)


LEAD PLANTS
East Helena, Montana (Smelter)


ZINC MINES
Coy; Jefferson County, Tennessee
Immel;  Knox County, Tennessee
New Market; Jefferson County, Tennessee (2)
Young;  Jefferson County, Tennessee
Leadville; Leadville, Colorado (3)


SILVER MINES (1)
Silver Valley Resources; Wallace, Idaho
Troy; Troy, Montana (2)
Leadville; Leadville, Colorado (3)
Mission; Sahuarita, Arizona
Ray; Hayden, Arizona
Montana Resources; Butte, Montana
Cuajone; Peru
Toquepala; Peru


SILVER AND GOLD PLANTS
Amarillo, Texas (Refinery)
Ilo, Peru (Refinery)

MOLYBDENUM MINES (1)
Montana Resources; Butte, Montana
Cuajone; Peru
Toquepala; Peru


Specialty Chemicals
Enthone-OMI
North America
  West Haven, Connecticut
  Bridgeview, Illinois
  Orange, Connecticut
  Warren, Michigan
  Toronto, Canada
  Mexico City, Mexico

Europe
  Barcelona, Spain
  s-Hertogenbosch, Netherlands
  Woking, United Kingdom
  Milan, Italy
  Marne-La-Vallee, France
  Luien, Austria
  Solingen, Germany
  (Other, Germany)
  Norrkoping, Sweden
  Geneva, Switzerland

Asia
  Melbourne, Australia
  Tsuen Wan, Hong Kong
  Singapore
  Shen Zhen, People's Republic
    of China
  Yokohama, Japan
  Taipei, Taiwan
  Punang, West Malaysia


AGGREGATES
American Limestone Company, Inc.
  Knoxville, Tennessee
  Tri-Cities, Tennessee
  Nashville, Tennessee
  Abingdon, Virginia


Environmental Services
Encycle/Texas, Inc.
  Corpus Christi, Texas
Hydrometrics, Inc.
  Helena, Montana


Other

Specialty Metals
Denver, Colorado

INVESTMENTS

Grupo Mexico, S.A. de C.V. (8.2% ownership)
Thirteen mines, nine metallurgical
  plants throughout Mexico,
  including: La Caridad and Cananea
  (Copper, Lead, Zinc, Silver, Gold,
  Coal, Coke, Fluorspar, Sulfuric Acid)

(1) Beneficial interest for these operations is shown in the Mineral Reserves tables starting on page A19.

(2) On standby. The El Paso smelter is on standby effective March 1999.

(3) Closed as of January 31, 1999.

Southern Peru Copper Corporation

SPCC operates two open pit mines under concessions granted by the Peruvian government.

Silver Valley Resources

In 1995, Asarco and Coeur d'Alene Mines Corporation established Silver Valley Resources, a corporation owned 50% by each, to consolidate the companies' interest in the Coeur and Galena silver mines in Idaho. The Coeur mine began production in May 1996 and the Galena mine began production in June 1997. Asarco has an equity interest in Silver Valley Resources profits or losses in proportion to the 50% related ownership interest.

Silver Bell

In 1996, Asarco and Mitsui & Co. Ltd., established Silver Bell L.L.C., a limited liability corporation owned 75% by Asarco and 25% by Mitsui & Co. Asarco's interest in Silver Bell L.L.C. profits and losses is in proportion to its 75% related ownership interest.

Leadville

Leadville is operated by Asarco under a joint venture agreement. Asarco and its joint venture partner share operating results in proportion to their respective ownership interests, except that Asarco bears 100% of losses, if any in excess of cumulative profits generated since October 1991. Asarco closed its Black Cloud lead-zinc mine in Leadville, Colorado as of January 31, 1999.

Troy

Troy is operated by Asarco under a lease agreement. Asarco retains 75% of net proceeds after operating expenses but before depletion, depreciation and income taxes. The Troy mine was temporarily shut down commencing in April 1993 due to depressed silver prices.

Mission

A portion of the mine is held under long-term leases in which the lessors have retained a royalty interest.


Investments

In 1997, Asarco sold all of its unrestricted shares of Grupo Mexico, S.A. de C.V., which operates thirteen mines under concessions granted by the Mexican government. Asarco currently owns 8.2% of Grupo Mexico, all of which a third party has an option to purchase at a fixed price expiring in August 2001.

The following production information is provided:

MILL PRODUCTION                            1998                           1997                             1996
---------------                            ----                           ----                             ----
                                Ore Milled      Avg Mill      Ore Milled        Avg Mill      Ore Milled        Avg Mill
                                  (000s         Recovery         (000s          Recovery         (000s          Recovery
                                  Tons)           Rate           Tons)            Rate           Tons)            Rate
                                                   (%)                            (%)                              (%)
                              --------------- -------------- -------------- --------------- -------------- ------------------
North America
  Mission                          14,754           81.9         14,822            83.8         15,192             85.9
  Mission South                     7,343           83.4          7,341            83.0          7,616             82.5
  Hayden
   Concentrator                     9,404           81.8          8,295            80.8          8,975             81.5
  Ray
   Concentrator                     9,665           85.9         11,223            82.3         12,687             82.4
  Montana
   Resources                       19,306           85.4         15,219            89.8         15,990             87.2
  Leadville (a)                       202           91.7            202            88.6            131             95.1
  Sweetwater (b)                      955           98.5          1,403            98.4          1,271             98.3
  West Fork (b)                       681           96.8          1,025            96.8          1,007             97.2
  Tennessee                         2,271           91.8          2,173            91.4          2,823             92.4

Peru (c)
  Toquepala                        18,011           85.7         18,998            87.9         18,609             84.2
  Cuajone                          21,699           80.4         21,719            87.0         21,249             81.7


Productive Capacity (d)
                                      Defined                                                               Defined
   Smelters                           Capacity           Refineries                                         Capacity
   --------                           --------           ----------                                         --------
   Anode Copper (tons)                                   Copper (tons)
                                                         North America

     El Paso                              115,000          Amarillo                                          483,000
     Hayden                               218,000          Ray (SX-EW)                                        45,000
                                          -------
       Total                              333,000          Silver Bell, L.L.C. (SX-EW)                        18,000
                                                         Peru (c)
                                                           Ilo                                               270,000
   Blister Copper(tons)                                    Toquepala (SX/EW)                                  50,000
                                                             Total                                           866,000
   Peru (c)
     Ilo                                  320,000        Silver (000s ounces)
                                                           Amarillo                                           60,000
   Lead Bullion (tons)                                   Gold (ounces)
     East Helena                           75,000          Amarillo                                          600,000


(a) Asarco closed its Black Cloud mine in Leadville, Colorado as of January 31, 1999.

(b)      Asarco sold its Missouri Lead Division on September 1, 1998.

(c) Asarco consolidated SPCC effective January 1, 1995. The minority interest in SPCC, represented by Labor Shares in its Peruvian Branch, results in Asarco having a beneficial interest which is less than its equity interest in SPCC. Asarco's beneficial interest in SPCC was 53.2% at December 1998, 53.0% at December 1997 and 52.6% at December 1996. (See Note 2 of the Financial Statements)

(d) Asarco's estimate of actual capacity under normal operating conditions with allowance for normal downtime for repairs and maintenance and based on the average metal content of input material for the three years shown. No adjustment is made for shutdowns or production curtailments due to strikes or air quality emissions restraints.


METAL PRODUCTION STATISTICS

COPPER                                                 Mineral         Average
                                                       Reserves        Mineral                    Metal Production
                                         Asarco         (000s          Content                    Contained Metal
                                          Int.           Tons)           (%)                       (000s Pounds)
                                                                                 ---------------------------------------------------
                                           (%)         12/31/98       12/31/98          1998            1997             1996
                                          -----        --------       --------          ----            ----             ----
MINES
North America

   Mission Complex                            100         494,557           .70          255,100         252,300           261,200
   Ray                                        100         951,016           .60          244,100         230,700           273,200
   Ray leachable                              100         177,546           .45           90,700          73,400            70,200
   Montana Resources                         49.9         514,470           .32           98,400          91,400           104,800
   Silver Bell L.L.C.                       75(a)         169,857           .38           42,300          19,300             4,800
   Troy (b)                                    75          12,000           .64                -               -                 -
   Minto                                     86.7           7,176          2.13                -               -                 -
                                                                                  --------------------------------------------------
     Total North America                                                                 730,600         667,100           714,200
                                                                                  --------------------------------------------------
Peru (c)
   Toquepala-sulfide                      53.2(d)         295,285           .83          246,800         246,800           252,900
          -leachable                      53.2(d)         725,006           .19           93,700          87,900            88,600
   Cuajone-sulfide                        53.2(d)       1,400,632           .64          315,600         340,600           332,000
          -leachable                      53.2(d)          68,739           .49           10,300          10,200             4,600
                                                                                 ---------------------------------------------------
    Total Peru                                                                           666,400         685,500           678,100
                                                                                 ---------------------------------------------------
    Total Production                                                                   1,397,000       1,352,600         1,392,300
                                                                                  --------------------------------------------------
Asarco Beneficial Production
                                                                                       1,025,200         978,300         1,015,900
                                                                                  --------------------------------------------------

SMELTERS
North America
   El Paso (b)                                100                                        256,300         239,500           230,000
   Hayden                                     100                                        381,800         423,900           429,800
Peru
   Ilo                                    53.2(d)                                        647,800         638,700           633,600
                                                                                  --------------------------------------------------
    Total Production                                                                   1,285,900       1,302,100         1,293,400
                                                                                  --------------------------------------------------
Asarco Beneficial Production
                                                                                         982,700       1,001,900           991,800
                                                                                  --------------------------------------------------

REFINERIES
North America
  Amarillo                                    100                                        887,000         984,600           945,600
  Ray (SX/EW)                                 100                                         90,700          73,400            70,200
  Silver Bell L.L.C. (SX/EW)                75(a)                                         42,300          18,200                 -
Peru
  Ilo                                     53.2(d)                                        543,400         513,300           439,600
  Toquepala (SX/EW)                       53.2(d)                                        104,000          98,100            93,200
                                                                                  --------------------------------------------------
   Total Production                                                                    1,667,400       1,687,600         1,548,600
                                                                                  --------------------------------------------------
Asarco Beneficial Production
                                                                                       1,353,900       1,394,200         1,295,000
                                                                                  --------------------------------------------------

(a) Asarco's interest in Silver Bell was 100% until February 1996 when Asarco sold a 25% interest to Mitsui & Co., Ltd. Silver Bell L.L.C. commenced SX/EW operations in July 1997.

(b) Troy is currently on standby. The El Paso smelter is on standby effective March 1999.

(c) In addition to the proven and probable ore reserves, SPCC is evaluating 539 million tons of mineralized material with an average copper grade of 0.62%.

(d) Asarco consolidated SPCC effective January 1, 1995. The minority interest in SPCC, represented by Labor Shares in its Peruvian Branch, results in Asarco having a beneficial interest which is less than its equity interest in SPCC. Asarco's beneficial interest in SPCC was 53.2% at December 1998,53.0% at December 1997 and 52.6% at December 1996. (See Note 2 of the Financial Statements)


METAL PRODUCTION STATISTICS (continued)

LEAD
                                                            Mineral       Average
                                                            Reserves      Mineral                    Metal Production
                                               Asarco     (000s Tons)     Content                     Contained Metal
                                                Int.                        (%)                        (000s Pounds)
                                                                                     -----------------------------------------------
                                                (%)         12/31/98      12/31/98       1998           1997           1996
                                            --------------------------------------------------------------------------------------
MINES

   Leadville (a)                                    100           323          3.49         7,800          9,500           6,500
   Sweetwater (b)                                   100                                    83,100        113,900         106,900
   West Fork (b)                                    100                                    66,300        107,600         107,100
                                                                                     ---------------------------------------------
      Total Production                                                                    157,200        231,000         220,500
                                                                                     ---------------------------------------------

Asarco Beneficial Production (a)
                                                                                          157,200        231,000         217,900
                                                                                     ---------------------------------------------

SMELTERS
   East Helena                                      100                                   134,500        116,600         124,900
   Glover (b)                                       100                                   162,300        254,200         243,300
                                                                                     ---------------------------------------------
      Total Production                                                                    296,800        370,800         368,200
                                                                                     ---------------------------------------------

REFINERIES
   Omaha (c)                                        100                                         -              -          51,400
   Glover (b)                                       100                                   162,300        254,200         243,300
                                                                                     ---------------------------------------------
      Total Production                                                                    162,300        254,200         294,700
                                                                                     ---------------------------------------------


(a) Asarco closed its Black Cloud mine in Leadville, Colorado as of January 31, 1999. 1996 beneficial production reflects Asarco's beneficial interest in Leadville at 60.3%.

(b)  Asarco sold its Missouri Lead Division on September 1, 1998.

(c)  Asarco ceased refining lead at its Omaha, Nebraska refinery in June 1996.


METAL PRODUCTION STATISTICS (continued)

                                                        Mineral        Average
                                                       Reserves        Mineral               Metal Production
                                           Asarco     (000s Tons)      Content                Contained Metal
                                            Int.                         (%)                   (000s Pounds)
                                                                                ---------------------------------------
ZINC                                        (%)         12/31/98       12/31/98       1998         1997          1996
                                      --------------------------------------------------------------------------
MINES

   Leadville (a)                              100             323       12.19        25,800       23,600        18,300
   Sweetwater (b)                             100                                     1,500        2,700        13,800
   West Fork (b)                              100                                    16,600       14,700        14,400
   Tennessee                                  100           5,562        3.08       114,600      104,900       132,700
                                                                                ---------------------------------------
      Total Production                                                              158,500      145,900       179,200
                                                                                ---------------------------------------

Asarco Beneficial Production(a)                                                     158,500      145,900       171,900
                                                                                ---------------------------------------




MOLYBDENUM                                                                         1998         1997          1996
                                                                                ---------------------------------------

MINES
North America
   Mission                                    100         494,557         .02             -            -           847
   Montana Resources                         49.9         514,470         .03         9,932       10,257        10,966
                                                                                ---------------------------------------
       Total North America                                                            9,932       10,257        11,813
                                                                                ---------------------------------------

Peru (d)
   Toquepala                              53.2(c)         295,285         .04         6,039        6,066         4,483
   Cuajone                                53.2(c)       1,400,632         .02         3,520        3,329         4,257
                                                                                ---------------------------------------
       Total Peru                                                                     9,559        9,395         8,740
                                                                                ---------------------------------------
Total Production                                                                     19,491       19,652        20,553
                                                                                ---------------------------------------

Asarco Beneficial Production                                                         10,041       10,080        10,900
                                                                                ---------------------------------------

(a) Asarco closed its Black Cloud mine in Leadville, Colorado as of January 31, 1999. 1996 beneficial production reflects Asarco's beneficial interest in Leadville at 60.3%.

(b)      Asarco sold its Missouri Lead Division on September 1, 1998.

(c) Asarco consolidated SPCC effective January 1, 1995. The minority interest in SPCC, represented by Labor Shares in its Peruvian Branch, results in Asarco having a beneficial interest which is less than its equity interest in SPCC. Asarco's beneficial interest in SPCC was 53.2% at December 1998, 53.0% at December 1997 and 52.6% at December 1996.

(d) In addition to the proven and probable ore reserves, SPCC is evaluating 539 million tons of mineralized material with an average molybdenum grade of 0.03%.


METAL PRODUCTION STATISTICS (continued)

SILVER
                                                               Mineral       Average
                                                              Reserves       Mineral                Metal Production
                                                  Asarco     (000s Tons)     Content                Contained Metal
                                                   Int.                      (oz/Ton)              (000s troy ounces)
                                                                                        -----------------------------------------
                                                   (%)        12/31/98       12/31/98       1998          1997          1996
                                               ----------------------------------------------------------------------------------
MINES
North America
   Silver Valley Resources                             50          1,790        17.50          3,560         3,436        1,651
   Leadville (a)                                      100            323         2.77            283           250          176
   Mission                                            100        494,557          .17          2,551         2,169        1,981
   Montana Resources                                 49.9        514,470          .07          1,038           858          822
   Ray                                                100                                        659           424          480
   Sweetwater (b)                                     100                                         55            83          176
   West Fork (b)                                      100                                        162           171          175
   Troy (c)                                            75         12,000         1.42              -             -            -
   Minto                                             86.7          7,176          .27              -             -            -
                                                                                        -----------------------------------------
      Total North America                                                                      8,308         7,391        5,461

Peru
   Toquepala                                      53.2(d)                                      1,422         1,474        1,412
   Cuajone                                        53.2(d)                                      1,468         1,671        1,685
                                                                                        -----------------------------------------
      Total Peru                                                                               2,890         3,145        3,097
                                                                                        -----------------------------------------
Other
   San Bartolome                                      100          9,700         5.10              -             -            -
                                                                                        -----------------------------------------
Total Production                                                                              11,198        10,536        8,558
                                                                                        -----------------------------------------

Asarco Beneficial Production                                                                   7,546         6,901        5,778
                                                                                        -----------------------------------------

REFINERIES
North America
   Amarillo                                           100                                     23,594        20,330       30,842
Peru
   Ilo                                            53.2(d)                                      2,735         2,462        2,218
                                                                                        -----------------------------------------
     Total Production                                                                         26,329        22,792       33,060
                                                                                        -----------------------------------------

Asarco Beneficial Production                                                                  25,049        21,629       32,004

                                                                                        -----------------------------------------

(a) Asarco closed its Black Cloud mine in Leadville, Colorado as of January 31, 1999.

(b)      Asarco sold its Missouri Lead Division on September 1, 1998.

(c)      Troy is currently on standby.

(d) Asarco consolidated SPCC effective January 1, 1995. The minority interest in SPCC, represented by Labor Shares in its Peruvian Branch, results in Asarco having a beneficial interest which is less than its equity interest in SPCC. Asarco's beneficial interest in SPCC was 53.2% at December 1998, 53.0% at December 1997 and 52.6% at December 1996.


All mineral reserves represent 100% of the reserves for that mine and the percentage ownership of Asarco is separately indicated. All mineral reserves are at December 31, 1998. Reserves are estimated quantities of proven and probable ore that under present and anticipated conditions may be economically mined and processed for the extraction of their mineral content. Controlled mineral deposits include those owned, directly or indirectly through subsidiaries, partnerships or joint ventures, optioned, leased, or held under government concession.

All production figures represent entire amounts of operations, including those under lease, joint venture, government concessions or operated by subsidiaries.

Other Operations

The principal activities included in the business segment entitled "All Other" are those of Encycle/Texas, Inc. and Hydrometrics, Inc., wholly-owned subsidiaries in the environmental services business, a specialty metals business, and income and expenses associated with facilities previously operated by the Company. None of these operations constitutes a significant portion of the total operations of the Company.

Item 3.  Legal Proceedings

Reference is made to the Contingencies and Litigation Note 8 to the Financial Statements incorporated herein by reference. The following is additional detail with respect to the litigation referred to in Note 8.

Environmental

In March 1995, the Environmental Protection Agency (EPA) issued a Record of Decision (ROD) for the Company's Tacoma smelter site in Tacoma, Washington, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund). The smelter site is part of the Commencement Bay Superfund site. The ROD calls for excavation and disposal of soils, and demolition debris in an on-site containment facility, capping of the site, demolition of remaining buildings, replacement of the surface water drainage system, and diversion of groundwater and off-site surface water. A Consent Decree between the Company and the EPA to carry out the ROD was approved by the United States District Court in 1997. Remediation pursuant to the Consent Decree is proceeding.

At Ruston, Washington, an area which is also part of the Commencement Bay Superfund site, in 1995, a Consent Decree between the Company and EPA was approved by the United States District Court in Tacoma, Washington, pursuant to which the Company agreed to sample and, if necessary, remediate the residential area surrounding the Tacoma smelter site. To date, approximately 575 residential and right-of-way properties have been remediated. The Company is currently working with EPA on a proposed plan for the remediation of off-shore sediments in this area. Remaining issues at the Commencement Bay Superfund site, which has hundreds of potentially responsible parties (PRPs), will not be addressed until additional studies are completed.

In 1994, at the Bunker Hill Superfund site in Idaho, the Company and two other mining companies entered into a Consent Decree with the EPA which was approved by the United States District Court. The companies have remediated approximately 1,421 residential properties as well as other areas, commercial properties, and rights of way. Remediation of additional yards and other properties continues.

In 1996, the United States government filed an action in United States District Court in Boise, Idaho, against the Company and three other mining companies under CERCLA and the federal Clean Water Act (CWA) for alleged natural resource damages to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over approximately the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for restoration of the area. The Company believes, and has been advised by outside legal counsel, that it has strong legal defenses to the lawsuit. In 1996, the court granted a motion to consolidate this case with a prior similar lawsuit filed by the Coeur d'Alene Tribe. In 1997, the United States filed a motion to add to the lawsuit several companies, including certain subsidiaries of the Company. In 1998, the EPA commenced a Remedial Investigation/Feasibility Study to assist in developing a comprehensive remediation plan for the Coeur d'Alene River Basin. In 1998, the court rejected the government's position that its evaluation of injury and restoration plan must be upheld unless the administrative record shows it to be arbitrary and capricious or otherwise not in accordance with law.

In 1997, the Nebraska Department of Environmental Quality approved a Remedial Action Work Plan submitted by the Company for remediation of the site of the Company's former Omaha, Nebraska, lead refinery, which had suspended operations in June 1996.
Demolition of the plant buildings and remediation activities will continue in 1999.

In 1994, at the Leadville Superfund site in Colorado, a Consent Decree with the EPA and other potentially responsible parties was approved by the United States District Court. The Consent Decree resolved many of the liability issues at the site. Final remedy selection must await the issuance of the ROD which is expected in 1999. Remaining issues at Leadville will not be addressed until additional studies are completed.

In 1998, at the East Helena Superfund site in Montana, the Company completed the remediation of approximately 14 residences and other community properties. This brings the total number of residential and other properties remediated to date to 578. Additional properties are expected to require remediation.

Pursuant to a Unilateral Administrative Order issued in 1996, the Company and the other PRPs are implementing the remedy specified in the 1994 Record of Decision of the Mine Operable Unit of the Butte, Montana, Superfund site.

In 1998, at the Globe proposed Superfund site in Denver, Colorado, the Company completed the remediation of approximately 118 properties, including residences, commercial properties, and open spaces pursuant to a Consent Decree with the State of Colorado and a settlement of a lawsuit reached in 1993. This brings the total number of properties remediated through 1998 to approximately 671. Remediation has also started at the plant site itself. Remediation of additional non-residential properties and the plant site will continue for the next several years.

In 1995, the Company completed and presented to the Washington Department of Ecology (Ecology) a remedial investigation and feasibility study report of the Company's former smelter site in Everett, Washington. In early 1997, Ecology issued an Enforcement Order to the Company pursuant to which the Company is performing additional studies and other activities at the site. Ecology has proposed issuance of an expensive and costly remediation plan in 1999 and has stated its intention that Asarco will carry out or pay for the plan. In July 1998, the Company filed suit in state court in Thurston County, Washington, challenging on constitutional and other grounds the applicability of certain state environmental laws to alleged obligations of the Company to remediate or pay for the remediation plan. Also in 1998, the County of Snohomish filed a lawsuit in state court in Snohomish County, Washington, seeking damages for the cost of remediating certain county-owned property located near the former smelter site. This case has been removed by the Company to federal court in Seattle.

Pursuant to a 1997 Administrative Consent Order, the Company is investigating and will remediate as necessary residential areas and the former zinc smelter that a subsidiary of the Company operated prior to 1964 at the Circle Smelting site in Beckemeyer, Illinois.

In 1997, the Company entered into an Administrative Order on Consent to conduct an Engineering Evaluation/Cost Analysis (EE/CA) for the portal discharge from the Company's former Gem mine in the Coeur D'Alene River Basin in Idaho, which drains to a tributary of the Coeur d'Alene River. The Company has agreed to implement the remedy selected by the EE/CA process.

On January 23, 1998, the Company, the United States Department of Justice and EPA signed multi-region voluntary agreements covering many environmental issues affecting the Company's United States operations. Two consent decrees containing the agreements were filed in the United States District Courts in Phoenix, Arizona, and Helena, Montana, and approved by those courts in May 1998. The agreements include a commitment to undertake capital expenditures over a period of six years estimated at $61.5 million, principally at the Company's Ray complex, and cover a number of operational changes to resolve disputed compliance issues at the Company's Ray mine and East Helena smelter. The Company agreed to undertake an environmental remediation investigation at its East Helena plant over a period of two years or more and subsequently to undertake such remediation programs as are identified by the investigation's results. A significant aspect of the agreements is an Asarco-initiated Environmental Management System, which combines operational and environmental systems, policies and practices. The Company paid penalties of $6.4 million applicable to past issues at Ray and East Helena without an admission of wrongdoing or liability.

The Company and certain of its subsidiaries are cooperating with environmental authorities to undertake studies of certain other sites and remediate where necessary.

In addition to the sites described above, the Company and certain subsidiaries received notices of potential liability pursuant to CERCLA and various similar state laws from the EPA or other federal and state agencies regarding numerous other sites. At certain of those sites the Company's liability will likely be minor.

In 1997, the Company also received notices from EPA regarding alleged RCRA violations at the Company's Encycle/Texas facility and the CWA at the Tennessee Mines facilities; [discussions with EPA and a state agency are ongoing.]

In 1997, the Company was sued in United States District Court in Nebraska in a purported class action. The complaint was brought on behalf of various classes comprised of in excess of 80,000 individuals living or owning property within approximately five miles of the Company's former Omaha plant. The action asserts claims of trespass, nuisance, negligence, strict liability, unjust enrichment, medical monitoring, and under CERCLA due to the alleged contamination of soils by airborne releases from the plant, and seeks compensatory damages for diminution in property value and loss of use, punitive damages, a declaration of liability for future response costs, and creation of a medical monitoring fund. In December 1998, the lawsuit was dismissed for lack of subject matter jurisdiction. In January 1999, plaintiffs filed an amended complaint, with leave of court, which amended complaint is being challenged by the Company.

In 1997, the Company was sued in state court in Denver, Colorado, in a purported class action brought on behalf of property owners and other persons residing in approximately 300 homes located within one mile of the Company's Globe plant. The action asserts claims of trespass, private nuisance, negligence, and strict liability allegedly due to the contamination of properties by emissions from the plant, and seeks compensatory damages for diminution in property value and loss of use, as well as punitive damages. In December 1998, the court certified the lawsuit to proceed as a class action.

At the Company's East Helena , Montana, plant the government alleges that from 1991 to 1994 the Company violated the CWA by discharging metals in waste water to the public sewer in violation of categorical pre-treatment limits. In separate lawsuits filed in 1998, both EPA and the Company have asked the federal court in Helena, Montana to resolve this dispute.

In 1996, a citizens' suit was brought against the Company alleging water discharge permit violations under the CWA and violations of RCRA at the Company's Omaha, Nebraska, lead refinery. The Company is cooperating with the Nebraska Department of Environmental Quality and voluntarily remediating the site and, therefore, believes that the lawsuit is without merit and is vigorously defending it.

In 1998, the Company received a "60-day notice" under the federal Clean Air Act on behalf of a Hayden, Arizona, resident and a local environmental group. The notice states the senders' intent to commence a civil action in United States District Court for the District of Arizona for civil penalties for alleged violations of the Act at the Company's Hayden smelter.

In 1995, the Company was sued in federal court in Tacoma, Washington, by a retirement home with 200 residents and 21 acres of property seeking damages for diminution of property value, response costs, and attorneys' fees. In 1996, the suit was dismissed on the grounds that plaintiffs claims were barred by lack of subject matter jurisdiction, lack of actual and substantial damages, or by the applicable statute of limitations. The ruling was affirmed on appeal in 1998 concluding the litigation.

Texas Litigation

In 1994, the Company and one of its wholly-owned subsidiaries, Encycle/Texas, Inc., were sued in state court in Nueces County, Texas, in three purported class actions on behalf of persons residing in neighborhoods around the Company's Corpus Christi, Texas, property. These actions seek compensatory and punitive damages for diminution of property values, annoyance, loss of use and enjoyment, loss of income from commercial uses, remediation costs, emotional distress, and medical monitoring due to alleged contamination of plaintiffs' properties by metals emitted from the Corpus Christi facility. In 1994, two additional suits alleging contamination of plaintiffs' properties by metals emitted from the Corpus Christi facility were filed against the Company and two of its wholly-owned subsidiaries, Encycle, Inc. and Encycle/Texas, Inc., and several other defendants in state court in Duval County, Texas. In this one suit, 290 plaintiffs who resided and owned property near the Corpus Christi facility seek compensatory and punitive damages for diminution in property values, personal injuries, mental anguish, lost wages, medical expenses, and medical monitoring. In the second suit, two plaintiffs who owned and operated a business near the Corpus Christi facility seek compensatory and punitive damages for diminution of property value and loss of profits.

In 1993, the State of Texas notified the Company that it and ten others persons are Potentially Responsible Parties (PRPs) with respect to the Col-Tex Refinery State Superfund site in Mitchell County, Texas, where the Company stored diesel fuel in the mid-1970's. In 1996, the State of Texas notified the Company that it is no longer considered a PRP and that it has dismissed this claim. Nevertheless, the Company has also been named as one of several defendants in 14 lawsuits filed by or on behalf of approximately 372 persons who have lived or owned property near the Col-Tex Refinery site seeking compensatory and punitive damages for alleged wrongful death, personal injury, and property damage. In 1997, the Company was dismissed from three of those lawsuits involving approximately 170 individuals.

In 1994, the Company received notice from the State of Texas that it is a PRP for remediation of the site of a former pesticide manufacturing plant in Hunt County, Texas, owned and operated by a former customer of the Company. In addition, the Company has been named as one of a number of defendants in nine lawsuits filed in various Texas state courts by or on behalf of approximately 2,281 individuals who live or lived near the site for compensatory and punitive damages, including damages for alleged personal injuries and property damage, due to alleged exposure to arsenic products that the Company sold to the manufacturer at the site. The bankruptcy filing of the owner of the former pesticide plant has resulted in all of these actions being removed to federal court and transferred to the United States District Court for the Northern District of Texas. Also, in 1995, the Company was named as a third-party defendant in a suit, pending in the United States District Court for the Northern District of Texas, for contribution under CERCLA and Texas state law involving approximately 15 parties alleged to be responsible for remediation of a railroad property adjacent to the site.

In 1997, the Company and five other defendants, mostly metal companies, were sued in state court in El Paso County, Texas, by approximately 360 plaintiffs, including approximately 200 minors, seeking compensatory and punitive damages for alleged personal injury, death, and property damage resulting from toxic chemical discharges into the air, water, and soil from the defendants' facilities in El Paso.

In 1996, a lawsuit was filed in state court in San Patricio County, Texas, against Asarco and two of its wholly-owned subsidiaries, Encycle, Inc. and Encycle/Texas Inc., and ten other defendants by approximately 679 plaintiffs who allegedly own property and reside near a landfill in Sinton, Texas. Plaintiffs seek compensatory and punitive damages for personal injury and property damage allegedly caused by defendants' disposal of toxic and hazardous wastes at the landfill. In 1997, a similar lawsuit was filed on behalf of 23 additional plaintiffs. The landfill at issue is the same one that was the subject of a previous lawsuit in Duval County, Texas, by nearby residents, settlement of which was reported on Form 10-K for 1995. In return for a settlement payment, a co-defendant has agreed to indemnify the Company, and its subsidiaries against any judgment in these cases.

Product Litigation

The Company and two subsidiaries, as of December 31, 1998, are defendants in 1,126 asbestos personal injury lawsuits brought by 10,321 primary and 4,588 secondary plaintiffs. In certain of these lawsuits, against the Company and its wholly-owned subsidiary Lac d'Amiante du Quebec, Ltee (LAQ), plaintiffs , who are employees of other companies, allege death or injury resulting from alleged exposure to asbestos fiber supplied by LAQ and other suppliers to their employers' manufacturing operations. The plaintiffs allege a broad range of respiratory and other injuries, including disabling lung changes, asbestosis, cancer, and mesothelioma, and typically allege theories of strict liability, negligence, breach of warranty, misrepresentation, ultra hazardous activity and conduct, conspiracy, concert of action, market share or enterprise liability, and alternative liability. The thrust of the litigation is that the defendants failed to warn the primary plaintiffs of the possible hazards associated with inhalation of asbestos fibers while working with or being exposed to such fibers.

In other such asbestos lawsuits plaintiffs claim exposure to asbestos products (such as insulation and brake linings) manufactured by others. These cases typically allege a failure to warn of possible health hazards associated with those products and proceed on theories similar to those asserted in the cases alleging exposure to LAQ fiber. In many such cases LAQ and Asarco, having never manufactured such products, have obtained dismissals.

Such asbestos cases also include, as of December 31, 1998, 25 cases brought by 4,147 primary plaintiffs against Capco Pipe Company, Inc. (Capco), another wholly-owned subsidiary of the Company.

In 1991, the Judicial Panel on Multidistrict Litigation transferred all asbestos cases pending in federal court to a multi-district litigation (MDL 875) in the

United States District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings. Cases containing less than one percent of LAQ's primary plaintiffs are affected by this action.

In 1996, LAQ and nine former managerial and supervisory employees of Capco were sued in two separate state court actions in Alabama by 53 former Capco employees seeking substantial compensatory and punitive damages for injuries and death allegedly caused by workplace exposure to asbestos on theories of product liability and negligence. Since that time, eight additional former Capco employees have been added to the litigation as plaintiffs and Capco was added as a defendant with respect to one plaintiff not alleged to have been a Capco employee. LAQ settled the claims of three plaintiffs in 1998. Also in 1998, LAQ and nine former managerial and supervisory employees of Capco were sued in another Alabama state court action by five former Capco employees seeking substantial compensatory and punitive damages for injuries allegedly caused by workplace exposure to asbestos. This action was brought under the same theories set forth in the earlier Capco plant worker cases.

In 1996, Asarco was served with a complaint in a purported class action filed in state court in West Virginia that also names as defendants LAQ and 49 other companies. The action is allegedly brought on behalf of a class of over 50,000 persons who were exposed to asbestos at West Virginia work sites and who are allegedly at increased risk of developing cancer. The case seeks the establishment of a medical monitoring fund. The case was subsequently removed to federal court by three of the defendants and was thereafter transferred to MDL
875. In 1998, LAQ and Asarco were named in a purported class action filed in state court in Charleston, West Virginia, against 69 asbestos and tobacco entities. The complaint seeks compensatory and punitive damages and requests an order certifying a class on behalf of persons having claims for personal injury or death arising from exposure to asbestos fibers and cigarette smoke. In 1998, Asarco was served by defendant Owens-Corning with a writ to join over 360 additional defendants, including LAQ and Asarco, in a medical monitoring class action filed in 1996 in Pennsylvania state court.

As of December 31, 1998, LAQ, Asarco, and Capco have settled or been dismissed from a total of approximately 9,821 asbestos personal injury lawsuits brought by approximately 106,246 primary and 60,273 secondary plaintiffs.

Other Litigation

In 1993, the Company was sued by two of its liability insurers, the Insurance Company of North America and California Union Insurance Company, in state court in New Brunswick, New Jersey, for a declaration that the insurers have no insurance obligation for environmental matters for which the Company is seeking coverage. The plaintiff insurance companies also included Asarco's other liability insurers in the lawsuit, and those insurers have sought similar declaratory relief. Asarco has filed cross claims and counterclaims in this lawsuit seeking a court declaration that insurance coverage of its environmental matters does exist. The Company has settled with certain of these insurers, and in January 1997 summary judgment dismissing Asarco's claims was granted in favor of most other insurers. The litigation continues as to the remaining insurers and the Company has appealed the granting of summary judgment.

In 1998, the Company received citations from the federal Occupational Safety and Health Administration alleging safety and health violations at its East Helena, Montana, plant. Total proposed penalties are $247,000. The Company has contested some of the allegations and has reached a partial settlement on certain issues.

Opinion of Management

The opinion of management regarding the outcome of legal proceedings and environmental contingencies, set forth in the Contingencies and Litigation Note 8 to the Financial Statements, is based on considerations including experience relating to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recoveries when not deemed probable. The Company considered such factors in establishing its environmental reserve in December of 1990 and in determining modifications to its reserve thereafter.



Item 4.  Submission of Matters to a Vote of Security Holders.

None.


EXECUTIVE OFFICERS OF ASARCO AND BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS
                                                       (As of February 26, 1999)

                                                                                                               Officer
Name                            Office and Experience                                               Age         Since
----                            ---------------------                                               ---         -----

Richard de J. Osborne      1998-1999  Chairman of the Board and Chief                               64           1975
                                          Executive Officer
                           1994-1998  Chairman of the Board, President and
                                      Chief Executive Officer

Francis R. McAllister      1998-1999  President and Chief Operating Officer                         56           1978
                           1994-1998  Executive Vice President, Copper
                                          Operations

Kevin R. Morano            1998-1999  Executive Vice President and                                  45           1993
                                          Chief Financial Officer
                           1994-1998  Vice President, Finance and Chief
                                          Financial Officer


Augustus B. Kinsolving     1996-1999  Vice President and General Counsel                            59           1983
                           1994-1995  Vice President, General Counsel
                                          and Secretary

Robert J. Muth             1994-1999  Vice President, Government and                                65           1977
                                          Public Affairs

William L. Paul            1997-1999  Vice President, Commercial                                    48           1996
                           1994-1996  Manager, Omaha Plant

Gerald D. Van Voorhis      1994-1999  Vice President, Exploration                                   60           1992

Michael O. Varner          1994-1999  Vice President, Environmental                                 57           1993
                                          Operations

David B. Woodbury          1994-1999  Vice President, Human Resources                               58           1993

Robert Ferri               1995-1999  Secretary                                                     51           1995
                           1994-1995  Associate General Counsel

Christopher F. Schultz     1997-1999  Treasurer                                                     47           1997
                           1994-1997  Assistant Treasurer

William Dowd               1995-1999  Controller                                                    49           1995
                           1994-1995  Assistant Controller

James L. Wiers             1994-1999  General Auditor                                               54           1987


                                                                PART II

Item 5 - Market for Registrant's Common Stock and Related Stockholder Matters

At December 31, 1998, there were 7,054 common stockholders of record. The principal market for Asarco's Common Stock is the New York Stock Exchange. The Stock Exchange symbol for Asarco's common stock is AR. High and low stock prices and dividends for last two years were:

                                                1998                                                   1997
                       ------------------------------------------------------  -----------------------------------------------------
QUARTERS                   1st        2nd        3rd        4th      Year          1st        2nd       3rd       4th       Year
                       ------------------------------------------------------  -----------------------------------------------------
Dividends paid
 per common share          .20        .20        .20        .10       .70          .20        .20       .20       .20       .80

Stock market price:
      High              26 11/16    27 1/2     23 3/4       23      27 1/2       32 1/2     32 1/4      34      31 7/8       34
      Low                20 7/8     21 1/2    15 15/16    15 1/16   15 1/16      25 1/8     26 1/2      30      21 3/4     21 3/4

Item 6 - Selected Financial Data

                FIVE-YEAR SELECTED FINANCIAL AND STATISTICAL DATA
(in millions, except per share and employee data)
                                                       1998           1997           1996           1995(f)        1994
                                                       ----           ----           ----           -------        ----
Consolidated Statement of Earnings
Sales ..........................................   $  2,233       $  2,721       $  2,717       $  3,198       $  2,032
Operating income (loss) ........................       (118)(a)        275(b)         303(d)         487(g)          18(h)
Earnings (loss) before minority interests
                                                       (104)           234            226            299             65
Minority interests .............................        (27)           (91)           (88)          (130)            (1)
Net earnings (loss) ............................       (131)           143(c)         138(e)         169             64(i)
Per common share:
  Net earnings (loss) - Basic ..................   $  (3.29)      $   3.42       $   3.24       $   4.00       $   1.53
  Net earnings (loss) - Diluted ................   $  (3.29)      $   3.42       $   3.23       $   3.98       $   1.52
Dividends to common stockholders ...............   $   0.70       $   0.80       $   0.80       $   0.70       $   0.40
Consolidated Statement of Cash Flows
Cash provided from (used for)
 operating activities ..........................   $     62       $    321       $    267       $    489       $    (10)
Dividends to common stockholders ...............         28             34             34             30             17
Capital expenditures ...........................        371            322            286            338             98
Depreciation and depletion .....................        145            131            119            119             83
Consolidated Balance Sheet

Total assets ...................................   $  4,024       $  4,110       $  4,120       $  4,327       $  3,291
Inventories - replacement cost in excess of LIFO
  inventory costs ..............................         74             86            115            137            143
Total cash and marketable securities ...........        216            416            193            281             18
Long-term debt .................................      1,015            850            759          1,063            915
Common stockholders' equity ....................      1,525          1,694          1,737          1,707          1,517
Common Stock

Common shares outstanding ......................       39.7           39.7           42.8           42.6           42.1
Price-high .....................................   $ 27 1/2       $     34        $35 7/8        $36 1/2        $34 7/8
     -low ......................................   $15 1/16        $21 3/4        $23 3/4        $24 3/8        $21 3/8
Book value per common share ....................   $  38.45       $  42.71       $  40.56       $  40.11       $  36.04
Price/Earnings ratio ...........................       --             6.56           7.68           8.01          18.65
Dividends to common stockholders as a percent of
  earnings .....................................       --             23.4%          24.7%          17.5%          26.2%
Financial Ratios
Current assets to current liabilities
                                                        1.9            2.3            1.8            1.9            1.6
Debt as a % of capitalization ..................       33.7%          28.3%          26.7%          34.1%          38.1%
Debt as a % of capitalization, net
 of excess cash ................................       30.0%          20.2%          24.1%          32.1%          38.1%
Employees (at year-end) ........................     11,100         11,800         11,800         12,200          8,000




Notes to Five-Year Selected Financial and Statistical Data

(a) Includes charges in the first quarter of $20.0 to reflect the effect of the sale of the Missouri Lead Division and $10.0 related to SPCC's $30 million cost reduction program. The fourth quarter includes charges of $9.5 for the three year suspension of operations at the Company's copper smelter in El Paso, Texas, $9.8 to write down the book value and provide for the closure costs of the Company's Black Cloud lead-zinc mine in Leadville, Colorado, $10.9 for the transfer of SPCC's ownership of the Ilo townsite to its worker occupants and the city of Ilo, Peru, and $7.7 to increase reserves for certain employee benefit plans and for severance and other costs related to the Company's cost reduction program. The fourth quarter also includes a charge of $33.2 ($54.0 in charges offset by $20.8 in anticipated insurance and other recoveries) to increase reserves for closed plants and environmental matters.

(b) Environmental charges of $22.1 in 1997 includes third quarter charges of $30.0 offset entirely by anticipated insurance recoveries.

(c) Includes a $47.6 after-tax gain ($73.3 pre-tax) from the sale of shares of Grupo Mexico.

(d) Includes a $15.0 charge ($67.7 in charges offset by $52.7 in insurance settlements and other recoveries) for closed plant and environmental matters.

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

(g) Includes a $139.4 charge to add to the Company's reserve for closed plant and environmental matters, to provide for asset impairments and plant closures and to write down certain in-process inventory to net realizable value.

(h) Includes a $65.5 pre-tax charge to add to the Company's reserve for closed plant and environmental matters.

(i) Includes a $31.9 after-tax gain ($58.5 pre-tax) from the sale of the Company's remaining interest in Asarco Australia Limited.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

1998 was a difficult year for Asarco. However, despite its poor financial results the Company was successful in improving its cost structure and operating efficiency and made progress on several of its important strategic objectives.

The Company reported a net loss for 1998 of $130.6 million, or $3.29 per share. Results for 1998 include after-tax charges totaling $60.7 million or $1.53 per share, principally for asset write-downs, an increase in reserves for environmental liabilities and severance and employee benefit costs.

Net earnings in 1997 and 1996 were $143.4 million and $138.3 million, respectively. Results for 1997 included after-tax gains totaling $47.6 million ($73.3 million pre-tax), or $1.13 per share, from the sale of shares of Grupo Mexico, S.A. de C.V. (Grupo Mexico), Mexico's largest mining company. Results for 1996 included an after-tax gain of $39.0 million ($60.1 million pre-tax) from the sale of the Company's interest in MIM Holdings Limited (MIM), an Australian based mining company, and a $7.2 million after-tax gain ($11.1 million pre-tax) from the sale of a 25% interest in the Company's Silver Bell project.

The Company's earnings are heavily influenced by the prices for its metals as established on United States and international commodity exchanges. The loss reported by the Company in 1998 reflects the low copper prices which existed throughout 1998.

In 1998, the copper price declined to an 11 year low. In response to the lower prices, the Company initiated a cost reduction program which has been successful in reducing costs and mitigating part of the effect of low copper prices on the Company's operating results. Southern Peru Copper Corporation (SPCC), a 54.3% owned subsidiary, also instituted a similar cost reduction program. Both cost reduction programs included staff reductions, operational improvements, and reductions in purchased services.

In the fourth quarter of 1998, the Company announced a three year suspension of operations at its copper smelter located in El Paso, Texas. Increased production capacity at El Paso had required the purchase of concentrates for the smelter to operate efficiently. Current market terms for smelting and refining fell to levels making such purchases unremunerative. The lower terms were the result of a worldwide shortage of copper concentrates, particularly in the southwest United States. These same market conditions allowed the Company to sell its own concentrate production, which would have been treated at El Paso, on favorable terms for a three year period. During the suspension, El Paso will be maintained so that it may be returned to full operations at the end of the three year period. The workforce will be reduced by approximately 370 employees as a result of the suspension.

In January 1999, the Company announced the closure of its Black Cloud lead-zinc mine in Leadville, Colorado due to the depletion of ore reserves. The Company is continuing an exploration program at Leadville seeking new ore reserves. The closure resulted in the termination of approximately 100 employees. The Company wrote down its investment in the mine and accrued closure costs in the fourth quarter of 1998.

Included among the Company's important achievements in 1998 were:

o In the fourth quarter of 1997, the Company announced the implementation of a Company wide cost reduction program designed to improve annual operating results by $50 million. SPCC instituted its own $30 million cost reduction program in the first quarter of 1998. These programs are estimated to have benefited the Company's 1998 pre-tax results by approximately $72 million.

o The Company's beneficial interest in mined copper production grew nearly 5.0% to one billion pounds. At the same time, the Company reduced its cash cost of producing copper by almost 5 cents per pound in 1998 to just under 65 cents.

o The Company's North American copper operations increased the production of low-cost solvent extraction/electrowinning (SX/EW) copper by nearly 40%. Use of a new leaching technology at the Company's Ray Mine in Arizona led to a 24% increase in its SX/EW production. The balance of the increase was attributable to a full year's production at the Company's 75% owned Silver Bell SX/EW facility which commenced operations in mid-1997.

o In September 1998, the Company sold its Missouri Lead Division (MLD), an integrated lead mining business. The Company realized in excess of $55 million from the sale and retains a royalty interest in the properties. MLD's ore reserves were limited and presented little opportunity for expansion. The sale enabled the Company to concentrate its resources on its core businesses.

o Profits at Enthone-OMI, the Company's specialty chemicals business grew 5.0% in 1998 to $30.9 million. In addition, Enthone-OMI acquired Deutsche Oberflachentechnik GmbH (DOT) in April 1998. The acquisition, which benefited earnings in 1998, significantly expands Enthone-OMI's marketing and technology position in the important German specialty chemicals market.

o American Limestone, through which the Company conducts its aggregates business, had a 5.8% increase in profits in 1998 to $14.6 million, representing American Limestone's fifth year in a row of record profits.

o SPCC substantially completed the $245 million expansion of the Cuajone mine in the fourth quarter of 1998. The concentrator now has the capacity to treat 96,000 tons of ore per day. The expansion will add 130 million pounds of copper production annually.


Sales: Sales were $2.2 billion in 1998 and $2.7 billion in 1997 and 1996. The decrease in sales in 1998 is due to the reduction in metal prices, principally copper. Higher copper, specialty chemicals and aggregates sales volumes were offset by lower refined lead sales volumes due to the sale of MLD in the third quarter of 1998. In 1997, sales reflect higher copper, specialty chemicals and aggregates sales volumes offset by the lower metal prices in 1997 compared to 1996 and lower lead and silver sales volumes due to the termination of refining operations at the Omaha, Nebraska refinery in June 1996.

Price/volume data:

  Average Metal Prices                       1998        1997        1996
  --------------------                       ----        ----        ----

Copper (per pound - COMEX) ........      $   0.75    $   1.04    $   1.06
Copper (per pound - LME) ..........          0.75        1.03        1.04
Lead (per pound - LME) ............          0.24        0.28        0.35
Silver (per ounce - Handy & Harman)          5.53        4.89        5.18
Zinc (per pound - LME) ............          0.46        0.60        0.47
Molybdenum (per pound - Metals
               Week Dealer Oxide) .          3.31        4.18        3.61




  Metal Sales Volume (1)(2)            1998         1997          1996
  -------------------------            ----         ----          ----
Copper...  (000s pounds)
  Asarco ...................        1,188,800    1,113,300     1,103,700
  SPCC .....................          752,100      744,000       694,300
                                    ---------     ---------    ---------
  Consolidated .............        1,940,900    1,857,300     1,798,000

  Asarco Beneficial Interest        1,578,300    1,502,800     1,467,500

Lead ...   (000s pounds)
  Asarco ...................          159,400      255,000       295,800

Silver ..  (000s ounces)
  Asarco ...................           16,263       19,350        26,955
  SPCC .....................            3,288        3,086         3,110
                                    ---------    ---------     ---------
  Consolidated .............           19,551       22,436        30,065

  Asarco Beneficial Interest           18,013       20,978        28,584

Zinc .......(000s pounds) (3)
  Asarco ...................          151,200      146,000       200,500

Molybdenum (000s pounds) (3)
  Asarco ...................            4,950        5,346         6,470
  SPCC .....................            9,677        9,398         8,813
                                    ---------    ---------     ---------
  Consolidated .............           14,627       14,744        15,283

  Asarco Beneficial Interest           10,096       10,307        11,088

         (1) SPCC presented at 100%. The Company's equity interest in SPCC at December 31, 1998 was 54.3% and 54.1% at December 31, 1997 and 1996 and its voting interest was 63.1%, 63.1% and 62.6% at December 31, 1998, 1997 and 1996, respectively. The Company's beneficial economic interest in the operations of SPCC, net of the remaining labor shares interest, was 53.2%, 53.0% and 52.6% at December 31, 1998, 1997 and 1996, respectively.

         (2) Effective February 1996, Asarco's beneficial interest in Silver Bell L.L.C. is 75%.

         (3) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents pounds of zinc and molybdenum metal contained in those concentrates.

Most of the Company's copper is sold as refined metal under annual contracts or on a spot sale basis. The balance of the Company's copper and all of its zinc production are sold in the form of concentrates under contracts of one to three years duration. Silver and gold are sold under monthly contracts or in spot sales. Revenue is recognized primarily in the month product is shipped to customers based on prices provided in sales contracts. When the price is not determinable at the time of shipment to customers, revenue is recognized based on prices prevailing at the time of shipment with final pricing generally occurring within three months of shipment. Revenues with respect to these sales are adjusted in the period of settlement to reflect final pricing and in periods prior to settlement to reflect any decline in market prices which may occur between shipment and settlement.

Derivative Instruments: The Company uses derivative instruments to manage its exposure to market risk from changes in commodity prices, interest rates or the value of its assets and liabilities. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

HEDGING:

Metal Futures Contracts: The majority of the Company's activities involving metal futures contracts are designed to match the price realized for the Company's metal production as close as possible to the average monthly market price during the month the Company makes shipments to customers. Sales contracts with customers may provide for pricing in a month other than the month of shipment. For instance, in cases where pricing is established in a month later than the month of shipment, the Company will sell forward an equivalent amount of metal to the month that the price with the customer is established. The gain or loss on these forward contracts is offset with a lower or higher price on the customer invoice. Metal futures contracts are also used to hedge the price of metals purchased by the Company from third parties. Gains and losses on the liquidation of futures contracts are included in earnings at the same time revenue from the related sale transactions are recognized.

At December 31, 1998 and 1997, the Company's aggregate metal futures contract positions were as follows:

(in thousands)

                                                       Notional      Unrealized
                                         Weight         Values       Gain (Loss)
                                         ------         ------       -----------
1998
Copper (pounds) ...............          71,860         $48,207         $ 1,457
Silver (ounces) ...............           5,630         $28,078         $  (184)
Gold ..(ounces) ...............              32         $ 9,374         $   206
Lead ..(pounds) ...............           3,362         $   742         $   (13)

1997
Copper (pounds) ...............          74,950         $60,180         $ 2,194
Silver (ounces) ...............           4,300         $23,664         $(2,085)
Gold . (ounces) ...............              15         $ 4,320         $    (3)
Lead ..(pounds) ...............          23,698         $ 6,914         $  (838)

In the preceding table notional values represent the purchase or sales price of the metal under contract. The unrealized gain or loss, if any, is the increase or decrease in the value of the contract as of the date indicated.

In the event of a hypothetical 10 percent unfavorable change in the metals prices on the Company's December 31, 1998 positions, the Company would incur a loss of $2.8 million including the unrealized gain or loss displayed in the table above. However, any such additional loss would be offset by a corresponding gain on the related customer contracts being hedged. Since the notional value displayed in the table above represents the absolute sum of all outstanding futures contracts, it is not an accurate measure of risk to the Company from these transactions.

Price Protection: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or create synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Synthetic put options consist of a call option and a forward sale of the same quantity of metal. These put options establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold. Earnings include gains from option sales and exercises, primarily related to copper, of $11.0 million in 1998, $25.8 million in 1997 and $27.1 million in 1996.

At December 31, 1998, the Company did not hold any put options.

Fuel Swaps: The Company may enter into fuel swap agreements to limit the effect of increases in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized as a component of cost of products and services. As of December 31, 1998 and 1997, the Company had entered into the following fuel swap agreements:

                                                                       Weighted
                                                                       Average
                                                   Quantity            Contract
Fuel Type                          Period          (Barrels)            Price
---------                          ------          ---------            -----
1998

Residual Oil ............         1/99-9/99         1,095,000         $    9.84
Diesel Fuel .............         1/99-9/99           564,000         $   15.35

1997
Residual Oil ............        1/98-12/98           540,000         $   13.57
Diesel Fuel .............        1/98-12/98           200,500         $   21.17

In the event of a hypothetical 10 percent decrease in the respective oil prices on the Company's December 31, 1998 positions, the Company would incur higher production costs of approximately $3.4 million over the life of the contracts than it would have incurred had the exposure not been hedged.

Interest Rate Swaps: The Company may enter into interest rate swap agreements to limit the effect of interest rates on any floating rate debt. The differential to be paid or received as interest rates change is recorded in interest expense. During 1995, the Company entered into three swap agreements, expiring between 1998 and 2000, with an aggregate notional amount of $115.0 million. During 1998, two of the interest rate swaps with an aggregate notional amount of $100.0 million expired. At December 31, 1998, the effect of the one remaining interest rate swap agreement with an aggregate notional amount of $15.0 million is to limit the interest rate exposure on its $15.0 million, 5 year term loan to 6.8%. Interest expense would have been lower by $0.4 million in 1998, $0.6 million in 1997 and $0.7 million in 1996 had the Company not hedged its exposure.

In the event of a hypothetical decrease of 1% in the prevailing interest rate, the Company would incur higher interest expense of approximately $0.3 million over the remaining life of the contract than it would have incurred had the exposure not been hedged.

TRADING:

Price protection programs utilizing synthetic puts may be implemented in steps. In cases where the step approach is used, the Company's objective is to take advantage of current market conditions to minimize its cost of the synthetic put. Until a synthetic put is completed, any calls not matched with a forward sale are considered trading activities and are marked to market with the gain or loss, if any, recorded in earnings. Earnings include losses of $0.2 million in

1998 and gains of $0.5 million in 1997 from the sale or exercise of call options. Earnings also include losses of $1.9 million in 1998, gains of $3.6 million in 1997 and losses of $0.1 million in 1996 from mark to market adjustments. At December 31, 1998, the Company did not hold any call options.

The Company may hold positions in the metals futures markets for metals which it produces but which are not related to any specific sales to customers. These contracts are considered trading activities and are marked to market with the gain or loss, if any, recorded in earnings. At December 31, 1998 and 1997, such futures positions were not material.

Cost of Products and Services: Cost of products and services was $2.0 billion in 1998 and $2.1 billion in 1997 and 1996. In 1998, cost of products and services includes a $9.5 million provision for costs associated with the three year suspension of operations at the Company's copper smelter in El Paso, Texas, $9.3 million for the closure of the Company's Black Cloud lead-zinc mine in Leadville, Colorado, $1.1 million for the transfer of SPCC's ownership of the
Ilo townsite to its worker occupants and the city of Ilo, Peru, and $13.3 million to increase reserves for certain employee benefit plans and for severance and other costs in connection with the Company's cost reduction programs. In addition, 1998 reflects a decrease in costs due to the sale of MLD in the third quarter of 1998 and lower production costs as a result of the Company's cost reduction programs partially offset by increased copper, specialty chemicals and aggregates sales volume.

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

Cost of products and services was reduced by $1.6 million in 1998, $16.7 million in 1997 and $5.3 million in 1996 as a result of the liquidation of a portion of the Company's LIFO inventories, principally as a result of the sale or disposition of operations.

As a result of its $1 billion expansion program, SPCC's electric power requirements will increase significantly requiring the construction of substantial additional generating capacity. In the second quarter of 1997, SPCC sold its existing power plant to an independent power company. In connection with the sale, a power purchase agreement was also completed, under which SPCC agreed to purchase its power needs for the next twenty years. Under the agreement, SPCC's cost of power will increase somewhat from its 1996 level, however, SPCC will avoid the significant capital expenditures that would be required to meet the needs of expanded operations.

Other Expenses: Selling, administrative and other expenses were $144.3 million in 1998, $137.7 million in 1997, and $132.8 million in 1996. The year over year increases are primarily due to an increase in selling expenses related to the specialty chemicals business, partially offset by a reduction in corporate administrative costs.

Depreciation and depletion expense was $144.6 million in 1998, $130.8 million in 1997, and $118.6 million in 1996. In 1998, the higher depreciation is primarily related to the use of the additional mine equipment which was part of the expansion of the Cuajone mine in Peru. The increase in 1997 over 1996 reflects a full year's depreciation of the sulfuric acid plant and additional assets related to the Cuajone and Toquepala mines in Peru, and the SX/EW facility at the Company's 75% owned Silver Bell mine in Arizona, which commenced operations in July 1997.

Research and exploration expense was $27.0 million in 1998, $43.2 million in 1997 and $37.6 million in 1996. The reduction in 1998 reflects lower spending for domestic and foreign exploration as part of the Company's cost reduction program, and the capitalization of expenses in 1998 with respect to certain identified mineral resources. The higher spending levels in 1997 and 1996 reflect exploration expenditures on projects in French Guiana, Peru and Chile.

Asset dispositions and impairments include $20.0 million to reflect the effect of the sale of MLD, $0.5 million to write down the property value of the Black Cloud lead-zinc mine in Leadville, Colorado and $9.8 million for the transfer of SPCC's ownership of the Ilo townsite to its worker occupants and the city of Ilo, Peru.

The Company applies the American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides authoritative accounting guidance with regard to recognizing, measuring and disclosing environmental liabilities. Environmental and other closed plant charges, including mine reclamation costs for active and closed properties, were $42.1 million in 1998 ($62.9 million in charges offset by $20.8 million in anticipated insurance and other recoveries), $22.1 million in 1997 ($52.3 million in charges offset by $30.2 million in anticipated insurance and other recoveries), and $16.7 million in 1996 ($69.4 million in charges offset by $52.7 million in anticipated insurance and other recoveries) including $10.0 million for the effect of the initial application of SOP 96-1.

Nonoperating Items: Interest expense was $67.8 million in 1998, $74.2 million in 1997 and $76.4 million in 1996. In 1998, interest expense reflects the Company's lower borrowing rates on floating rate debt. The decrease in 1997 reflects lower average borrowings due to the use of proceeds from the sale of the Company's interest in MIM in the second quarter of 1996 and the sales of shares of Grupo Mexico in the second and third quarters of 1997.

Other income was $28.8 million in 1998, $33.8 million in 1997 and $29.1 million in 1996. The decrease in 1998 reflects lower equity earnings from Silver Valley Resources, a 50% owned equity investment, and lower interest income, partially offset by an insurance recovery in Peru. The increase in 1997 from 1996 reflects a dividend from Grupo Mexico and higher equity earnings, principally from Silver Valley Resources.

Taxes on Income: The Company's effective tax rate is lower than the statutory rate primarily because of the percentage depletion and dividends received deductions which are permitted for U.S. tax purposes. The effective tax rate was lower in 1997 compared with 1998 principally due to tax incentives approved by the Government of Peru in 1997 in connection with the expansion of SPCC's Cuajone mine. The Company's tax expense includes substantial foreign taxes, primarily attributable to SPCC's Peruvian Branch. Subject to certain limitations these taxes have been applied as credits to reduce U.S. federal income tax otherwise due.

As of December 31, 1998, the Company's recorded benefit for tax net operating loss carryforwards was $200.8 million. The Company believes that it is more likely than not that these carryforwards, which expire in years 2008 through 2018, will reduce future federal income taxes otherwise payable.

Cash Flows - Operating Activities: Net cash provided from operating activities was $62.3 million in 1998 compared with $321.3 million in 1997 and $267.3 million in 1996. The decrease in 1998 from 1997 is primarily due to lower earnings as a result of lower copper prices partially offset by the cash savings from the Company's cost reduction programs.

The increase in 1997 from 1996 is primarily a result of cash provided from operating assets and liabilities which reflects a decrease in accounts receivable due to the decline in copper prices during the final months of 1997 and proceeds received from insurance settlements related to environmental liabilities.

In 1996, other cash used for operating assets and liabilities included payments by SPCC in 1996 of income taxes and workers' participation accrued in 1995. These uses of cash were partially offset by proceeds received from insurance settlements related to environmental matters.

Cash Flows - Investing Activities: Net cash used for investing activities was $188.1 million in 1998, compared with $167.3 million in 1997 and cash provided of $93.8 million in 1996. The increase in capital expenditures in 1998 reflects the expansion project at the Cuajone mine. Other investing activities in 1998 include proceeds from held-to-maturity securities at SPCC, proceeds from the sale of the Company's MLD partially offset by the acquisition of DOT in April 1998.

The increase in capital expenditures in 1997 from 1996 reflects the expansion project at the Cuajone mine. Other investing activities in 1997 included proceeds of $322.5 million from the sales of shares of Grupo Mexico partially offset by the investment of the proceeds from the SPCC financing activities in held-to-maturity investments.

Other investing activities in 1996 included the sale of MIM stock, the sale of a 25% interest in the Company's Silver Bell project, and proceeds from the maturity of held-to-maturity investments, primarily at SPCC.

The Company's planned capital expenditures in 1999 are estimated to be approximately $375 million. Included in 1999 are expenditures related to the modernization and expansion of SPCC's Ilo smelter, expansion of the SX/EW facility at Toquepala and completion of the Cuajone mine expansion.

Liquidity and Capital Resources: At December 31, 1998, the Company's debt as a percentage of total capitalization (the total of debt, minority interests and equity) was 33.7%, compared with 28.3% at the end of 1997 and 26.7% at the end of 1996. Consolidated debt at the end of 1998, including the debt of SPCC, none of which is guaranteed by Asarco, was $1,047.6 million, compared with $878.9 million in 1997 and $814.3 million in 1996. Additional indebtedness permitted under the terms of the Company's most restrictive covenants was $560.4 million at December 31, 1998. In addition, under the most restrictive covenants of SPCC's loan agreements, SPCC would have been permitted additional indebtedness of $874.4 million at December 31, 1998.

The increase in debt in 1998 reflects the Company's partial usage of its revolving credit line. Debt includes the private placement by SPCC of $150.0 million of Secured Export Notes in the United States and international markets and the sale by SPCC of $50.0 million of 8.25% bonds due 2004 to investors in Peru during 1997. The Secured Export Notes which were issued with an average maturity of seven years and a final maturity in 2007 were priced at par with a coupon rate of 7.9%.

The Company has two revolving credit agreements that permit borrowings of up to $800 million of which $150 million was drawn at December 31, 1998. One facility for $300 million expires in May 2003 and the other facility for $500 million expires in May 2002. The borrowings bear interest based on LIBOR, the CD rate or the prime rate.

Under the most restrictive terms of the credit agreements, the Company must maintain a tangible net worth, as defined, of at least $1 billion. Tangible net worth, as defined, was $1.5 billion at December 31, 1998.

In January 1998, the Company completed a refinancing of three tax exempt debt issues and called for the redemption of the existing bonds. The aggregate principal amount of the refinancing was $132.8 million. The refinancing is expected to reduce the Company's annual interest costs by approximately $3.3 million. In October 1998, the Company completed a refunding of tax exempt debt of $22.2 million, which was due to expire in December 1998. The terms of the refunding extend the maturity of the debt to 2018 at an interest rate of 5.6%. In November 1998, the Company sold a new tax exempt debt issue of $34.8 million with a coupon rate of 5.85% maturing in 2033.

In 1997, SPCC entered into a $600 million, seven-year credit agreement with a group of international financial institutions. The agreement consists of a $400 million term loan facility and a $200 million revolving credit facility. The interest rate during the first three years of the agreement on any loans outstanding is LIBOR plus 1.75% per annum for term loans and LIBOR plus 2.00% for revolving credit loans. No amounts have been drawn by SPCC under this agreement as of December 31, 1998. SPCC's loan agreements are not guaranteed by Asarco. The funds raised in 1997, the loan facility of $600 million and internally generated funds are expected to provide the Company with sufficient resources to complete the $1 billion expansion program at SPCC.

Some of SPCC's financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, SPCC may pay dividends to stockholders equal to 50% of its net income for any fiscal quarter as long as such dividends are paid by June 30 of the following year. As a result, at December 31, 1998, $588.4 million of SPCC's net assets included in the Company's consolidated net assets are unavailable for the payment of dividends.

Financing activities in 1997 included the repurchase of 3.3 million shares of the Company's stock for approximately $100 million which reduced the number of outstanding shares by approximately 7.7% to slightly under 40 million shares.

The Company has on file with the Securities and Exchange Commission a universal shelf registration statement covering the future issuance of up to $300 million in equity and debt securities. The Company has no immediate plans to issue securities and the registration is intended to provide the Company with the flexibility to access the capital markets when appropriate.

The Company's cash and marketable securities at December 31, 1998 were $215.8 million including $198.1 million held by SPCC. The Company expects that it will meet its cash requirements in 1999 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

Dividends and Capital Stock: The Company paid dividends to common stockholders of $27.8 million, or 70 cents per share, in 1998, $33.6 million, or 80 cents per share, in 1997 and $34.2 million, or 80 cents per share, in 1996. In addition, SPCC paid dividends to minority interests of $19.5 million in 1998, $49.4 million in 1997 and $58.3 million in 1996. At the end of 1998, the Company had 39,652,000 common shares issued and outstanding, compared with 39,663,000 at the end of 1997 and 42,824,000 at the end of 1996.

Closed Plants and Environmental Matters: Reserves for closed plants and environmental matters, including accrued mine reclamation costs for active and closed properties, totaled $144.4 million and $146.6 million at December 31, 1998 and 1997, respectively. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures against these reserves were $67.2 million in 1998, $57.4 million in 1997, and $55.6 million in 1996.

On January 23, 1998, the Company, the United States Department of Justice and EPA announced the signing of a multi-region voluntary agreement covering a broad range of environmental issues affecting most of the Company's United States operations. The two consent decrees containing the agreement were filed in United States District Courts in Phoenix, Arizona and Helena, Montana and have been approved by both courts subsequent to public comment. Pursuant to the agreement, which resolves numerous issues that were being negotiated and litigated separately, the Company has paid $6.4 million in penalties and will undertake capital construction projects estimated at $61.5 million, to be spent over six years.

Impact of New Accounting Standards: In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." This statement which is effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. This statement will not have a material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement which is effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently assessing the impact of this statement.

Year 2000: The Company has implemented a three phase program to identify and resolve Year 2000 (Y2K) issues related to the integrity and reliability of its computerized information systems as well as computer systems embedded in its production processes. Phase one of the Company's program which involved an assessment of Y2K compliance of the Company's computerized information systems and embedded computer systems has been completed. In phase two of the program the Company is modifying or replacing all non-compliant systems. As of December 31, 1998, approximately 95% of the Company's systems and 60% of SPCC's systems have been tested and are Y2K compliant with the remainder expected to be tested and be Y2K compliant by the second quarter of 1999. The Company continues to test these systems where appropriate.

As of December 31, 1998, the Company had spent approximately $1.9 million in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $1.1 million including its beneficial interest in SPCC's costs to complete phases two and three of the program.

Under the third phase of the program the Company has sent detailed information requests to its principal customers, suppliers and service providers to determine the status of their Y2K compliance. As of December 31, 1998, the Company received confirmations from approximately 68% indicating that they are or will be Y2K compliant. The Company expects to have further communications with those who have not responded or have indicated further work was required to achieve Y2K compliance. The third phase of the program is expected to be completed in the first quarter of 1999. SPCC has sent surveys to its major customers, suppliers and service providers and also expects to complete this phase of its program in the first quarter of 1999.

Among other things, the Company's operations depend on the availability of utility services, principally electricity, and reliable performance by domestic and international transportation services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance would have an adverse impact on the Company's financial results, the significance of which would depend on the length and severity of the disruption. The Company is currently identifying alternatives and will complete a contingency plan for each of its principal operations by March 1999. The purpose of the contingency plan is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.

The above estimates and conclusions contain forward-looking statements and are based on management's best estimate of future events. Actual results could differ materially depending on the availability of resources and the Company's ability to identify and correct all Y2K issues.

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



Item 8 - Financial Statements and Supplementary Data

                               ASARCO Incorporated
                                and Subsidiaries
                       CONSOLIDATED STATEMENT OF EARNINGS

(in thousands, except per share amounts)

For the years ended December 31,                                         1998                     1997                   1996
                                                                         ----                     ----                   ----

Sales of products and services                                        $2,233,068               $2,721,048             $2,716,784
                                                             ----------------------- ----------------------- ----------------------

Operating costs and expenses:
 Cost of products and services                                         1,962,790                2,112,640              2,107,701
 Selling, administrative and other                                       144,324                  137,657                132,779
 Depreciation and depletion                                              144,636                  130,802                118,569
 Research and exploration                                                 26,954                   43,186                 37,609
 Asset dispositions and impairments                                       30,298                        -                      -
 Environmental and other closed plant charges, net of
    recoveries                                                            42,123                   22,074                 16,687
                                                             ----------------------- ----------------------- ----------------------
Total operating costs and expenses                                     2,351,125                2,446,359              2,413,345
                                                             ----------------------- ----------------------- ----------------------

Operating income (loss)                                                 (118,057)                 274,689                303,439
Interest expense                                                         (67,787)                 (74,247)               (76,442)
Other income                                                              28,847                   33,845                 29,084
Gain on sale of investments and other interests
                                                                               -                   73,281                 71,158
                                                             ----------------------- ----------------------- ----------------------
Earnings (loss) before taxes on income and minority
  interests                                                             (156,997)                 307,568                327,239
Taxes on income (benefit)                                                (53,016)                  73,571                100,572
                                                             ----------------------- ----------------------- ----------------------

Earnings (loss) before minority interests
                                                                        (103,981)                 233,997                226,667
Minority interests in net earnings of consolidated
  subsidiaries                                                           (26,659)                 (90,605)               (88,331)
                                                             ======================= ======================= ======================
Net earnings (loss)                                                    $(130,640)               $ 143,392              $ 138,336
                                                             ======================= ======================= ======================

Per share amounts:
  Net earnings (loss):
   Basic                                                                  $(3.29)                   $3.42                  $3.24
   Diluted                                                                $(3.29)                   $3.42                  $3.23

  Dividends to common stockholders                                        $ 0.70                    $0.80                  $0.80

  Weighted average common shares outstanding:
   Basic                                                                  39,655                   41,903                 42,711
   Diluted                                                                39,655                   41,976                 42,769


The accompanying notes are an integral part of these financial statements.



                               ASARCO Incorporated
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
At December 31,                                                                        1998                   1997
                                                                                       ----                   ----
Current assets:
  Cash and cash equivalents                                                        $  193,048             $  210,559
  Marketable securities                                                                22,705                205,317
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $9,275 and $8,121
                                                                                      340,916                375,904
   Other                                                                               68,876                 71,062
  Inventories                                                                         352,411                362,119
  Other assets                                                                        104,809                 74,967
                                                                                   -----------------------------------------
     Total current assets                                                           1,082,765              1,299,928
                                                                                   -----------------------------------------
Investments:
  Available-for-sale and other at cost                                                121,532                126,843
  Equity method                                                                        64,465                 61,337
                                                                                   -----------------------------------------
     Total investments                                                                185,997                188,180
                                                                                   -----------------------------------------

Property, net                                                                       2,526,567              2,418,810
Other assets including intangibles, net                                               228,480                203,484
                                                                                   -----------------------------------------
        Total Assets                                                               $4,023,809             $4,110,402
                                                                                   =========================================
LIABILITIES
Current liabilities:
  Bank loans                                                                       $    4,963             $      204
  Current portion of long-term debt                                                    27,676                 28,712
  Accounts payable:
     Trade                                                                            265,912                289,234
     Other                                                                             70,589                 63,605
  Salaries and wages                                                                   27,268                 35,788
  Taxes on income                                                                      84,007                 62,565
  Reserve for closed plant and environmental matters                                   53,394                 44,164
  Other                                                                                47,611                 49,534
                                                                                   -----------------------------------------
     Total current liabilities                                                        581,420                573,806
                                                                                   -----------------------------------------

Long-term debt                                                                      1,014,942                849,991
Deferred income taxes                                                                  56,045                118,289
Reserve for closed plant and environmental matters                                     90,985                102,432
Postretirement benefit obligation                                                     108,741                104,491
Other liabilities and reserves                                                        113,754                133,609
                                                                                   -----------------------------------------
     Total non-current liabilities                                                  1,384,467              1,308,812
                                                                                   -----------------------------------------

Contingencies (Footnote 8)

MINORITY INTERESTS                                                                    533,329                533,911
                                                                                   -----------------------------------------

PREFERRED STOCKHOLDERS' EQUITY
Authorized - 10,000,000 shares without par value;
  none issued                                                                              -                      -
COMMON STOCKHOLDERS' EQUITY
Authorized - 80,000,000 common shares without par
  value: Issued shares: 1998 and 1997 - 45,039,878                                    679,991                679,991
Accumulated other comprehensive income (loss), net
  of tax                                                                               (6,989)                 3,389
Retained earnings                                                                   1,009,626              1,168,064
Treasury stock (at cost) - common shares 1998 - 5,388,155; 1997 - 5,377,339
                                                                                     (158,035)              (157,571)
                                                                                   -----------------------------------------
     Total common stockholders' equity                                              1,524,593              1,693,873
                                                                                   =========================================
        Total Liabilities, Minority Interests,
         Preferred and Common Stockholders' Equity                                 $4,023,809             $4,110,402
                                                                                   =========================================

The accompanying notes are an integral part of these financial statements.




                                                     ASARCO Incorporated
                                                      and Subsidiaries
                                            CONSOLIDATED STATEMENT OF CASH FLOWS



(Dollars in thousands)

For the years ended December 31,                                                             1998            1997            1996
                                                                                             ----            ----            ----
OPERATING ACTIVITIES
Net earnings (loss) ............................................................          $(130,640)      $ 143,392       $ 138,336
Adjustments to reconcile net earnings (loss) to net cash provided from (used for) operating activities:
  Depreciation and depletion ...................................................            144,636         130,802         118,569
  Provision (benefit) for deferred income taxes ................................            (73,373)        (12,074)         26,302
  Treasury stock used for employee benefits ....................................              1,603           3,272           5,707
  Undistributed equity (earnings) losses .......................................              1,348          (3,934)           (438)
  Net (gain) loss on asset dispositions and
    impairments ................................................................             30,460         (69,671)        (72,321)
  Increase (decrease) in reserves for closed plant
    and environmental matters ..................................................             (2,217)         (6,268)         12,807
  Minority interests ...........................................................             26,659          90,605          88,331
  Cash provided from (used for) operating assets and liabilities:
      Accounts receivable ......................................................             37,475          88,416         (27,200)
      Inventories ..............................................................              9,735          19,376         (23,742)
      Accounts payable and accrued liabilities .................................                363         (87,981)         49,193
      Other operating assets and liabilities ...................................             12,959          27,527         (41,527)
      Foreign currency transaction (gains) losses ..............................              3,266          (2,196)         (6,739)
                                                                                          ---------       ---------       ---------
Net cash provided from operating activities ....................................             62,274         321,266         267,278
                                                                                          ---------       ---------       ---------

INVESTING ACTIVITIES
Capital expenditures ...........................................................           (370,782)       (322,436)       (286,474)
Sale of property and businesses ................................................             50,638          47,426          20,109
Purchase of cost investments and businesses ....................................            (40,195)        (12,650)         (5,800)
Sale of available-for-sale securities ..........................................             65,462         417,831         371,058
Purchase of available-for-sale securities ......................................            (75,865)        (93,945)        (46,513)
Proceeds from held-to-maturity investments .....................................            245,246           1,036          42,455
Purchase of held-to-maturity investments .......................................            (62,634)       (204,590)         (1,002)
                                                                                          ---------       ---------       ---------
Net cash provided from (used for) investing activities
                                                                                           (188,130)       (167,328)         93,833
                                                                                          ---------       ---------       ---------

FINANCING ACTIVITIES
Debt incurred ..................................................................            523,478         283,024          53,303
Debt repaid ....................................................................           (355,371)       (218,184)       (360,847)
Escrow deposits(withdrawals)on long-term loans .................................              2,311         (15,364)        (10,064)
Treasury stock transactions ....................................................             (2,103)        (99,561)          1,146
Purchase of minority interests .................................................             (5,688)         (7,272)         (5,280)
Distributions to minority interests ............................................            (21,519)        (49,417)        (58,295)
Contributions from minority interests ..........................................               --             1,863           4,000
Dividends paid to common stockholders ..........................................            (27,758)        (33,604)        (34,174)
                                                                                          ---------       ---------       ---------
Net cash provided from (used for) financing activities
                                                                                            113,350        (138,515)       (410,211)
Effect of exchange rate changes on cash ........................................             (5,005)          2,728           3,108
                                                                                          ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents ...............................            (17,511)         18,151         (45,992)
Cash and cash equivalents at beginning of year .................................            210,559         192,408         238,400
                                                                                          =========       =========       =========
Cash and cash equivalents at end of year .......................................          $ 193,048       $ 210,559       $ 192,408
                                                                                          =========       =========       =========

The accompanying notes are an integral part of theses financial statements.


                                                     ASARCO Incorporated
                                                      and Subsidiaries
                                            CONSOLIDATED STATEMENT OF CHANGES IN
                                                 COMMON STOCKHOLDERS' EQUITY
                                                  AND COMPREHENSIVE INCOME

(Dollars in thousands)

For the years ended December 31,                                                  1998                 1997                 1996
--------------------------------                                                  ----                 ----                 ----

Common stock
Balance at beginning and end of year
  45,039,878 shares                                                           $  679,991           $  679,991           $  679,991

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Balance at beginning of year                                                       3,389               59,960              141,496
Current period change                                                            (10,378)             (56,571)             (81,536)
                                                                         ------------------- -------------------- ------------------
Balance at end of year                                                            (6,989)               3,389               59,960
                                                                         ------------------- -------------------- -----------------
Retained earnings
Balance at beginning of year                                                   1,168,064            1,062,542              966,193
Net earnings (loss)                                                             (130,640)             143,392              138,336
Dividends paid to common stockholders                                            (27,758)             (33,604)             (34,174)
Treasury stock issued at less than cost                                              (40)              (4,266)              (7,813)
                                                                         ------------------- -------------------- ------------------
Balance at end of year                                                         1,009,626            1,168,064            1,062,542
                                                                         ------------------- -------------------- ------------------

Treasury stock
Balance at beginning of year                                                    (157,571)             (65,548)             (80,214)
Purchased                                                                         (2,517)            (101,366)                (568)
Used for corporate purposes                                                        2,053                9,343               15,234
                                                                         ------------------- -------------------- ------------------
Balance at end of year                                                          (158,035)            (157,571)             (65,548)
                                                                         ------------------- -------------------- ------------------
  1998 - 5,388,155 shares
  1997 - 5,377,339 shares
  1996 - 2,216,015 shares

Total common stockholders' equity                                             $1,524,593           $1,693,873           $1,736,945
                                                                         =================== ==================== ==================


------------------------------------------------------------------------------------------------------------------------------------


NET EARNINGS (LOSS)                                                           $ (130,640)          $  143,392           $  138,336

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments                                            (193)             (11,914)              (6,247)
Unrealized gains(losses)on securities:
   Unrealized holding gains(losses)
    arising during period                                                         (5,444)               7,230              (56,891)
   Tax (expense) benefit                                                           1,906               (2,530)              19,912

   Less: reclassification of gains
    to net earnings (loss)                                                        10,226               75,934               58,938
   Tax expense                                                                    (3,579)             (26,577)             (20,628)
                                                                         =================== ==================== ==================

COMPREHENSIVE INCOME (LOSS)                                                   $ (141,018)          $   86,821           $   56,800
                                                                         =================== ==================== ==================

The accompanying notes are an integral part of these financial statements.

                      ASARCO Incorporated and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements of Asarco Incorporated and subsidiaries include all wholly-owned and significant majority-owned subsidiaries. Investments over which the Company has significant influence but does not have voting control are accounted for by the equity method. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Property: Assets are valued at cost or net realizable value. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," the Company reviews long-lived assets, certain identifiable intangibles and goodwill related to those assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets (less disposal costs, if applicable).

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

Revenue Recognition: Most of the Company's copper is sold as refined metal under annual contracts or on a spot sale basis. The balance of the Company's copper and all of its zinc production are sold in the form of concentrates under contracts of one to three years duration. Silver and gold are sold under monthly contracts or in spot sales. Revenue is recognized primarily in the month product is shipped to customers based on prices provided in sales contracts. When the price is not determinable at the time of shipment to customers, revenue is recognized based on prices prevailing at the time of shipment with final pricing generally occurring within three months of shipment. Revenues with respect to these sales are adjusted in the period of settlement to reflect final pricing and in periods prior to settlement to reflect any decline in market prices which may occur between shipment and settlement.

Hedging Activities: Derivative instruments may be used to manage exposure to market risk from changes in commodity prices, interest rates or the value of the Company's assets and liabilities. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

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

Trading Activities: Derivative instruments that do not meet the criteria to be designated as hedges are considered trading activities and are marked to market with the related adjustments recorded in net earnings.

Swap Agreements: Interest rate swap agreements limit the effect of increases in interest rates on floating rate debt. The differential to be paid or received as interest rates change under any such agreement is recorded in interest expense. Diesel fuel swap agreements limit the effect of increases in the price of diesel fuel. The differential to be paid or received as diesel fuel prices change is recorded as a component of cost of sales.

Exploration: Tangible and intangible costs incurred in the search for mineral properties are charged against earnings when incurred.

Environmental Remediation Costs: The Company provides for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable and generally not later than completion of the remediation feasibility study. Such accruals are adjusted as new information develops or circumstances change and are not discounted. Recoveries of environmental remediation costs from other parties are recorded as assets when the recovery is deemed probable. The Company applies Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1) which provides authoritative guidance on specific accounting issues in connection with recognizing, measuring and disclosing environmental remediation liabilities.

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

Stock Based Compensation: The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Impact of New Accounting Standards: In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement which is effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. This statement will not have a material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement which is effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently assessing the impact of this statement.


(2) Interest in Southern Peru Copper Corporation

Included in Consolidated Financial Statements:

On April 5, 1995, the Company acquired a 10.7% interest in SPCC for $116.4 million, increasing its ownership from 52.3% to 63.0%. The additional shares acquired enabled the Company to elect a majority of the directors of SPCC. As a result, the Company consolidated SPCC in its financial statements based on its 52.3% ownership, effective January 1, 1995, and 63.0% ownership, effective April 5, 1995. The Company previously accounted for its investment in SPCC by the equity method.

Common Share Exchange Offer:

On December 29, 1995, SPCC completed an offer to exchange its common stock, par value of $0.01 per share, for any and all labor shares of the Peruvian Branch of SPCC. These labor shares, which are traded on the Lima Stock Exchange, represented a 17.3% interest in the Peruvian Branch which comprises substantially all of the operations of SPCC in Peru. The offer allowed holders of the labor shares in the Branch to exchange four Series-1 Labor shares or five Series-2 Labor shares for one share of common stock. Common shares are entitled to one vote per share. In connection with the offering, the Company exchanged its shares of SPCC for Class A shares which are entitled to five votes per share. As a result of this transaction, Asarco's equity interest in SPCC was reduced to approximately 54.0%, the Company's economic interest in the net assets of SPCC, net of the remaining labor share interest was 52.3% and the Company's voting interest in SPCC was 61.0% at December 31, 1995. The common shares issued in exchange for the labor shares are listed on both the New York Stock Exchange and Lima Stock Exchange. The exchange of common shares for labor shares was accounted for by SPCC as a purchase of a minority interest.

The Company's equity interest in SPCC was 54.3% at December 31, 1998 and 54.1% at December 31, 1997 and 1996 and its voting interest was 63.1%, 63.1% and 62.6% at December 31, 1998, 1997 and 1996, respectively. The Company's beneficial economic interest in the operations of SPCC, net of the remaining labor shares interest, was 53.2%, 53.0% and 52.6% at December 31, 1998, 1997 and 1996,
respectively.


(3) Other Income (Expense)

For the years ended December 31,                              1998              1997             1996
                                                              ----              ----             ----
(in millions)
Interest income                                              $ 18.1            $ 20.7           $ 20.0
Equity earnings                                                 4.2               8.9              4.5
Dividends from investments                                      2.6               5.4              5.3
Insurance recovery-SPCC                                         5.3                 -                -
Other                                                          (1.4)             (1.2)            (0.7)
                                                        ================= ================= ================
  Total                                                      $ 28.8            $ 33.8           $ 29.1
                                                        ================= ================= ================


(4) Taxes on Income

Certain subsidiaries that have been consolidated for financial reporting purposes, principally SPCC, are not includible in Asarco's consolidated federal income tax return. The following tables combine the separate provisions for income taxes that have been determined for each company, in accordance with SFAS No. 109:

Earnings (loss) before taxes on income and minority interests were:

For the years ended December 31,                              1998              1997             1996
                                                              ----              ----             ----
(in millions)
Domestic operations                                        $ (258.8)          $  42.9          $  40.3
Foreign operations                                            101.8             264.7            286.9
                                                        =====================================================
Total                                                      $ (157.0)          $ 307.6          $ 327.2
                                                        =====================================================

Tax Expense (Benefit):

The components of the provision (benefit) for taxes on income were:

For the years ended December 31,                              1998              1997             1996
                                                              ----              ----             ----
(in millions)
U.S. Federal:

  Current                                                    $  2.7            $ 24.4           $  3.4
  Deferred                                                    (87.7)             (4.8)            14.5
                                                             -------------------------------------------
U.S. Federal                                                  (85.0)             19.6             17.9
                                                             -------------------------------------------
Foreign and State:
  Current                                                      17.7              61.3             70.9
  Deferred                                                     14.3              (7.3)            11.8
                                                             -------------------------------------------
Foreign and State                                              32.0              54.0             82.7
                                                             ===========================================
Total income tax                                             $(53.0)           $ 73.6           $100.6
                                                             ===========================================

Total taxes paid were: 1998 - $19.1 million; 1997 - $54.2 million; 1996 - $134.4 million.

Reconciliation of Statutory Income Tax Rate:

For the years ended December 31,                              1998              1997             1996
                                                             -----              ----             ----
U.S. statutory income tax rate                                (35.0%)            35.0%            35.0%
Adjustment for entities for which no U.S. tax
  is required                                                  (5.2)             (2.3)            (1.1)
Percentage depletion                                           (5.8)             (9.5)            (9.6)
Dividends from non-includible subsidiaries                      6.6              11.4             10.4
Dividends received deduction                                   (5.3)             (9.4)            (8.5)
Foreign taxes                                                  19.4              16.9             24.6
Foreign tax credit                                            (10.6)            (13.5)           (20.5)
Reversal of taxes previously accrued                              -              (2.1)               -
Other                                                           2.1              (2.6)             0.4
                                                          ---------------------------------------------
Effective income tax rate                                     (33.8%)            23.9%            30.7%
                                                          =============================================

Deferred Tax Assets (Liabilities):

Temporary differences and carryforwards which give rise to deferred tax assets, liabilities and related valuation allowances were:

 At December 31,                                                           1998           1997
                                                                           ----           ----
 (in millions)
 Current:
 Reserve for closed plant and environmental matters                      $  15.2        $   7.2
 Inventories                                                                 6.0            5.3
 Other                                                                      13.0            6.6
                                                                     ---------------------------------
 Net deferred tax asset                                                  $  34.2        $  19.1
                                                                     ---------------------------------

 Noncurrent:
 Tax effect of regular net operating losses                              $ 200.8        $ 119.0
 Reserve for closed plant and environmental matters                          9.2           22.2
 Postretirement benefit obligation                                          38.1           36.6
 Alternative minimum tax credit carryforwards                               23.7           39.8
 Foreign tax credit carryforwards                                           23.4           26.1
 Previously taxed income                                                     7.3            6.1
 Capitalized leases                                                         16.3           21.1
 Pension obligation                                                        (15.8)         (17.5)
 Property, plant and equipment                                            (306.7)        (314.1)
 Investments - Grupo Mexico                                                (12.8)         (12.8)
 Other                                                                      (3.9)          (7.2)
 Valuation allowance for deferred tax assets                               (35.6)         (37.6)
                                                                     ---------------------------------
 Net deferred tax liability                                                (56.0)        (118.3)
                                                                     ---------------------------------
 Total net deferred tax liability                                        $ (21.8)       $ (99.2)
                                                                     =================================

At December 31, 1998, the Company had $573.7 million of net operating loss carryforwards which expire, if unused, in years 2008 through 2018 and $23.7 million of alternative minimum tax credits ($12.2 million available solely to SPCC) which are not subject to expiration. The net operating loss carryforwards are available solely to Asarco and not to SPCC. The Company believes that, except for the SPCC credits, it is more likely than not that these carryforwards will be available to reduce future federal income tax liabilities. Management can and would implement tax planning strategies to prevent these carryforwards from expiring. After recording the benefit of these carryforwards, Asarco has a net deferred tax asset of $33.1 million at December 31, 1998. SPCC has a separate deferred tax liability of $54.9 million, resulting in a consolidated net deferred tax liability of $21.8 million. The Company's net operating loss carryforwards for state purposes are not significant and, therefore, have not been recorded as deferred tax assets.

At December 31, 1998, the foreign tax credit carryforwards available to reduce possible future U.S. income taxes amounted to approximately $23.4 million (available solely to SPCC) all of which expire in 2000. Because of both the expiration dates and the rules governing the order in which such credits are applied, it is unlikely that these foreign tax credit carryforwards will be utilized. Accordingly, the Company has recorded a valuation allowance for the full amount of its foreign tax credit carryforwards.

The decrease in the valuation allowance of $2.0 million from 1997 to 1998 is attributable to the utilization of foreign tax credits by SPCC in 1998.

In 1997, the Government of Peru approved a reinvestment allowance for a program of SPCC to expand the Cuajone mine. The reinvestment allowance provided SPCC with tax incentives in Peru and, as a result, certain U.S. tax credit carryforwards, for which no benefit had previously been recorded, were realized. The reduction in the effective tax rate as a result of the reinvestment allowance for the twelve months ended December 31, 1997, lowered consolidated tax expense by approximately $14.7 million. Pursuant to the reinvestment allowance SPCC has received tax deductions in Peru in amounts equal to the cost of the qualifying property (approximately $245 million). As qualifying property is acquired, the financial statement carrying value of the qualifying property is reduced to reflect the benefit associated with the reinvestment allowance (approximately $73 million). As a result, financial statement depreciation expense related to the qualifying property will be reduced over its useful life (approximately 15 years).

U.S. deferred tax liabilities have not been provided on approximately $283.3 million in 1998 ($272.0 million in 1997 and $270.8 million in 1996) of undistributed earnings of foreign subsidiaries and nonconsolidated companies more than 50% owned, because assets representing those earnings are permanently invested. It is not practicable to determine the amount of income taxes that would be payable upon remittance of assets that represent those earnings. The amount of foreign withholding taxes that would be payable upon remittance of assets that represent those earnings is approximately $1.8 million in 1998 ($1.2 million in 1997 and $1.2 million in 1996).


(5) Inventories

At December 31,                                                                      1998            1997
                                                                                     ----            ----
(in millions)
Inventories of smelters and refineries at lower of

    LIFO cost or market                                                            $   2.3         $   2.2
Provisional cost of metals received from suppliers
    for which prices have not yet been fixed                                          57.9            56.7
Mine inventories at lower of FIFO cost or market                                      93.5            88.9
Metal inventory at lower of average cost or market                                    39.5            45.6
Materials and supplies at lower of average cost or market
                                                                                     124.9           138.2
Other                                                                                 34.3            30.5
                                                                              ================ ===============
         Total                                                                     $ 352.4         $ 362.1
                                                                              ================ ===============

Replacement cost exceeds inventories valued at LIFO cost by approximately $74.0 million in 1998 (1997-$86.4 million). Liquidation of LIFO inventories resulted in pre-tax earnings of $1.6 million in 1998, $16.7 million in 1997 and $5.3 million in 1996.

(6) Investments

In 1997 the Company sold 106.3 million shares of Grupo Mexico for proceeds of $322.5 million, resulting in a pre-tax gain of $73.3 million ($47.6 million after-tax). A third party has an option to purchase the remaining Grupo Mexico shares owned by the Company for $78.9 million or $1.40 per share. This fixed price option expires in August 2001. These shares are carried on the books of the Company at $50.2 million.

In accordance with the provisions of SFAS No. 115, available-for-sale securities are carried at fair value. Unrealized gains at December 31, 1998 of $1.5 million (net of deferred taxes of $0.7 million), compared with unrealized gains of $11.6 million (net of deferred taxes of $6.3 million) at December 31, 1997, were included as a component of accumulated comprehensive income.

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available-for-sale and other at cost investments are as follows:

At December 31,                                                     Gross Unrealized Holding
(in millions)                                         Cost          Gains           (Losses)            Fair Value
1998
Available-for-sale:
  Equity securities                                $  41.4         $   3.5           $ (1.5)               $  43.4
  Debt securities                                     24.4             0.3             (0.1)                  24.6
Cost investments:
  Grupo Mexico                                        50.2               -                -                   50.2
  Other                                                3.3               -                -                    3.3
                                              ---------------- ---------------- ---------------- ----------------------
Total                                              $ 119.3         $   3.8           $ (1.6)               $ 121.5
                                              ================ ================ ================ ======================

1997
Available-for-sale:
  Equity securities                                $  25.3         $  18.0           $ (0.5)               $  42.8
  Debt securities                                     30.3             0.4                -                   30.7
Cost investments:
  Grupo Mexico                                        50.2               -                -                   50.2
  Other                                                3.1               -                -                    3.1
                                              ---------------- ---------------- ---------------- ----------------------
Total                                              $ 108.9         $  18.4           $ (0.5)               $ 126.8
                                              ================ ================ ================ ======================

Gross realized gains on available-for-sale securities in 1998 were $10.2 million, compared with gross realized gains of $76.0 million in 1997 and gross realized gains of $60.1 million and losses of $1.1 million in 1996. At December 31, 1998, the debt securities have maturity dates ranging from 2000 to 2028. The average cost method has been used to determine the realized gain or loss on securities sold.

(7) Property

At December 31,                                                       1998                  1997
                                                                      ----                  ----
(in millions)
Buildings and equipment                                           $ 3,744.0             $ 3,682.1
Capital leases-equipment                                              124.2                 123.7
Mineral land                                                          845.0                 781.7
Land, other than mineral                                               70.5                  70.4
Other                                                                   6.1                   6.2
                                                          --------------------- ---------------------
  Total property                                                    4,789.8               4,664.1
Accumulated depreciation                                           (2,263.2)             (2,245.3)
                                                          ===================== =====================
  Property, net                                                   $ 2,526.6             $ 2,418.8
                                                          ===================== =====================


Accumulated depreciation applicable to capitalized leases amounted to $90.3 million in 1998 and $81.6 million in 1997.

In the first quarter of 1998 the Company recorded a charge of $20.0 million to write down the book value of the Company's Missouri Lead Division (MLD) in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 121. The provision reflects the effect of the sale of MLD, which was concluded in September 1998, on the carrying value of the assets. The Company realized approximately $55.0 million in cash as a result of the sale, and retains a royalty interest in the property. In the fourth quarter of 1998, the Company recorded a charge of $0.5 million in accordance with SFAS No.121 with respect to the assets of its Black Cloud lead-zinc mine in Leadville, Colorado, due to the depletion of its ore reserves, and also recorded a $9.8 million charge for the transfer of SPCC's ownership of the Ilo townsite to its worker occupants and the city of Ilo, Peru.


(8) Contingencies and Litigation

Environmental Litigation and Related Matters

In connection with the matters referred to below, as well as at other closed plants and sites where the Company is working with federal and state agencies to resolve environmental issues, the Company accrues for losses when such losses are probable and reasonably estimable. Such accruals are adjusted as new information develops or circumstances change and are not discounted to their present value. Recoveries of environmental remediation costs from insurance carriers and other parties are recorded as assets when the recoveries are deemed probable.

Reserves for closed plants and environmental matters, including mine reclamation costs for active and closed properties, totaled $144.4 million at December 31, 1998 and $146.6 at December 31, 1997. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures against these reserves were $67.2 million in 1998, $57.4 million in 1997, and $55.6 million in 1996, respectively.

The effect on pre-tax earnings of environmental and other closed plant charges was $42.1 million in 1998 ($62.9 million in charges offset by $20.8 million in anticipated insurance and other recoveries), $22.1 million in 1997 ($52.3 million in charges offset by $30.2 million in anticipated insurance and other recoveries), and $16.7 million in 1996 ($69.4 million offset by $52.7 million in anticipated insurance and other recoveries) including $10.0 million for the effect of the initial application of the American Institute of Certified Public Accountants' Statement of Position 96-1, "Environmental Remediation Liabilities".

In 1997, separate class actions were commenced against the Company in Omaha, Nebraska, and in Denver, Colorado, seeking compensatory and punitive damages for alleged contamination of properties by emissions from the Company's former Omaha plant and the Globe plant in Denver.

In March 1996, the United States government filed an action in United States District Court in Boise, Idaho, against the Company and three other mining companies under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund) and the federal Clean Water Act for alleged natural resource damage to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for restoration of the area. The Company believes, and has been advised by outside legal counsel, that it has strong legal defenses to the lawsuit. In 1996, the court granted a motion to consolidate this case with a prior, similar lawsuit filed by the Coeur d'Alene Tribe. In 1998, the United States Environmental Protection Agency (EPA) commenced a remedial investigation and feasibility study of the Coeur d'Alene River Basin.

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

Product Litigation

The Company and two subsidiaries, as of December 31, 1998, are defendants in 1,126 lawsuits brought by 10,321 primary and 4,588 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos. Three of these lawsuits are purported class actions, two of which are allegedly brought on behalf of persons who are not known to have asbestos-related injury. The third is purportedly brought on behalf of persons suing both tobacco-related and asbestos-related entities claiming damages for personal injury or death arising from exposure to asbestos and cigarette smoke. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

Other Litigation

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

Opinion of Management

Future environmental related expenditures cannot be reliably determined in many circumstances due to the early stages of investigation, the uncertainties relating to specific remediation methods and costs, the possible participation of other potentially responsible parties, and changing environmental laws and interpretations. Similarly, due to the uncertainty of the outcome of court proceedings, future expenditures related to litigation cannot be reliably determined. It is the opinion of management that the outcome of the legal proceedings and environmental contingencies mentioned, and other miscellaneous litigation and proceedings now pending, will not materially adversely affect the financial position of Asarco and its consolidated subsidiaries. However, it is possible that litigation and environmental contingencies could have a material effect on quarterly or annual operating results, when they are resolved in future periods. This opinion is based on considerations including experience related to previous court judgments and settlements and remediation costs and terms. The financial viability of other potentially responsible parties has been considered when relevant and no credit has been assumed for any potential insurance recovery when not deemed probable.

(9) Debt and Available Credit Facilities

Long-Term Debt
At December 31,                                                       1998              1997
                                                                      ----              ----
(in millions)
Revolving credit agreements                                        $  150.0         $     -
Pollution control bonds, 1998/2033 - rates from
   5.6% to 8.9%                                                       189.8            155.0
Capital lease obligations, 1998/2007 - rates from
   7.3% to 12.0%                                                       48.3             61.8
7.0% Notes due 2001                                                    50.0             50.0
7.375% Notes due 2003                                                  99.7             99.7
7.875% Debentures due 2013                                             99.7             99.7
8.50%  Debentures due 2025                                            149.0            149.0
6.8% term loan due 2000                                                15.0             15.0
6.43% EXIM Bank credit agreement                                       14.6             20.4
CAF credit agreement - 8.9%                                            19.6             27.5
7.9% Secured Export Notes due 2007                                    150.0            150.0
8.25% Bonds due 2004                                                   50.0             50.0
Other                                                                   6.9              0.6
                                                              ------------------ ----------------
Total debt                                                          1,042.6            878.7
   Less current portion                                                27.7             28.7
                                                              ------------------ ----------------
      Long-term debt                                               $1,014.9         $  850.0
                                                              ================== ================

Interest paid by the Company (excluding amounts capitalized of $12.5 million in 1998, $5.5 million in 1997 and $2.8 million in 1996) was $70.9 million in 1998, $74.4 million in 1997 and $78.1 million in 1996.

Maturities of debt instruments and future minimum payments under capital leases are:

At December 31,                                       Debt Instruments                 Capital Leases
                                                      ----------------                 --------------
(in millions)

1999                                                          $  14.4                           $ 16.6
2000                                                             44.4                             27.6
2001                                                             74.3                              4.3
2002                                                            103.9                              2.6
2003                                                            185.2                              1.4
Thereafter                                                      572.1                              3.6
   Less interest                                                    -                             (7.8)
                                              ---------------------------------  ---------------------------
    Total                                                     $ 994.3                           $ 48.3
                                              ================================== ===========================

The Company has two revolving credit agreements that permit borrowings of up to $800 million, of which $150 million was drawn at December 31, 1998. One facility for $300 million expires in May 2003 and the other facility for $500 million expires in May 2002. The borrowings bear interest based on LIBOR, the CD rate or the prime rate. Rates may vary based upon the Company's debt rating. Facility fees are payable on the full amount of the $300 million and $500 million revolving credit agreements at 0.2% and 0.175% per annum, respectively.

Under the most restrictive terms of the credit agreements, the Company must maintain a tangible net worth, as defined, of at least $1 billion. Tangible net worth, as defined, was $1.5 billion at December 31, 1998. In accordance with the most restrictive covenants of these agreements, additional indebtedness of $560.4 million would have been permitted as of December 31, 1998.

In April 1997, SPCC entered into a $600 million seven-year credit agreement with a group of international financial institutions. The agreement consists of a $400 million term loan facility and a $200 million revolving credit facility. The interest rate during the first three years of the agreement on any loans outstanding is LIBOR plus 1.75% per annum for term loans and LIBOR plus 2.00% for revolving credit loans. A commitment fee of 0.5% per annum is payable on the undrawn portion of the facility. No amounts have been drawn by SPCC under this agreement as of December 31, 1998. Under the most restrictive covenants of SPCC's loan agreements, additional indebtedness of $874.4 million would have been permitted as of December 31, 1998.

In May 1997, SPCC privately placed $150 million of Secured Export Notes in the United States and international markets. These notes were issued with an average maturity of seven years and a final maturity in 2007 and were priced at par with a coupon rate of 7.9%. In addition, in June 1997 SPCC sold $50 million of 8.25% bonds due June 2004 to investors in Peru.

Some of SPCC's financing agreements contain covenants which limit the payment of dividends to stockholders. Under the most restrictive covenant, SPCC may pay dividends to stockholders equal to 50% of its net income for any fiscal quarter as long as such dividends are paid by June 30 of the following year. As a result, at December 31, 1998, $588.4 million of SPCC's net assets included in the Company's consolidated net assets are unavailable for payment of dividends.

In July 1995, the Company entered into a term loan agreement for $15 million maturing in August 2000. Concurrent with the term loan, the Company entered into a five year interest rate swap agreement resulting in a fixed rate of 6.8% on the principal amount.

In January 1998, the Company completed a refinancing of three tax exempt debt issues and called for the redemption of the existing bonds. The aggregate principal amount of the refinancing was $132.8 million. The refinancing is expected to reduce the Company's annual interest costs by approximately $3.3 million. In October 1998, the Company completed a refunding of tax exempt debt of $22.2 million, which was due to expire in December 1998. The terms of the refunding extend the maturity of the debt to 2018 at an interest rate of 5.6%. In November 1998, the Company completed a new tax exempt debt issue of $34.8 million with a coupon rate of 5.85% maturing in 2033.

Consolidated debt includes the debt of SPCC, none of which is guaranteed by Asarco.

The weighted average interest rate on short term borrowings was 6.0% at December 31, 1998 and 7.4% at December 31, 1997.

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

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 1998 for each of the next 5 years and in the aggregate are:

Year                                                                     Amount (in millions)
----                                                                     --------------------

1999                                                                            $ 24.7
2000                                                                              23.5
2001                                                                              22.4
2002                                                                              19.9
2003                                                                              19.6
Thereafter                                                                       102.7
                                                                --------------------------------------
  Total                                                                         $212.8
                                                                ======================================


Total rental expense was $24.3 million in 1998, $14.6 million in 1997 and $13.3 million in 1996.

As a result of its $1 billion expansion program, SPCC's electric power requirements will increase significantly requiring the construction of substantial additional generating capacity. In the second quarter of 1997, SPCC sold its existing power plant to an independent power company. In connection with the sale, a power purchase agreement was also completed, under which SPCC agreed to purchase its power needs for the next twenty years.

(11) Stockholders' Equity

The Company purchased 21,031 of its common shares in 1998 (3,371,618 shares in 1997 and 17,364 shares in 1996). In 1998, 10,314 common shares (210,294 shares in 1997 and 270,474 shares in 1996) were used for employee benefit plans.

Retained earnings at December 31, 1998 includes undistributed earnings of $19.5 million for investments in 50% or less owned entities previously or currently accounted for by the equity method.

Accumulated other comprehensive income balances were as follows:

                                                                       Foreign currency             Accumulated other
                                           Unrealized gain                translation                 comprehensive
(in thousands)                              on securities                 adjustments                 income (loss)
                                     ---------------------------- ---------------------------- -----------------------------
December 31, 1998

Beginning balance                               $ 11,654                     $ (8,265)                     $  3,389
Current period change                            (10,185)                        (193)                      (10,378)
                                     ============================ ============================ =============================
Ending balance                                  $  1,469                     $ (8,458)                     $ (6,989)
                                     ============================ ============================ =============================

December 31, 1997
Beginning balance                               $ 56,311                     $  3,649                      $ 59,960
Current period change                            (44,657)                     (11,914)                      (56,571)
                                     ============================ ============================ =============================
Ending balance                                  $ 11,654                     $ (8,265)                     $  3,389
                                     ============================ ============================ =============================

December 31, 1996
Beginning balance                               $131,600                     $  9,896                      $141,496
Current period change                            (75,289)                      (6,247)                      (81,536)
                                     ============================ ============================ =============================
Ending balance                                  $ 56,311                     $  3,649                      $ 59,960
                                     ============================ ============================ =============================

Stock Options: The Company has three stockholder approved plans, the 1996 Stock Incentive Plan, a Stock Incentive Plan prior to 1996 and a Stock Option Plan. The 1996 Stock Incentive Plan replaced the prior Stock Incentive Plan which in turn had replaced the Stock Option Plan. Future options can only be granted under the 1996 Stock Incentive Plan. Unexpired options issued under prior plans will continue to be governed by, and exercised under the Stock Option Plan and the Stock Incentive Plan. The 1996 Stock Incentive Plan provides for the granting of nonqualified stock options, Incentive Stock Options, as defined under the Internal Revenue Code of 1986, as amended, as well as limited rights, restricted stock, bonuses or other compensation payable in stock, other stock based awards and dividend equivalents. The price at which options may be granted under the 1996 Stock Incentive Plan shall not be less than 100% of the fair market value of the Common Stock, on the date of grant. In general, options expire after 10 years and are not exercisable for six months from the date of grant. Compensation cost charged against earnings for restricted stock awards under the above plans was $1.0 million in 1998, $1.0 million in 1997 and $1.1 million in 1996. Retained earnings have been reduced by $6.9 million at December 31, 1998 ($8.4 million at December 31, 1997) for unearned compensation related to restricted stock awards.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for awards under the 1996 Stock Incentive Plan. If compensation cost for the Company's 1996 Stock Incentive Plan had been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


(in millions, except per share amounts)                                          1998             1997              1996
                                                                                 ----             ----              ----

Net earnings (loss) - as reported                                               $(130.6)         $ 143.4          $ 138.3
Net earnings (loss) - pro forma                                                 $(132.9)         $ 141.0          $ 136.7
Earnings (loss) per share (Basic)-as reported                                   $ (3.29)         $  3.42          $ 3.24
Earnings (loss) per share (Diluted)-as reported                                 $ (3.29)         $  3.42          $ 3.23
Earnings (loss) per share (Basic)- pro forma                                    $ (3.35)         $  3.36          $ 3.20
Earnings (loss) per share (Diluted)- pro forma                                  $ (3.35)         $  3.36          $ 3.20

For purposes of computing earnings per share, basic and diluted, the dilutive effect of stock options on common shares outstanding is as follows:

Weighted Average Common Shares Outstanding:                                      1998             1997             1996
                                                                                 ----             ----             ----
(in millions)
  Basic                                                                           39.6             41.9            42.7
  Dilutive effect of stock options                                                  -               0.1             0.1

                                                                      ------------------ --------------- ----------------

  Diluted                                                                         39.6             42.0            42.8
                                                                      ================== =============== ================

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions used for grants in 1998: dividend yield of 3.2% (2.9% - 1997, 2.6% - 1996); expected volatility of 33.0% (29.2% - 1997, 28.4% - 1996); risk-free interest rate of 5.63% (6.5% - 1997, 5.43% - 1996); and expected lives of 7.1 years in 1998, 7.0 in 1997 and 6.9 in 1996.

The total number of shares that may be optioned or awarded under the 1996 Stock Incentive Plan is 317,845 shares as of December 31, 1998, (478,165 shares at December 31, 1997) plus an additional number of shares on January 1 of each calendar year for the 10 year duration of the 1996 Stock Incentive Plan equal to one percent of the number of shares of the Company's common stock outstanding on the immediately preceding December 31. The weighted average remaining contractual life of stock options outstanding as of December 31, 1998 was 6.7 years. Stock option activity over the past three years under the Stock Incentive Plan and Stock Option Plan was:

                                                                      Weighted
                                                  Number of           Average               Option Price
                                                    Shares             Price              (range per share)
Outstanding at

  January 1, 1996                                   782,969            $26.60             $20.57 to $32.57
Granted                                             253,000            $31.20             $31.13 to $34.38
Exercised                                           (39,306)           $26.01             $20.57 to $29.19
Canceled or expired                                  (6,300)           $25.85             $20.57 to $31.13
                                          ---------------------

Outstanding and
  exercisable at
  January 1, 1997                                   990,363            $27.81             $22.31 to $34.38
Granted                                             370,450            $27.49             $27.50 to $31.97
Exercised                                           (71,815)           $26.47             $22.31 to $29.19
Canceled or expired                                 (24,600)           $27.14             $22.31 to $31.13
                                          ---------------------

Outstanding at
  January 1, 1998
  (1,259,398 exercisable)                         1,264,398            $27.88             $22.31 to $34.38
Granted                                             507,925            $21.67             $19.94 to $26.84
Exercised                                           (17,394)           $23.80             $22.31 to $26.13
Canceled or expired                                 (33,680)           $26.64             $21.58 to $31.13
                                          ---------------------

Outstanding at
 December 31, 1998
  (1,607,154 exercisable)                         1,721,249            $26.12             $19.94 to $34.38

In 1989, the Company adopted a Shareholder Rights Plan, which expires on August 7, 1999, and declared a dividend of one Right for each of its common shares. In January 1998, the Company adopted a new Shareholder Rights Plan, with certain minor modifications, for an additional ten year period effective upon the earlier of the expiration of the existing Rights Plan or the redemption of the existing Rights. In certain circumstances, if a person or group becomes the beneficial owner of 15% or more of the outstanding common shares, with certain expectations, these Rights vest and entitle the holder to certain share purchase rights. In connection with the Rights dividend, 800,000 shares of Junior Participating Preferred Stock were authorized for issuance upon exercise of the Rights.


(12) Benefit Plans

Pension benefits:

The Company maintains several noncontributory, defined benefit pension plans covering substantially all domestic employees. Benefits for salaried plans are based on salary and years of service. Hourly plans are based on negotiated benefits and years of service.

The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional tax deductible amounts as may be advisable under the circumstances. Plan assets are invested principally in commingled stock funds, mutual funds and securities issued by the United States Government.

The components of net periodic benefit costs are as follows:

For the years ended December 31,                                                1998           1997           1996
                                                                                ----           ----           ----
(in millions)
Service cost                                                                $    9.7       $    9.1       $    8.6
Interest cost                                                                   14.0           12.6           11.0
Expected return on plan assets                                                 (20.2)         (17.0)         (13.9)
Amortization of prior service cost                                               2.3            2.2            1.6
Amortization of transitional obligation                                          0.5            0.5            0.5
Recognized actuarial loss                                                          -            0.3            0.7
                                                                        --------------- -------------- ---------------
  Net periodic benefit cost                                                 $    6.3       $    7.7       $    8.5
                                                                         ============== ============== ===============

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,                                                                       1998             1997
                                                                                      ----             ----
(in millions)
Change in Benefit Obligation

Projected benefit obligation at beginning of year                                  $ 202.9          $ 181.3
  Service cost                                                                         9.7              9.1
  Interest cost                                                                       14.0             12.6
  Plan amendments                                                                      1.1              3.1
  Benefits paid                                                                       (5.9)            (7.0)
  Actuarial loss                                                                       0.8              3.8
                                                                               --------------------------------
Projected benefit obligation at end of year                                        $ 222.6          $ 202.9
                                                                               ================================

Change in Plan Assets
Fair value of plan assets at beginning of year                                     $ 226.3          $ 178.1
  Actual return on plan assets                                                        37.2             41.5
  Plan amendment                                                                       -                2.5
  Employer contributions                                                               1.5             11.7
  Benefits paid                                                                       (5.9)            (7.0)
  Administrative expenses                                                             (1.0)            (0.5)
                                                                               --------------------------------
Fair value of plan assets at end of year                                           $ 258.1          $ 226.3
                                                                               ================================

Reconciliation of Funded Status
  Funded status                                                                    $  35.5          $  23.4
  Unrecognized actuarial gain                                                        (27.1)           (11.9)
  Unrecognized transition obligation                                                   1.9              2.4
  Unrecognized prior service cost                                                     15.2             16.4
                                                                               ================================
   Net amount of asset reflected in consolidated
     balance sheet                                                                 $  25.5          $  30.3
                                                                               ================================

Weighted Average Assumptions
  Discount rate                                                                        7.0%             7.0%
  Expected long-term rate of return on plan
  assets                                                                              10.0%            10.0%
  Rate of compensation increase                                                        4.0%             4.0%

Postretirement benefits:

Noncontributory postretirement health care coverage under the Asarco Health Plan is provided to substantially all U.S. retirees not eligible for Medicare. A cost sharing Medicare supplement plan is available for retired salaried employees and life insurance coverage is provided to substantially all retirees.

The components of net periodic benefit costs are as follows:

For the years ended December 31,                                               1998              1997            1996
                                                                               -----             ----            ----
(in millions)

Service cost                                                                 $   3.5           $   3.6           $  3.5
Interest cost                                                                    8.6               8.2              8.1
Amortization of prior service cost                                              (0.1)              0.1              0.1
Recognized actuarial loss                                                        1.4               1.2              1.3
                                                                       ====================================================
 Net periodic benefit cost                                                   $  13.4           $  13.1           $ 13.0
                                                                       ====================================================

The change in benefit obligation and plan assets and a reconciliation of funded status are as follows:

At December 31,                                                        1998               1997
                                                                       ----               ----
(in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year                             $ 124.4            $ 122.7
  Service cost                                                          3.5                3.6
  Interest cost                                                         8.6                8.2
  Plan amendments                                                      (1.7)               0.7
  Benefits paid                                                        (8.9)              (8.0)
  Actuarial (gain) loss                                                 5.3               (2.8)
                                                              =====================================
Benefit obligation at end of year                                   $ 131.2            $ 124.4
                                                              =====================================

Reconciliation of Funded Status
  Funded status                                                     $(131.2)           $(124.4)
  Unrecognized actuarial loss                                          23.5               19.3
  Unrecognized prior service cost                                      (1.0)               0.6
                                                              -------------------------------------
   Postretirement benefit obligation reflected in
   consolidated balance sheet                                       $(108.7)           $(104.5)
                                                              =====================================

Weighted Average Assumptions
  Discount rate                                                         7.0%               7.0%
  Expected long-term rate of return on plan assets                       N/A                N/A
  Rate of compensation increase                                         4.0%               4.0%

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 5.0% in 1999 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $12.5 million and the service and interest cost components of net periodic postretirement benefit costs by $1.4 million for 1998. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit costs for 1998 by $11.2 million and $1.2 million respectively. The discount rate used in determining the accumulated postretirement benefit obligation was 7% at December 31, 1998 and 1997. The plans are unfunded.

Employee Savings Plan:

The Company maintains employee savings plans for salaried and hourly employees which permit employees to make contributions by payroll deductions pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to 3% of compensation. In connection with the required match, the Company's contributions charged against earnings were $4.6 million in 1998, $4.6 million in 1997 and $4.5 million in 1996.

(13) Business Segments

The Company applies SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. Prior year amounts have been restated to conform to the current year presentation.

The Company's copper segment includes integrated mining, smelting and refining operations in North America and in Peru, through its subsidiary, Southern Peru Copper Corporation. The Company's lead, zinc and precious metals segment consists of a fully integrated lead business in Missouri, which was sold in September 1998, a custom lead smelting business, a silver mining business and a zinc mining business.

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

Business Segments - Sales

For the years ended December 31,                                      1998           1997            1996
(in millions)
By Reportable Segment

  Copper                                                            $1,576         $2,022          $1,968
  Lead, Zinc & Precious Metals                                         238            304             357
  Specialty Chemicals                                                  351            324             319
  Aggregates                                                            57             54              47
  All Other                                                             11             17              26
                                                              --------------- -------------- ---------------
Total                                                               $2,233         $2,721          $2,717
                                                              =============== ============== ===============

By Country (a)
  United States                                                     $1,226         $1,501          $1,529
  Japan                                                                155            219             245
  United Kingdom                                                       139            146             153
  Italy                                                                134            166             147
  Germany                                                              100             77              54
  The Netherlands                                                       79            109             122
  Foreign - Other                                                      400            503             467
                                                              --------------- -------------- ---------------
Total                                                               $2,233         $2,721          $2,717
                                                              =============== ============== ===============



(a)      Revenues are attributed to countries based on location of customer.

Business Segments - Earnings

For the years ended December 31,                                      1998            1997           1996
(in millions)

By Reportable Segment (a),(b)

  Copper (c)                                                         $ (31)           $315           $326
  Lead, Zinc & Precious Metals (d)                                     (63)            (15)           (11)
  Specialty Chemicals(e)                                                29              29             24
  Aggregates                                                            15              14             10
  Exploration                                                          (17)            (32)           (27)
  All Other (f)                                                        (47)            (27)           (14)
                                                                 --------------- -------------- ---------------
Total                                                                $(114)           $284           $308
  Interest and other                                                   (39)             33             23
  Less:  Equity Earnings                                                (4)             (9)            (4)
                                                                 =============== ============== ===============
Earnings before taxes on income and minority
  interests                                                          $(157)           $308           $327
                                                                 --------------- -------------- ---------------
Depreciation and Depletion
  Copper                                                             $ 124            $108           $ 99
  Lead, Zinc & Precious Metals                                          11              17             14
  Specialty Chemicals                                                    4               3              3
  Aggregates                                                             3               3              2
  All Other                                                              3               -              1
                                                                 --------------- -------------- ---------------
Total                                                                $ 145            $131           $119
                                                                 =============== ============== ===============

Equity in results of non-consolidated companies
  Copper                                                             $   1            $  1           $  1
  Lead, Zinc & Precious Metals                                           -               3             (1)
  Specialty Chemicals                                                    3               5              4
                                                                 --------------- -------------- ---------------
Total                                                                $   4            $  9           $  4
                                                                 =============== ============== ===============

(a) LIFO profits of $1.6, $16.7 and $5.3 were reported in the Lead, Zinc, and Precious Metals segment for 1998, 1997 and 1996 respectively.

(b) Includes equity in the net earnings of investees accounted for by the equity method.

(c) 1998 includes special non-recurring charges of $9.5 in connection with the three year suspension of operations at the Company's copper smelter in El Paso, Texas, $10.9 associated with the transfer of SPCC's ownership of the Ilo townsite to its worker occupants and the City of Ilo, $10.0 in severance costs related to SPCC's $30 million cost reduction program, and $4.7 in connection with the Company's cost reduction program and an increase in reserves for certain employee benefit plans.

(d) 1998 includes a charge of $20.0 to reflect the sale of MLD, special non-recurring charges of $9.8 to write down the book value and provide for closure costs for the Company's Black Cloud lead-zinc mine in Leadville, Colorado and $1.7 in connection with the Company's cost reduction program and an increase in reserves for certain employee benefit plans.

(e) 1998 includes special non-recurring charges of $1.8 for severance in connection with the Company's cost reduction program.

(f) The All Other segment includes a charge of $32.7 in 1998 for closed plants and environmental matters.


Business Segments - Identifiable Assets

For the years ended December 31,                                 1998           1997            1996
                                                                 ----           ----            ----
(in millions)
By Reportable Segment

  Copper                                                      $ 2,979        $ 3,009         $ 2,810
  Lead, Zinc & Precious Metals                                    344            427             401
  Specialty Chemicals                                             335            263             272
  Aggregates                                                       36             32              32
  Exploration                                                      21             15              11
  All Other                                                       159            153             123
                                                         --------------- -------------- ---------------
Total Reportable Segments                                     $ 3,874        $ 3,899         $ 3,649
Unallocated corporate assets                                      150            211             471
                                                         --------------- -------------- --------------
Total                                                         $ 4,024        $ 4,110         $ 4,120
                                                         =============== ============== ===============

Long-Lived Assets
  United States                                               $ 1,499        $ 1,547         $ 1,820
  Peru                                                          1,060            919             872
  Foreign - Other                                                 154            142              84
                                                         --------------- -------------- ---------------
Total                                                         $ 2,713        $ 2,608         $ 2,776
                                                         =============== ============== ===============

Equity Method Investments
  Copper                                                      $     2        $     2         $     2
  Lead, Zinc & Precious Metals                                      9              9               5
  Specialty Chemicals                                              53             50              53
                                                         --------------- -------------- ---------------
Total                                                         $    64        $    61         $    60
                                                         =============== ============== ===============

Capital Expenditures
  Copper                                                      $   349        $   295         $   233
  Lead, Zinc & Precious Metals                                      6             18              42
  Specialty Chemicals                                               5              4               7
  Aggregates                                                        4              3               3
  All Other                                                         7              2               1
                                                         --------------- -------------- ---------------
Total                                                         $   371        $   322         $   286
                                                         =============== ============== ===============

(14) Financial Instruments

Derivative Instruments: The Company uses derivative instruments to manage its exposure to market risk from changes in commodity prices, interest rates or the value of its assets and liabilities. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

HEDGING:

Metal Futures Contracts: The majority of the Company's activities involving metal futures contracts are designed to match the price realized for the Company's metal production as close as possible to the average monthly market price during the month the Company makes shipments to customers. Sales contracts with customers may provide for pricing in a month other than the month of shipment. For instance, in cases where pricing is established in a month later than the month of shipment, the Company will sell forward an equivalent amount of metal to the month that the price with the customer is established. The gain or loss on these forward contracts is offset with a lower or higher price on the customer invoice. Metal futures contracts are also used to hedge the price of metals purchased by the Company from third parties. Gains and losses on the liquidation of futures contracts are included in earnings at the same time revenue from the related sale transactions are recognized.

At December 31, 1998 and 1997, the Company's aggregate metal futures contract positions were as follows:

(in thousands)
                                                                    Notional            Unrealized
                                         Weight                      Values             Gain (Loss)
                                 ------------------------ --------------------------- -----------------------
1998
Copper (pounds)                           71,860                    $ 48,207            $ 1,457
Silver (ounces)                            5,630                    $ 28,078            $  (184)
Gold   (ounces)                               32                      $9,374            $   206
Lead   (pounds)                            3,362                       $ 742            $   (13)

1997
Copper (pounds)                           74,950                    $ 60,180            $ 2,194
Silver (ounces)                            4,300                    $ 23,664            $(2,085)
Gold   (ounces)                               15                      $4,320            $    (3)
Lead   (pounds)                           23,698                      $6,914            $  (838)

In the preceding table notional values represent the purchase or sales price of the metal under contract. The unrealized gain or loss, if any, is the increase or decrease in the value of the contract as of the date indicated.

Price Protection: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or create synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Synthetic put options consist of a call option and a forward sale of the same quantity of metal. These put options establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold. Earnings include gains from option sales and exercises, primarily related to copper, of $11.0 million in 1998, $25.8 million in 1997 and $27.1 million in 1996.

At December 31, 1998, the Company did not hold any put options.

Fuel Swaps: The Company may enter into fuel swap agreements to limit the effect of increases in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized as a component of cost of products and services. As of December 31, 1998 and 1997, the Company had entered into the following fuel swap agreements:

                                                                                                   Weighted Average
                                                                                                       Contract
                                                                                Quantity                 Price
Fuel Type                                                Period                (Barrels)
------------------------------------------------ ----------------------- ----------------------- ----------------------

1998
Residual Oil                                             1/99-9/99               1,095,000                 $ 9.84
Diesel Fuel                                              1/99-9/99                 564,000                 $15.35

1997
Residual Oil                                            1/98-12/98                 540,000                 $13.57
Diesel Fuel                                             1/98-12/98                 200,500                 $21.17


Interest Rate Swaps: The Company may enter into interest rate swap agreements to limit the effect of interest rates on any floating rate debt. The differential to be paid or received as interest rates change is recorded in interest expense. During 1995, the Company entered into three swap agreements, expiring between 1998 and 2000, with an aggregate notional amount of $115.0 million. During 1998, two of the interest rate swaps with an aggregate notional amount of $100.0 million expired. At December 31, 1998, the effect of the one remaining interest rate swap agreement with an aggregate notional amount of $15.0 million is to limit the interest rate exposure on its $15.0 million, 5 year term loan to 6.8%. Interest expense would have been lower by $0.4 million in 1998, $0.6 million in 1997 and $0.7 million in 1996 had the Company not hedged its exposure.

TRADING:

Price protection programs utilizing synthetic puts may be implemented in steps. In cases where the step approach is used, the Company's objective is to take advantage of current market conditions to minimize its cost of the synthetic put. Until a synthetic put is completed, any calls not matched with a forward sale are considered trading activities and are marked to market with the gain or loss, if any, recorded in earnings. Earnings include losses of $0.2 million in 1998 and gains of $0.5 million in 1997 from the sale or exercise of call options. Earnings also include losses of $1.9 million in 1998, gains of $3.6 million in 1997 and losses of $0.1 million in 1996 from mark to market adjustments. At December 31, 1998, the Company did not hold any call options.

The Company may hold positions in the metals futures markets for metals which it produces but which are not related to any specific sales to customers. These contracts are considered trading activities and are marked to market with the gain or loss, if any, recorded in earnings. At December 31, 1998 and 1997, such futures positions were not material.

The estimated fair values of the Company's financial instruments are:

At December 31,                                                        1998                                 1997
(in millions)                                                Carrying         Fair                Carrying          Fair
                                                              Value           Value                 Value           Value

Assets:

Cash and cash equivalents                                     $193.0          $193.0                $ 210.6         $ 210.6

Marketable securities - held to maturity
                                                              $ 22.7          $ 22.7                $ 205.3         $ 205.3

Put options                                                      -               -                  $   1.3         $  14.3

Call options                                                     -               -                  $   0.4         $   0.4

Fuel Swap Agreements                                             -            $ (1.6)                   -           $  (0.5)

Futures Contracts                                                -            $  1.5                    -           $  (0.7)

Investments:
  Available-for-sale securities                               $ 68.0          $ 68.0                $  73.5         $  73.5
  Restricted investment in Grupo Mexico (a)
                                                              $ 50.2          $ 78.9                $  50.2         $  78.9
  Other                                                       $  3.3             (b)                $   3.1           (b)

Liabilities:
Long-term debt (excluding capital lease obligations)
                                                              $994.3          $960.3                $ 816.9         $ 848.3

Interest rate swaps                                              -            $ (0.3)                   -          $  (0.6)




(a) At December 31, 1998 and 1997, 56.3 million shares of Grupo Mexico were subject to a fixed price option which limits the sale of the shares for a period of more than one year. The fair value shown is estimated to be equal to the exercise price of the option.

(b) No fair value was available for these investments as they represent an interest in companies whose stock is not publicly traded. Accordingly, it is not practicable to determine the fair value of such securities.

The following methods and assumptions were used to estimate the fair value of each type of financial instrument:

Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of these instruments.

Marketable securities: The carrying amount and fair value are reported at amortized cost, which approximates market, since these securities are short term liquid investments.

Put and call options: Fair value is an estimate based on relevant market information such as: volatility of similar options, futures prices and the contracted strike price.

Available-for-sale securities, interest rate and fuel swaps, and futures contracts: Fair value is based on quoted market prices.

Long-term debt: The fair value is based on the quoted market prices for the same or similar issues.

Unaudited Quarterly Data
(in millions, except per share data)

                                             1998                                                 1997
                                             ----                                                 ----
QUARTERS            1st(b)(c)    2nd        3rd      4th(d)(e)    Total      1st     2nd(f)(g)   3rd(h)(i)   4th      Total
                   =============================================================================================================

Sales (a)            $614.5     $571.1     $545.6      $501.8     $2,233.1   $715.6    $741.0     $661.3     $603.1    $2,721.0

Operating
Income               $(29.7)    $(2.8)     $6.4        $(91.8)    $(118.1)   $106.0    $96.5      $ 53.6     $18.6     $274.7

Net earnings         $(31.8)    $(14.5)    $(15.6)     $(68.7)    $(130.6)   $40.6     $51.9      $ 45.8     $5.1      $143.4

Dividends paid
Per common share     $0.20      $0.20      $0.20       $0.10      $0.70      $0.20     $0.20      $0.20      $0.20     $0.80
Stock market
 Price:
  High               $26 11/16  $27 1/2    $23 3/4     $23        $27 1/2    $32 1/2   $32 1/4    $34        $31 7/8   $34
  Low                $20 7/8    $21 1/2    $15 15/16   $15 1/16   $15 1/16   $25 1/8   $26 1/2    $30        $21 3/4   $21 3/4
Net earnings per
 share:
  Basic              $(0.80)    $(0.37)    $(0.39)     $(1.73)    $(3.29)    $0.95     $1.21      $1.10      $0.13     $3.42
  Diluted            $(0.80)    $(0.37)    $(0.39)     $(1.73)    $(3.29)    $0.94     $1.20      $1.09      $0.13     $3.42


(a) Sales and cost of sales reflect a $19.0 and $31.1 decrease from amounts previously reported in the first quarter and second quarter of 1998, respectively. These adjustments had no effect on operating income or net earnings.

(b) Includes a $10.0 pre-tax charge related to SPCC's $30 million cost reduction program.

(c) Includes a $20.0 pre-tax charge related to the sale of the Missouri Lead Division.



(d) Includes a $9.5 pre-tax charge for the three year suspension of operations at the Company's copper smelter in El Paso, Texas, a $9.8 pre-tax charge to write down the book value and provide for the closure costs of the Company's Black Cloud lead-zinc mine in Leadville, Colorado, a $10.9 pre-tax charge for the transfer of SPCC's ownership of the Ilo townsite to its worker occupants and the city of Ilo, Peru, and a $7.7 pre-tax charge to increase reserves for certain employee benefit plans and for severance and other costs in connection with the Company's cost reduction program.

(e) Includes a $33.2 pre-tax charge ($54.0 in charges offset by $20.8 in anticipated insurance and other recoveries) to increase the Company's reserves for environmental remediation costs.

(f) Includes a $13.4 after-tax gain, $20.7 pre-tax, on the sale of 43.4 million shares of Grupo Mexico.

(g) Includes a $10.3 after-tax gain, $15.9 pre-tax, as a result of liquidation of LIFO inventories.

(h) Includes a $34.2 after-tax gain, $52.6 pre-tax, on the sale of the Company's remaining unrestricted shares in Grupo Mexico.

(i) Includes a $30.0 pre-tax charge to increase reserves for closed plant and environmental matters, offset entirely by anticipated insurance settlements.

Metals Price Sensitivity

Assuming that expected metal production and sales are achieved, tax and royalty rates are unchanged, that the number of shares outstanding is unchanged and giving no effect to results of other business segments, hedging programs or changes in the costs of production, metal price sensitivity factors would indicate the following estimated change in earnings per share resulting from metal price changes in 1999. Estimates are based on 39.7 million shares outstanding.


                                              Copper            Zinc           Silver        Molybdenum

Change in Metal Price                       1(cent)/lb.      1(cent)/lb.      $1/oz           $1/lb.
Annual Change in Earnings per Share         17.2(cent)       1.2(cent)        10.9(cent)      15.8(cent)


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ASARCO Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, cash flows and changes in common stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of ASARCO Incorporated and subsidiaries (collectively the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, New York
January 26, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Items 10, 11, 12 and 13.

Reference is made to Executive Officers of Asarco and Business Experience During the Past Five Years on page A26. Information in response to the disclosure requirements specified by these items appears under the captions and pages of the 1999 Proxy Statement indicated below:


                                                                                     Proxy Statement
Item    Required Information        Proxy Statement Section                              Pages

10.     Directors and Executive     Election of Directors                                 2 - 5
          Officers

11.     Executive Compensation      Committee Report on Executive Compensation
                                      through Option Exercises
                                      and Fiscal Year-End Values                         10 - 16
                                    Retirement Plans through
                                      Employment Agreements                              18 - 20

12.     Security Ownership          Security Ownership of Certain Beneficial
                                        Owners through Common Stock Equivalents           6 - 9

13.     Certain Relationships
          Related Transactions      Certain Transactions                                   20



The information referred to above is incorporated herein by reference.


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------------
(a) The following documents are filed as part of this report:

         1. Financial Statements

               The following financial statements of ASARCO Incorporated and its subsidiaries are included at the indicated pages of the document as stated below:


                                                                                                 Form 10-K Pages
                                                                                                 ----------------
               Consolidated Statement of Earnings for the years
                 ended December 31, 1998, 1997 and 1996                                                A40

               Consolidated Balance Sheet at December 31,
                 1998 and 1997                                                                         A41

               Consolidated Statement of Cash Flows for the
                 years ended December 31, 1998, 1997 and 1996                                          A42

               Consolidated  Statement of Changes in Common Stockholders' Equity
                 and Comprehensive Income for the years ended December 31, 1998,
                 1997 and 1996                                                                         A43

               Notes to Financial Statements                                                         A44-A66

               Report of Independent Accountants                                                       A67



         2.     Financial Statement Schedules

                                                                                                    Form 10-K
                                                                                                       Pages
                                                                                                       -----
                    Schedule II - Valuation and qualifying
                        Accounts                                                                       B1-B3


Schedules other than those listed above are omitted, as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable. Any other information omitted from schedules filed has been omitted due to immateriality.

3. Exhibits

        Exhibit
          No.
          ---
           3.  Certificate of Incorporation and By-Laws

           (a)  Certificate of Incorporation - restated, filed June 26, 1998

           (b)  By-Laws as last amended on June 26, 1991

           4. Instruments defining the rights of security holders, including indentures

           (a) There are currently various separate indentures, agreements or similar instruments under which long-term debt of Asarco is currently outstanding. The Registrant hereby agrees to furnish to the Commission, upon request, a copy of any of the instruments which define the rights of holders of long-term debt securities. None of the outstanding instruments represent long-term debt securities in excess of 10% of the total assets of Asarco as of December 31, 1998

           (b) Form of Rights Agreement dated as of July 26, 1989, between the Company and First Chicago Trust Company of New York, as Rights Agent, defining the rights of shareholders under a July 1989 Shareholders' Rights plan and dividend declaration

           (c) Rights Agreement Amendment dated as of September 24, 1992, between the Company and The Bank of New York, as Successor Rights Agent under the Rights Agreement listed above

           (d) Second Rights Agreement Amendment dated as of February 23, 1995, between the Company and The Bank of New York deleting certain special conditions relating to MIM. The effect of the amendment is to apply to MIM the same percentage ownership conditions (15%) that apply to all other shareholders.

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

          (a)  Stock Option Plan as amended through November 30, 1994

          (b) Form of Amended Employment Agreement dated February 26, 1997, between the Company and currently 11 of its executive officers, including Messrs. R. de J. Osborne, F. R. McAllister, K. R. Morano, R. J. Muth and A. B. Kinsolving

          (c)  Deferred Fee Plan for  Directors,  as amended  through  April 29,
               1998

          (d)  Directors'  Deferred  Payment Plan, as amended  through April 29,
               1998

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

          (f)  Directors' Stock Award Plan, as amended through January 27, 1993

          (g) Stock Incentive Plan adopted by the Company's Shareholders on April 25, 1990 and as amended through November 29, 1995

          (h) Supplemental Pension Plan for Designated Mid-Career Officers, as amended through April 29, 1998

          (i)  Incentive  Compensation  Plan  for  Senior  Officers,   effective
               January 1, 1996

          (j)  1996 Stock Incentive Plan, effective April 24, 1996

          (k)  Compensation Deferral Plan, as amended through April 29, 1998

          (l)  Supplemental Retirement Plan as amended through April 29,1998

          (m) Consulting Agreement between the Company and Mr. R. de J. Osborne dated November 24, 1998

          11.  Statement re Computation of Earnings Per Share

          12.  Statement re Computation of Ratios

          21.  Subsidiaries of the Registrant

          23.  Consent of Independent Accountants

         The exhibits listed as 10(a) through (m) above are the management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

(b) Exhibits - The exhibits to this Form 10-K are listed on the Exhibit Index on pages C1 through C3. Copies of the following exhibits are filed with this Form 10-K:

         10(c) Deferred Fee Plan for Directors

         10(d) Supplemental Pension Plan for Designated Mid-Career Officers

         10(h) Directors' Deferred Payment Plan

         10(k) Compensation Deferral Plan

         10(l) Supplemental Retirement Plan

         10(m)Consulting Agreement between the Company and Mr. R. de J. Osborne

         11.  Statement re Computation of Earnings Per Share

         12.  Statement re Computation of Ratios

         21.  Subsidiaries of the Registrant

         23. Consent of Independent Accountants is included on page A72 of this Annual Report on Form 10-K.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
  Stockholders of ASARCO Incorporated

Our audits of the consolidated financial statements referred to in our report dated January 26, 1999 appearing in this Form 10-K on page A67 also included an audit of the financial statement schedule which appears on pages B1 through B3 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
New York, New York
January 26, 1999



Item 14
Exhibit 23


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (File Nos. 33-45631, 33-55993 and 333-02359) and Form S-8 (File Nos. 2-83782, 2-67732, 33-34606, 333-16875,
333-18083, and 333-46181) of ASARCO Incorporated of our report dated January 26, 1999, on our audit of the consolidated financial statements of Asarco Incorporated and subsidiaries, which report appears on page A67 of this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on our audit of the financial statement schedule, which appears above.

We also consent to the reference to our Firm as experts in the Prospectuses referred to in the preceding paragraph only insofar as such reference relates to our report appearing on page A67 of this Annual Report on Form 10-K and to our report on the financial statement schedule which appears above.



PricewaterhouseCoopers LLP
New York, New York
March 10, 1999

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 1999

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

 a)    Principal Executive Officer:

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

       /s/ James W. Kinnear III               /s/ Francis R. McAllister
       (James W. Kinnear III)                 (Francis R. McAllister)

       /s/ Kevin R. Morano                    /s/ Martha T. Muse
       (Kevin R. Morano)                      (Martha T. Muse)

       /s/ Michael T. Nelligan                /s/ John D. Ong
       (Michael T. Nelligan)                  (John D. Ong)

       /s/ Manuel T. Pacheco                  /s/ James Wood
       (Manuel T. Pacheco)                    (James Wood)


Date: February 26, 1999

                               ASARCO Incorporated
                                AND SUBSIDIARIES
                 Schedule II - Valuation and Qualifying Accounts
                                FOR THE YEAR 1998
                                 (in thousands)

  Column A               Column B                             Column C                                Column D       Column E
  --------               --------                             --------                                --------       --------

                                                              Additions                               Deductions
                                       --------------------------------------------------------------------------
                                        Charged to
                         Balance at     costs/expenses                      Charged                                   Balance at
                         beginning      or (credited)                       to other                                  end of
Description              of period      to income        Description        accounts   Description      Amount        period
-----------              ---------      ---------        -----------        --------   -----------      ------        ------
                                                                                        Accounts and
                                                                                        notes written
Deducted from assets                                                                    off, net of
   on Balance Sheet:                                                                    recoveries      $1,236

Allowance for                                            Opening                        Foreign
   doubtful accounts                                     balance from                   currency
                                                         acquisition                    translation
                          $8,121          $1,503         of new units        $739       adjustment      $(148)        $9,275
                          ======          ======                             =====                      ======        ======

                                                         Net amount
                                                         transferred
                                                         from noncurrent
Current portion                                          reserve for
of reserves for                                          closed plants
closed plants and                                        and                            Current
  environmental                                          environmental                  charges to
     matters             $44,164                         matters              $76,430   reserves        $67,200       $53,394
                         =======                                              =======                   =======       =======

Non-current portion
   of reserves for                                                                      Net amount
   closed plants an                                                                     transferred
   environmental                                                                        to current
     matters            $102,432          $64,983                                       liabilities     $76,430       $90,985
                        ========          =======                                                        =======       =======

Included in caption
   "Other liabilities                                                                   Charges
   and reserves" on                                      Increase in                    against the
   Balance Sheet                                         the reserve for                reserve for
    Other               $43,757           $16,219        Major Repairs                  Major Repairs   $6,929        $53,047
                        =======           ========                                                       =======       =======



                               ASARCO Incorporated
                                AND SUBSIDIARIES
                 Schedule II - Valuation and Qualifying Accounts
                                FOR THE YEAR 1997
                                 (in thousands)

  Column A               Column B                             Column C                                Column D       Column E
  --------               --------                             --------                                --------       -------

                                                              Additions                               Deductions
                                        ------------------------------------------------------------------------
                                        Charged to
                         Balance at     costs/expenses or                   Charged                                   Balance at
                         beginning     (credited)                           to other                                  end of
Description              of period      to income        Description        accounts   Description      Amount        period
-----------              ---------      ---------        -----------        --------   -----------      ------        ------
                                                                                        Accounts and
                                                                                        notes written
Deducted from assets                                                                    off, net of
   on Balance Sheet:                                                                    recoveries      $1,432

                                                                                        Foreign
Allowance for                                                                           currency
  doubtful accounts                                                                     translation
                          $8,129         $1,921                                         adjustment      $497          $8,121
                          ======         ======                                                         ====            ======

                                                         Net amount
                                                         transferred from
                                                         noncurrent
Current portion of                                       reserve for
  reserves for closed                                    closed plants
  plants and                                             and                            Current
  environmental                                          environmental                  charges to
  matters                 $38,762                        matters              $62,799   reserves        $57,397       $44,164
                          =======                                             =======                   =======       =======

Non-current portion
  of reserves for                                                                       Net amount
  closed plants and                                                                     transferred to
  environmental                                                                         current
  matters                 $112,342       $52,889                                        liabilities     $62,799       $102,432
                          ========       =======                                                        =======       ========



Included in caption
"Other liabilities                                                                      Charges
and reserves" on                                                                        against the
Balance Sheet                                            Increase in the                reserve
 -------------                                           reserve for                    for
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
                          =======        ======                                                         ====          =======


                               ASARCO Incorporated
                                AND SUBSIDIARIES
                 Schedule II - Valuation and Qualifying Accounts
                                FOR THE YEAR 1996
                                 (in thousands)

  Column A               Column B                                    Column C                         Column D       Column E
  --------               --------                                    --------                         --------       --------

                                                                     Additions                        Deductions
                                        --------------------------------------------------------------------------------------------

                                        Charged to
                         Balance at     costs/expenses                      Charged                                   Balance at
                         beginning      or (credited)                       to other                                  end of
Description              of period      to income        Description        accounts   Description      Amount        period
-----------              ---------       ---------       -----------        --------   -----------      ------        ------
                                                                                        Accounts and
                                                                                        notes written
Deducted from assets                                                                    off, net of
on Balance Sheet:                                                                       recoveries      $1,151
                                                                                                         =====

Allowance for                                                                           Foreign
   doubtful accounts                                                                    currency
                                                                                        translation
                          $7,409         $1,993                                         adjustment      $122          $8,129
                          ======          =====                                                         ====          ======
                                                         Net amount
                                                         transferred
                                                         from noncurrent
Current portion of                                       reserve for
   reserves for                                          closed plants
   closed plants and                                     and                            Current
   environmental                                         environmental                  charges to
   matters                $53,437                        matters              $40,910   reserves        $55,585       $38,762
                          =======                                             =======                   =======       =======

Non-current portion
   of reserves for                                                                      Net amount
   closed plants and                                                                    transferred to
   environmental                                                                        current
   matters                $83,129        $70,123                                        liabilities     $40,910       $112,342
                          =======        =======                                                        =======       ========

Included in caption
  "Other liabilities                                                                    Charges
  and reserves" on                                       Increase in the                against the
  Balance Sheet                                          reserve for                    reserve for
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
                          =======        =======                                                        ======        =======



                               ASARCO Incorporated
                                  EXHIBIT INDEX


Exhibit                                                                                     Indexed
  No.                       Description                                                     on Page

3.   Certificate of Incorporation and By-Laws

          (a)  Certificate  of  Incorporation  -  restated,  filed June 26, 1998
               (Filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

          (b) By-Laws as last amended on June 26, 1991 (Filed as an Exhibit to the Company's 1991 Annual Report on Form 10-K and incorporated herein by reference.)

4.   Instruments defining the rights of security holders, including indentures

          (a) There are currently various separate indentures, agreements or similar instruments under which long-term debt of Asarco is currently outstanding. The Registrant hereby agrees to furnish to the Commission, upon request, a copy of any of the instruments which define the rights of holders of long-term debt securities.
               None of the outstanding instruments represent long-term debt securities in excess of 10% of the total assets of Asarco as of December 31, 1998

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

          (b)  Form of Amended  Employment  Agreement  dated  February 26, 1997, between the Company and currently 11 of its  executive  officers, including Messrs. R. de J. Osborne, F.R. McAllister,  K.R. Morano
               and A.B.  Kinsolving  (Filed as an Exhibit to the Company's  1996
               Annual Report on Form 10-K and incorporated herein by reference)

          (c)  Deferred Fee Plan for  Directors,  as amended  through  April 29,
               1998                                                                         C9-C14

          (d)  Director's  Deferred  Payment Plan, as amended  through April 29,
               1998                                                                         C15-C20

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

          (h)  Supplemental Pension Plan for Designated  Mid-Career Officers, as
               amended through April 29, 1998                                               C21-C28

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

          (k)  Compensation  Deferral  Plan,  as amended  through April 29, 1998            C29-C35

          (l)  Supplemental  Retirement  Plan, as amended through April 29, 1998            C36-C41

          (m)  Consulting Agreement between the Company and Mr. R. de J. Osborne            C42-C43
               dated November 24, 1998

11.       Statement re Computation of Earnings Per Share                                    C4

12.       Statement re Computation of Ratios                                                C5

21.       Subsidiaries of the Registrant                                                    C6-C8

23. Consent of Independent Accountants is included on page A72 of this Annual Report on Form 10-K.

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


Diluted Earnings per Common Share
(in thousands, except per share amounts)

                                                                                 For the years ended December 31,

                                                                                  1998              1997            1996
                                                                            ------------------ --------------- ----------------

Net earnings (loss) applicable to common stock                                  $(130,640)        $143,392         $138,336
                                                                            ================== =============== ================


Weighted average number of common shares outstanding
                                                                                   39,655          41,903           42,711
      Shares issuable from assumed exercise of Stock Options
                                                                                        -              73               58
                                                                            ================== =============== ================
Weighted average number of common shares outstanding, as adjusted
                                                                                   39,655          41,976           42,769
                                                                            ================== =============== ================

Diluted earnings per share:
    Net earnings (loss) applicable to common stock                                 $(3.29)           $3.42            $3.23
                                                                            ================== =============== ================

Basic earnings per share:
    Net earnings (loss) applicable to common stock                                 $(3.29)           $3.42            $3.24
                                                                            ================== =============== ================


Exhibit 12 Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements


                                                      1998          1997           1996           1995          1994
                                                      ----          ----           ----           ----          ----
                                                                             (Dollars in thousands)

NET EARNINGS (LOSS)                                  $(130,640)     $143,392       $138,336       $169,153      $ 64,034
  Adjustments
    Taxes (benefit)on Income                           (53,561)       72,356         99,924        122,465         9,375
     Equity Earnings, Net of
          Taxes                                         (3,619)       (7,706)        (3,837)        (1,837)      (47,653)
     Dividends received from
       non-consolidated
       companies                                         5,512         5,209          4,047          1,828        14,301
     Total Fixed Charges                                88,385        84,972         83,553         99,516        66,377
     Interest Capitalized                              (12,530)       (5,515)        (2,839)        (3,256)         (869)
     Capitalized Interest Amortized                      1,547         2,113          2,274          2,949         1,727
     Minority interest                                  26,659        90,605         88,331        129,543           809
                                                     ---------      --------       --------       --------      --------
EARNINGS (LOSS)                                      $ (78,247)     $385,426       $409,789       $520,361      $108,101
                                                     ==========     ========       ========       ========      ========
FIXED CHARGES
     Interest Expense                                $  67,787      $ 74,247       $ 76,442       $ 91,954      $ 62,529
     Interest Capitalized                               12,530         5,515          2,839          3,256           869
     Imputed Interest Expense                            8,068         5,210          4,272          4,306         2,979
                                                     ---------      --------       --------       --------      --------
TOTAL FIXED CHARGES                                  $  88,385      $ 84,972       $ 83,553       $ 99,516      $ 66,377
                                                     =========      ========       ========       ========      ========
Ratio of Earnings to Fixed Charges                       (a)           4.5             4.9            5.2           1.6
                                                     =========      ========       ========       ========      ========

(a) For the year ended 1998 earnings were insufficient to cover fixed charges by $166,632.


Item 14.     (c) Exhibit 21    Subsidiaries of the Registrant

                                                                                                Percentage of
                                                                                                voting securities
                                                                                                owned or other
                                      Name of Company                                           bases of control
                                      ---------------                                           ----------------

PARENTS:  None

Registrant:  ASARCO Incorporated

CONSOLIDATED SUBSIDIARIES:

Air Resources Corporation (Delaware)                                                                      100.0
American Limestone Company, Inc. (Delaware)                                                               100.0
AR Mexican Explorations Inc. (Delaware)                                                                   100.0
   Minera San Bernardo, S.A. de C.V. (Mexico)                                                             100.0
AR Mexican Holdings, Inc. (Delaware)                                                                      100.0
   AR Specialty Chemicals, S. A. de C.V. (Mexico)                                                         100.0
     Enthone-OMI de Mexico S.A. de C.V. (Mexico)                                                          100.0
AR Silver Bell, Inc. (Delaware)                                                                           100.0
   Silver Bell Mining, L.L.C. (Delaware)                                                                   75.0
AR Montana Corporation (Delaware)                                                                         100.0
  Montana Resources (Montana Partnership)                                                                  49.9
Asarco Arizona, Inc. (Delaware)                                                                           100.0
Asarco Exploration Company, Inc. (New York)                                                               100.0
   Asarco Guiane Francaise S.A.R.L.                                                                       100.0
   Empresa Minera Manquiri S.R.L. (Bolivia)                                                                50.0
Asarco Exploration Company of Canada, Limited (Canada)                                                    100.0
Asarco International Corporation (Delaware)                                                               100.0
Asarco International Corp. FSC (Virgin Islands)                                                           100.0
Asarco Oil and Gas Company, Inc. (New York)                                                               100.0
Asarco Peruvian Exploration Company (Delaware)                                                            100.0
ASARCO Santa Cruz, Inc. (Delaware)                                                                        100.0
   Covington Land Company (Delaware)                                                                      100.0
   CP Water Company (Arizona)                                                                             100.0
Bridgeview Management Company, Inc. (New Jersey)                                                          100.0
Compania Minera Asarco, S.A. (Chile)                                                                      100.0
Domestic Realty Company, Inc. (Montana)                                                                   100.0
Encycle, Inc. (Delaware)                                                                                  100.0
   Hydrometrics, Inc. (Delaware)                                                                          100.0
    Compania Hydrometrics de Mexico S.A. de C.V.                                                          100.0
   Encycle/Texas, Inc. (Delaware)                                                                         100.0
Enthone, Incorporated (New York)                                                                          100.0
Enthone-OMI, Inc. (Delaware)                                                                              100.0
 Enthone-OMI (Australia) Pty. Ltd. (Victoria, Australia)                                                  100.0
 Enthone-OMI Holding GmbH (Austria)                                                                       100.0
 Enthone-OMI (Benelux) B.V. (The Netherlands)                                                             100.0
   Enthone-OMI (Austria) GmbH                                                                             100.0
     Enthone-OMI (France) S.A. (France)                                                                    28.5
    Enthone-OMI Holdings (Deutschland)GmbH (Germany)                                                      100.0
    Deutsche Oberflachentichnik GmbH (Germany)                                                            100.0
      DOT Rechenzentrum GmbH (Germany)                                                                    100.0
      L.P.W. Benelux B.V. (Netherlands)                                                                   100.0
      L.P.W. Chemie GmbH (Germany)                                                                         51.0
      Blasberg Oberflachentechnik GmbH (Germany)                                                          100.0
        Blasberg GTL Service and Vertriebs GmbH (Germany)                                                 100.0
      Blasberg Ytteknik AB (Sweden)                                                                       100.0
      Galvano Production Chemie GmbH (Germany)                                                            100.0


Form 10-K

Item 14.    (c) Exhibit 21    Subsidiaries of the Registrant

                                                                                                Percentage of
                                                                                                voting securities
                                                                                                owned or other
                                      Name of Company                                           bases of control
                                      ---------------                                           ----------------


CONSOLIDATED SUBSIDIARIES


       L.P.W.  France  SARL  (France)                                                                        95.0
       Riedel  Oberflachentichnik  GmbH (Germany)                                                           100.0
      L.P.W.  Oberflachentichnik  Sp.z.o.o.  (Poland)                                                       100.0
      Nihon  LPW K.K.  (Japan)                                                                               30.0
      Wunsch  Chemie  GmbH  (Germany)                                                                       100.0
     Enthone-OMI  (Italia)  S.A.R.L.   (Italy)                                                               51.6
     Enthone-OMI  Holdings (Europe) S.A.S.  (France)                                                        100.0
      Enthone-OMI (Italia) S.A.R.L.  (Italy)                                                                 48.4
      Internacional de Manufacturas  Asociadas S.A (Spain)                                                  100.0
      Imasa A.G.  (Switzerland)                                                                              40.0
      Enthone-OMI  Holdings  (U.K.) Ltd.  (United Kingdom)                                                   17.6
        AMZA  Ltd.  (Israel)                                                                                 33.3
        Enthone-OMI  (U.K.)Limited (United  Kingdom)                                                        100.0
      Enthone-OMI  (Sverige)  A.B.  (Sweden)                                                                100.0
     Enthone-OMI  Finance  N.V.(Netherlands   Antilles)                                                     100.0
 Enthone-OMI (Canada) Inc.  (Ontario,  Canada)                                                              100.0
     IMASA B.V. (The  Netherlands)                                                                          100.0
 Enthone-OMI  (Hong  Kong)  Company  Limited  (Hong  Kong)                                                    5.5
 Enthone-OMI  K.K.  (Japan)                                                                                 100.0
     IMASA  Kemi  A.B.   (Sweden)                                                                           100.0
 Enthone-OMI  Holdings  (U.K) Ltd.  (United  Kingdom)                                                        82.4
 OMI Holdings S.A.  (Switzerland)                                                                           100.0
     Electroplating  Engineers  of  Japan  Ltd. (Japan)                                                      25.0
     Enthone-OMI  (Suisse)  S.A.   (Switzerland)                                                            100.0
 OMI International  Corporation  (Delaware)                                                                 100.0
     Enthone-OMI (Espana) S.A (Spain)                                                                       100.0
     Enthone-OMI  (Europe)  Corporation   (Delaware)                                                        100.0
     Enthone-OMI  (Hong Kong)  Company  Limited  (Hong  Kong)                                                94.5
      Hua-Mei Electroplating Technology Company, Ltd. (China)                                                51.0
 Hua-Mei (Tianjin) Electroplating  Technology Company, Ltd.                                                  51.0
     Enthone-OMI  (Singapore) Pte.Ltd.  (Singapore)                                                          98.4
      Enthone-OMI (Malaysia) Sdn. Bhd. (Malaysia)                                                           100.0
 Federated  Metals Canada Limited (Canada)                                                                  100.0
 Federated Metals Corporation  (New York)                                                                   100.0
 Geominerals  Insurance  Company,  Ltd. (Bermuda)                                                           100.0
 Lac d'Amiante du Quebec,  Ltee  (Delaware)                                                                 100.0
   LAQ Canada,  Ltd.  (Delaware)                                                                            100.0
 Mining Development  Company (Delaware)                                                                     100.0
   Empresa Minera Manquiri S.R.L. (Bolivia)                                                                  50.0
 Minto Explorations Ltd. (British  Columbia)                                                                 55.8
 Mission  Exploration  Company (Delaware)                                                                   100.0
    Lesarco,  Inc.  (Phillipines)                                                                            30.0
 NCBR, Inc.  (Delaware)                                                                                     100.0
 Northern Peru Mining Corporation (Delaware)                                                                100.0


Form 10-K


Item 14.    (c) Exhibit 21    Subsidiaries of the Registrant


                                                                                                Percentage of
                                                                                                voting securities
                                                                                                owned or other
                                      Name of Company                                           bases of control
                                      ---------------                                           ----------------

CONSOLIDATED SUBSIDIARIES


Silver Valley Resources Corporation (Delaware)                                                               50.0
Southern Peru Copper Corporation (Delaware)                                                                  63.1
       Fomenta, S.A. (Peru)                                                                                  99.5
       Pegasus Travels, S.A. (Peru)                                                                          90.0
       Logistics Services Incorporated (Delaware)                                                           100.0
         LSI-Peru, S.A. (Peru)                                                                               98.2
       Multimines Corporation (Delaware)                                                                    100.0
       Multimines Insurance Company, Ltd. (Bermuda)                                                         100.0
       Recursos e Inversiones Andinas, S.A. (Peru)                                                           91.0
         Compania Minera Los Tolmos, S.A. (Peru)                                                             98.1
The International Metal Company (New York)                                                                  100.0
Tulipan Company, Inc. (Delaware)                                                                             63.0




Not included in this listing are subsidiaries which in the aggregate would not constitute a significant subsidiary.

                                  Exhibit 10(C)

                               ASARCO Incorporated


                         DEFERRED FEE PLAN FOR DIRECTORS

                 (As amended and restated as of April 29, 1998)


Section 1. Effective Date. The effective date of the Plan as originally adopted is January 1, 1982. The effective date of the Plan as hereby amended and restated is April 29, 1998.

Section 2.  Definitions.

1.   Board. The Board of Directors of ASARCO Incorporated.

2.   Company. ASARCO Incorporated.

3.   Deferral Amounts. All compensation deferred by a Director under the Plan.

4. Deemed Retirement Date. May 1 of the calendar year in which a Participant reaches his Normal Retirement Date.

5.   Director. Any individual serving as a member of the Board.

6. Fair Market Value. As to Company stock, Fair Market Value shall mean the average of the high and low prices of a single share of Company common stock as reported by the Wall Street Journal for New York Stock Exchange - Composite Trading as of the first trading day coincident with or next following the day as of which such value is to be determined.

7. Investment Manager. The Investment Company selected by the Company for deemed investment of all Deferral Amounts allocated to a Participant's Investment Subaccount.

8. Investment Subaccount. A deemed investment in those mutual funds, except the Asarco Common Stock Fund, available under the Company's Savings Plan.

9. Normal Retirement Date. Normal Retirement Date for a Director as defined in the corporate by-laws, currently the date of the Annual Meeting of Stockholders next following the Director's 72nd birthday.

10. Participant. Any eligible Director or former Director with a Participant Account balance.

11. Participant Account. A bookkeeping account established in the financial records of the Company for each Participant. Participant accounts consist of an Asarco Stock Subaccount and an Investment Subaccount. Participant Accounts are credited with a Participant's Deferral Amounts, and deemed investment earnings or losses arising therefrom based on Participant elections pursuant to Sections 4 and 5.

12.  Asarco  Stock  Subaccount.   A  phantom  Asarco  stock  equivalent  account
     consisting of deemed whole shares of ASARCO Incorporated common stock and cash.

Section 3. Eligibility. Any Non-employee Director is eligible to participate in the Plan.

Section 4. Participation. To become a Participant, a Director must file a written election to defer either 50 percent or 100 percent of cash compensation payable by reason of service on the Board. An amount equal to the compensation deferred will be credited to the Participant's Participant Account as soon as practicable after the date such compensation is otherwise payable.

         An election to participate must be received by the Company prior to January 1 of the calendar year during which the election is to be effective and shall be irrevocable for the entire year. Notwithstanding the foregoing, a Director may elect to become a Participant in the Plan for the calendar year in which he first becomes eligible by filing a written election to participate within 30 days of becoming eligible. The election will be effective on a prospective basis and only as to remuneration not yet earned.

        An election shall remain in effect for subsequent years unless amended or terminated in writing prior to January 1 of any subsequent year. An election can be revoked or withdrawn at any time with respect to amounts to be earned in years subsequent to the date of revocation or withdrawal.

Section 5. Deemed Investment Provisions. The Company will establish a Participant Account for each Participant. Each Participant Account will have an Asarco Stock Subaccount and/or an Investment Subaccount. A Participant must allocate his Deferral Amounts, in increments of 25 percent, to one or both of the Subaccounts.

(a)  Deferral Amounts Allocated to Asarco Stock Subaccounts

      1) A Participant's Asarco Stock Subaccount shall be deemed invested in accordance with the Participant's election in whole shares of Company common stock which could be purchased at Fair Market Value with the Deferral Amounts credited to a Participant's Asarco Stock Subaccount on the last business day of each calendar quarter.

      2) The Stock Subaccount also shall be credited with a bookkeeping entry indicating the number of additional whole shares which could be purchased at Fair Market Value with any dividends payable on the deemed shares held in the Asarco Stock Subaccount on the day such dividends are payable to shareholders of Company common stock.

      3) Any amounts that are insufficient to permit the crediting of a whole share of Company common stock shall be carried as a cash balance bookkeeping entry in such Stock Subaccount. On any date on which new funds are available for deemed investment in Company stock (either due to an additional deferral or the availability of deemed dividends), the cash amount will be added to any such other funds, and the maximum number of whole shares that could be purchased at Fair Market Value will be deemed invested. The remaining amount, if any, will be held as cash. No interest shall be credited on any such Stock Subaccount cash balance.

      4) The Asarco  Stock  Subaccount  shall be  adjusted  to reflect any stock
      split,   stock   dividend,   recapitalization,    merger,   consolidation,
      reorganization or other similar change in the Company's common stock.

(b) Deferral Amounts Allocated to Investment Subaccounts 1) At the time of the election to participate in the Plan, the Participant must elect in writing to have any Deferral Amounts allocated to his Investment Subaccount invested, in increments of 5%, in one or more of the investment funds as are provided under the Asarco Savings Plan, except, however, that the Asarco Common Stock Fund shall not be available as a deemed investment. Said election must total one hundred percent (100%) of his Deferral Amounts allocated to the Investment Subaccount.

      2) A Participant's Investment Subaccount shall be deemed invested in accordance with the Participant's election. The Participant's account shall be credited with deemed earnings, gains, losses, expenses and changes in the fair market value of such Participant's account as if the Company had followed such investment designations.

      3)Each  Participant  may  elect  that  his  future  Investment  Subaccount deferrals be deemed invested in a proportion different from that previously elected. Such new election shall be prospective only and shall be made in accordance with paragraph (B)(2). Any changes in such deemed investments must be in accordance with rules, if any, as are established by the Company or the Investment Manager.

      4) Consistent with this Section 5, each Participant may elect in writing, that a whole percentage (no less than 5%) or specific dollar amount of his deemed investment in any fund available under the Investment Subaccount may be transferred to any other fund available thereunder. Such election will be prospective only and will be permitted in accordance with rules, if any, as shall be established by the Company or the Investment Manager.

Section 6. Transfers. No election may be made to have amounts previously credited to a Participant's Investment Subaccount transferred to his Stock Subaccount. Amounts previously credited to a Participant's Stock Subaccount may not be transferred to his Investment Subaccount, except on or after the earlier in time of (a) one year prior to Normal Retirement Date, or (b) the actual retirement date.

Section 7.  Payment of Deferred Compensation.

(a) Retirement at Normal Retirement Date A Participant who retires at his Normal Retirement Date will receive the entire value of his Participant Account in cash on January 15 of the year following the year of retirement.

(b) Termination at Other than Normal Retirement Date A Participant who terminates service as a Director at a date other than Normal Retirement Date will receive the entire value of his Participant Account in cash on the 15th day of the 13th month following the date of termination.

(c) Further Deferral Notwithstanding (a) and (b) of this section, a Participant may elect to further defer receipt of all or a portion of his Participant Account for a period of up to 10 years from the earlier to occur of the Deemed Retirement Date or, if applicable, the date of termination. In order to defer a payment of benefits under the Plan, a Participant must file a written election at least one year in advance of the date that a payment of benefits under the Plan would otherwise be made. The Participant may elect to receive the amount deferred in a single cash payment or in annual cash installments. Any further elections to defer the receipt of benefits under the Plan must also be filed at least one year prior to the scheduled payment date. Acceleration of any benefits deferred pursuant to this paragraph can only be made by filing a request for payment at least one year in advance of the requested accelerated payment date.

(d) Financial Hardship of Participants At any time a Participant may request a payment of all or a portion of the value of his Participant Account. Such a request shall be approved by the Company only upon a finding that the Participant has suffered a severe financial hardship which has resulted from events beyond the Participant's control ("Hardship Event"), and only in the amount reasonably needed to satisfy such Hardship Event. Whether a Hardship Event has occurred shall be determined in accordance with Treasury Regulation Sections 1.457- 2(h)(4) and (5). In the event such a payment is approved, payment of all or a portion of the value of the Participant Account shall be made as soon as practicable to the Participant.

(e) Other Withdrawals Absent a Hardship Event or adequate prior notice (in accordance with paragraph (c) above), a request for a payment of all or a portion of the value of a Participant Account may be made by a Participant subject to a 6% penalty of the amount of the requested payment, which penalty shall be deducted from the requested payment. The requested payment, less such penalty, shall be paid in cash in a single lump sum as soon as practicable after the requested payment date.

Section 8.  Designation of Beneficiary.

(a) A Participant may designate a beneficiary by giving written notice to the Company. If no beneficiary is designated, the beneficiary will be the Participant's estate. If more than one beneficiary statement has been filed, the beneficiary or beneficiaries designated in the statement bearing the most recent date will be deemed the valid beneficiary.

(b) In the event of a Participant's death before he has received all of the benefits to which he is entitled hereunder, the value of the Participant's Participant Account shall be paid to the estate or designated beneficiary of the deceased Participant in one cash lump sum as soon as practicable after the first January 15 or July 15 following such date of death, unless the Participant has elected to continue without change the schedule for payment of benefits, in which case the beneficiary shall have the investment choices provided under Section 5(b) for the time of the deferral.

(c) If a distribution is to be made to a beneficiary and such beneficiary dies before such distribution has been made, the amount of the distribution will be paid to the estate of the beneficiary in one lump sum.

Section 9. Participant's Rights Unsecured. The right of any Participant to receive benefits under the provisions of the Plan shall be contractual in nature only; however, the amounts of such benefits may be held in a trust, the assets of which shall be subject to the claims of the Company's general creditors only in the event of bankruptcy or insolvency. Any amounts paid to a Participant from such trust shall reduce the amount of benefits owed by the Company.

Section 10. Assignability. No right to receive payments hereunder shall be transferable or assignable by a Participant or beneficiary.

Section 11. Participation in Other Plans. Nothing in this Plan will affect any right which a Participant may otherwise have to participate in any other retirement plan or agreement which the Company may have now or hereafter.

Section 12. Discretion of Company and Board. Any decision made or action taken by the Company or by the Board arising out of or in connection with the construction, administration, interpretation and effect of the Plan shall lie within the absolute discretion of the Company or the Board, as the case may be, and shall be final, conclusive and binding upon all persons.

Section 13.  Change of Control.

(a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not a Participant in the Plan immediately prior to such Change of Control shall be permitted to be a Participant under the Plan following such Change of Control. Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of a Participant or his or her rights with respect to such accrued benefits in the Plan, unless any such amendment, modification or termination is consented to in writing by all such Participants. Upon a Change of Control, payment of all of the value of any and all amounts accrued to the Participant hereunder shall be made to a Participant immediately. For purposes of calculating such payment, a Participant's Investment Subaccount and/or Stock Subaccount shall be valued as of the date of the Change of Control.

(b)  Participants who were receiving  annual  installment  payments  pursuant to
     Section 7 as of January 28, 1998, who did not consent to the provisions of this Section 13 within sixty (60) days of the date of notice of the January 28th amendment shall continue to receive annual installment payments as elected pursuant to Section 7 hereof following a Change of Control.

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

Section 14. Amendment. This Plan may at any time or from time to time be amended, modified or terminated by the Board. No amendment, modification or termination shall, without the consent of a Participant, adversely affect such Participant's accruals in his Participant Account.

Section 15. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

     IN WITNESS WHEREOF, the Company has caused this Amendment to its Deferred Fee Plan for Directors to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereto on the 29th day of April, 1998.

                                                   ASARCO Incorporated



                                                   By: /s/D.B. Woodbury
                                                   Vice President

Attest:


/s/C.D. Gonzalez
Assistant Secretary

[SEAL]

                                  Exhibit 10(d)

                               ASARCO Incorporated

                        DIRECTORS' DEFERRED PAYMENT PLAN

                 (As amended and restated as of April 29, 1998)



Section 1. - Effective Date. The effective date of the Plan as originally adopted is October 25, 1995. The effective date of the Plan as hereby amended and restated is April 29, 1998.

Section 2. - Definitions.

1. Accrual Amounts. All amounts accrued for the benefit of a Director under the Plan.

2.   Board. The Board of Directors of ASARCO Incorporated.

3.   Company. ASARCO Incorporated.

4. Deemed Retirement Date. May 1 of the calendar year a participant reaches his Normal Retirement Date.

5.   Director. Any individual serving as a member of the Board.

6. Fair Market Value. As to Company stock, Fair Market Value shall mean the average of the high and low prices of a single share of Company common stock as reported by the Wall Street Journal for New York Stock Exchange - Composite Trading as of the first trading day coincident with or next following the day as of which such value is to be determined.

7. Investment Manager. The Investment Company selected by the Company for deemed investment of all Accrual Amounts allocated to a Participant's Investment Subaccount.

8. Investment Subaccount. A deemed investment in those mutual funds, except the Asarco Common Stock Fund, available under the Company's Savings Plan.

9. Normal Retirement Date. Normal retirement date for a Director as defined in the corporate by-laws, currently the date of the Annual Meeting of Stockholders next following the Director's 72nd birthday.

10. Participant. Any eligible Director or former Director with a Participant Account balance.

11. Participant Account. A bookkeeping account established in the financial records of the Company for each Participant. Participant accounts consist of an Asarco Stock Subaccount and an Investment Subaccount. Participant Accounts are credited with a Participant's Accrual Amounts, and deemed investment earnings or losses arising therefrom based on Participant elections pursuant to Sections 4 and 5.

12.  Asarco  Stock  Subaccount.   A  phantom  Asarco  stock  equivalent  account
     consisting of deemed whole shares of ASARCO Incorporated common stock and cash.

Section 3. - Eligibility. All non-employee Directors who are either: (a) elected to the Board of Directors of ASARCO Incorporated after October 25, 1995 or (b) who have not yet reached the tenth anniversary of their election as of that date, are Participants in the Plan.

     Non-employee Directors with five or more years of service as of October 25, 1995 are eligible to transfer benefits accrued under the ASARCO Incorporated Retirement Plan for Non-Employee Directors (the Directors' Retirement Plan) pursuant to transitional rules as provided in the Plan as originally adopted.

Section 4. - Accrual of Benefits. Each eligible Participant shall accrue a benefit equal to 75 percent of the cash retainer paid to Directors by the Company. Benefits will accrue on the last business day of each calendar quarter. Each Participant will accrue benefits under the Plan for a maximum of ten years. The accrual of benefits under the Plan by Directors who accrued benefits under the Directors' Retirement Plan will be reduced by one year for each year of credited service under the Directors' Retirement Plan.

     At least 50 percent of all Accrual Amounts shall be credited to the Asarco Stock Subaccount. A Director may elect in writing to have the remainder of his Accrual Amounts credited, in additional increments of 25 percent, to either (a) his Asarco Stock Subaccount, or (b) an Investment Subaccount, as described below.

     An election by a Director under this Section 4 must be received by the Company prior to January 1 of the calendar year during which the election is to be effective and shall be irrevocable for the entire year. If no election is made, Accrual Amounts shall be allocated 100 percent to the Asarco Stock Subaccount. An election shall remain in effect for subsequent years unless changed prior to the January 1 of any such subsequent year.

Section 5. - Deemed Investment Provisions. The Company will establish a Participant Account for each Participant. A Participant's Accrual Amounts will be deemed invested in the Asarco Stock Subaccount, and if elected, the Investment Subaccount, in accordance with his election under Section 4.

a) Accrual Amounts Allocated to Asarco Stock Subaccounts

     (1) A Participant's Asarco Stock Subaccount shall be deemed invested in accordance with the Participant's election in whole shares of Company common stock which could be purchased at Fair Market Value with the Accrual Amounts credited to a Participant's Asarco Stock Subaccount on the last business day of each calendar quarter.

     (2) The Asarco Stock Subaccount also shall be credited with a bookkeeping entry indicating the number of additional whole shares which could be purchased at Fair Market Value with any dividends payable on the deemed shares held in the Asarco Stock Subaccount on the day such dividends are payable to shareholders of Company common stock.

     (3) Any amounts that are insufficient to permit the crediting of a whole share of Company common stock shall be carried as a cash balance bookkeeping entry in such Asarco Stock Subaccount. On any date on which new funds are available for deemed investment in Company stock (either due to an additional deferral or the availability of deemed dividends), the cash amount will be added to any such other funds, and the maximum number of whole shares that could be purchased at Fair Market Value will be deemed invested. The remaining amount, if any, will be held as cash. No interest shall be credited on any such Asarco Stock Subaccount cash balance.

     (4) The Asarco  Stock  Subaccount  shall be  adjusted  to reflect any stock
     split,   stock   dividend,    recapitalization,    merger,   consolidation,
     reorganization or other similar change in the Company's common stock.

b) Accrual Amounts Allocated to Investment Subaccounts

     (1) At the time of the election to participate in the Plan, the Participant must elect in writing to have any Accrual Amounts allocated to his Investment Subaccount invested, in increments of 5%, in one or more of the investment funds as are provided under the Asarco Savings Plan, except, however, that the Asarco Common Stock Fund shall not be available as a deemed investment. Said election must total one hundred percent (100%) of his Accrual Amounts allocated to the Investment Subaccount.

     (2) A Participant's Investment Subaccount shall be deemed invested in accordance with the Participant's election. The Participant's account shall be credited with deemed earnings, gains, losses, expenses and changes in the fair market value of such Participant's account as if the Company had followed such investment designations.

     (3) Each Participant may elect that his future Investment Subaccount deferrals be deemed invested in a proportion different from that previously elected. Such new election shall be prospective only and shall be made in accordance with paragraph (b)(2). Any changes in such deemed investments must be in accordance with rules, if any, as are established by the Company or the Investment Manager.

     (4) Consistent with this Section 5, each Participant may elect in writing, that a whole percentage (no less than 5%) or specific dollar amount of his deemed investment in any fund available under the Investment Subaccount may be transferred to any other fund available thereunder. Such election will be prospective only and will be permitted in accordance with rules, if any, as shall be established by the Company or the Investment Manager.

Section 6. Transfers. No election may be made to have amounts previously credited to a Participant's Investment Subaccount transferred to his Asarco Stock Subaccount. Amounts previously credited to a Participant's Asarco Stock Subaccount may not be transferred to his Investment Subaccount, except on or after the earlier in time of (a) one year prior to normal retirement date, or
(b) the actual retirement date.

Section 7. - Payment of Deferred Compensation.

(a) Retirement at Normal Retirement Date A Participant who retires at his Normal Retirement Date will receive the entire value of his Participant Account in cash on January 15 of the year following the year of retirement.

(b) Termination at Other than Normal Retirement Date A Participant who terminates service as a Director at a date other than Normal Retirement Date will receive the entire value of his Participant Account in cash on the 15th day of the 13th month following the date of termination.

(c) Further Deferral Notwithstanding (a) and (b) of this section, a Participant may elect to further defer receipt of all or a portion of his Participant Account for a period of up to 10 years from the earlier to occur of the Deemed Retirement Date or, if applicable, the date of termination. In order to defer a payment of benefits under the Plan, a Participant must file a written election at least one year in advance of the date that a payment of benefits under the Plan would otherwise be made. The Participant may elect to receive the amount deferred in a single cash payment or in annual cash installments. Any further elections to defer the receipt of benefits under the Plan must also be filed at least one year prior to the scheduled payment date. Acceleration of any benefits deferred pursuant to this paragraph can only be made by filing a request for payment at least one year in advance of the requested accelerated payment date.

(d) Financial Hardship of Participants At any time a Participant may request a payment of all or a portion of the value of his Participant Account. Such a request shall be approved by the Company only upon a finding that the Participant has suffered a severe financial hardship which has resulted from events beyond the Participant's control ("Hardship Event"), and only in the amount reasonably needed to satisfy such Hardship Event. Whether a Hardship Event has occurred shall be determined in accordance with Treasury Regulation Sections 1.457- 2(h)(4) and (5). In the event such a payment is approved, payment of all or a portion of the value of the Participant Account shall be made as soon as practicable to the Participant.

(e) Other Withdrawals Absent a Hardship Event or adequate prior notice (in accordance with paragraph (c) above), a request for a payment of all or a portion of the value of a Participant Account may be made by a Participant subject to a 6% penalty of the amount of the requested payment, which penalty shall be deducted from the requested payment. The requested payment, less such penalty, shall be paid in cash in a single lump sum as soon as practicable after the requested payment date.

Section 8. - Designation of Beneficiary.

     (a) A Participant may designate a beneficiary by giving written notice to the Company. If no beneficiary is designated, the beneficiary will be the Participant's estate. If more than one beneficiary statement has been filed, the beneficiary or beneficiaries designated in the statement bearing the most recent date will be deemed the valid beneficiary.

     (b) In the event of a Participant's death before he has received all of the benefits to which he is entitled hereunder, the value of the Participant's Participant Account shall be paid to the estate or designated beneficiary of the deceased Participant in one cash lump sum as soon as practicable after the first January 15 or July 15 following such date of death, unless the Participant has elected to continue without change the schedule for payment of benefits, in which case the beneficiary shall have the investment choices provided under Section 5(b) for the time of the deferral.

     (c) If the distribution is to be made to a beneficiary and such beneficiary dies before such distribution has been made, the amount of the distribution will be paid to the estate of the beneficiary in one lump sum.

Section 9. - Participant's Rights Unsecured. The right of any Participant to receive future installments under the provisions of the Plan shall be contractual in nature only; however, the amounts of such installments may be held in a trust, the assets of which shall be subject to the claims of the Company's general creditors in the event of bankruptcy or insolvency only. Any installment paid from such trust shall reduce the amount of benefits owed by the Company.

Section 10. - Assignability. No right to receive payments hereunder shall be transferable or assignable by a Participant or beneficiary.

Section 11. - Participation in Other Plans. Nothing in this Plan will affect any right which a participant may otherwise have to participate in any other retirement plan or agreement which the Company may have now or hereafter.

Section 12. - Discretion of Company and Board. Any decision made or action taken by the Company or by the Board arising out of or in connection with the construction, administration, interpretation and effect of the Plan shall lie within the absolute discretion of the Company or the Board, as the case may be, and shall be final, conclusive and binding upon all persons.

Section 13. - Change of Control.

(a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not a Participant in the Plan immediately prior to such Change of Control shall be permitted to be a Participant under the Plan following such Change of Control. Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of a Participant or his or her rights with respect to such accrued benefits in the Plan, unless any such amendment, modification or termination is consented to in writing by all such Participants. Upon a Change of Control, payment of all of the value of any and all amounts accrued to the Participant hereunder shall be made to a Participant immediately. For purposes of calculating such payment, a Participant's Investment Subaccount and/or Asarco Stock Subaccount shall be valued as of the date of the Change of Control.

(b)  Participants  who were receiving annual  installment  payments  pursuant to
Section 7 as of January 28, 1998,  who did not consent to the provisions of this
Section 13 within sixty (60) days of the date of notice of the January 28th amendment shall continue to receive annual installment payments as elected pursuant to Section 7 hereof following a Change of Control.

(c) For purposes of this Plan, a "Change of Control" shall be deemed to have occurred if:

          (1) any "Person", as such term is used in Sections 12(d) and 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing either 31% or more of the voting power of all classes of capital stock of the Company or 33-1/3% or more of the then outstanding common stock without par value, of the Company;

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

Section 14. - Amendment. This Plan may at any time or from time to time be amended, modified or terminated by the Board. No amendment, modification or termination shall, without the consent of a Participant, adversely affect such Participant's accruals in his Participant Account.

Section 15. - Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.



               IN WITNESS WHEREOF, the Company has caused this Amendment to its Directors' Deferred Payment Plan to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereto on the 29th day of April, 1998.

                                                   ASARCO Incorporated




                                                   By: /s/ D.B. Woodbury
                                                   Vice President
Attest:



/s/ C.D. Gonzalez
Assistant Secretary

[SEAL]

                                  Exhibit 10(h)

                               ASARCO Incorporated

                            SUPPLEMENTAL PENSION PLAN

                       FOR DESIGNATED MID-CAREER OFFICERS

                       (As amended through April 29, 1998)


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

     NOW, THEREFORE, the Company hereby adopts the Plan effective November 24, 1987.

1.   DEFINITIONS.

          1.1  Benefit  Commencement  Date.  Except as provided in Sections 3.1,
               3.3 and 6, the date on which benefits commence under the Pension Plan.

          1.2  Board. The Board of Directors of ASARCO Incorporated.

          1.3  Company. ASARCO Incorporated.

          1.4 Compensation. Compensation shall be as defined under the Pension Plan.

          1.5 Committee. The Organization and Compensation Committee of the Board or any individual or individuals to whom it delegates authority.

          1.6 Disability. Permanent and total disability as defined in the Pension Plan.

          1.7 Executive. An officer of the Company holding a rank of Vice President or higher who is determined by the Committee in its sole discretion to be a person who when first employed by the Company already had prior business or professional experience which was valuable to the Company and relevant to the position for which he was employed. This term shall also include the Executive's spouse in the event benefit payments, as described hereinafter, have commenced under the Plan to such spouse. The terms Executive or Participant shall have identical meanings in this Plan.

          1.8 Final Compensation Rate. The average of the sixty highest consecutive monthly amounts of the Executive's Compensation in the one hundred twenty months preceding his retirement or termination of employment prior to age 65.

          1.9 Pension Plan. The Retirement Benefit Plan for Salaried Employees of ASARCO Incorporated.

          1.10 Primary Insurance Amount. The Executive's Primary Insurance Amount for social security purposes, determined on the basis of the Executive's actual compensation with respect to years of employment with the Company. With respect to years of employment, if any, prior to employment with the Company, the Committee shall estimate the Executive's income that is treated as wages for purposes of the Social Security Act. If the Executive's employment with the Company is terminated prior to age 65, for years following termination of employment, it shall be assumed for purposes of calculating the Primary Insurance Amount that the Executive earns compensation so as to accrue maximum Social Security benefits.

2. SUPPLEMENTAL BENEFIT. All supplemental benefits under the Plan shall be determined according to this Section 2.

          2.1 Net Annual Benefit. The base annual benefit payable to the Executive on or after age 65 shall be determined by multiplying his annualized Final Compensation Rate by 0.55 (fifty-five percent). This amount shall be reduced by the sum of (i) the annual amount of any benefits accrued as of the Benefit Commencement Date (other than benefits attributable to pre- or post-tax contributions made by the Executive) which are payable, which have been paid or which will become payable to the Executive from any defined benefit, money purchase or other pension benefit plan (whether qualified or nonqualified) maintained by the Company or any other employer at any time, (ii) the annual amount of any benefits payable, paid or to be paid on account of Disability under a plan maintained by the Company or any other employer at any time, and (iii) his annual Primary Insurance Amount. In the event the Executive has received, is receiving, or is scheduled to receive benefits from another such pension or disability plan in any form other than a single life annuity (including a single sum distribution or a variable annuity) or at a time other than when benefits commence under this Plan, the benefits to be taken into account under (i) and
               (ii) above shall be determined in good faith by the Company based on actuarial assumptions and factors reasonably utilized under the Pension Plan as of the date of determination, or to the extent such factors or assumptions do not contemplate a particular situation which arises under this Plan, based upon the factors applied by the Pension Benefit Guaranty Corporation for purposes of determining the present value of benefits upon termination of a plan with insufficient assets. In the event of a controversy concerning the calculation of benefits described in
               (i) or (ii) above, the Committee shall in good faith determine the amount of benefits pursuant to Section 5 of the Plan. The benefit remaining after this reduction shall constitute the Executive's Net Annual Benefit.

          2.2  Form and Timing of Payment.

               (a) Except as otherwise provided herein, the benefit shall be payable to the Executive in a lump sum, payable on January 15 of the year immediately following the Benefit Commencement Date, and calculated as set forth in Section 2.3. In the event of a Change of Control (as defined below) the benefit shall be payable as soon as practicable following the Change of Control and the lump sum shall be calculated as set forth in Sections 2.3 and 6 below.

               (b) An Executive may elect prior to the Benefit Commencement Date to defer (for a period not to exceed twenty (20) years) all or part (but not less than $50,000) of a lump sum payment under the Plan (the "Deferral Amount") to a future date or to convert the Deferral Amount to a series of scheduled installments. Such an election must be made at least twelve (12) months prior to the date payment would be made under Section 2.2(a), except in the event of termination by reason of Disability, in which case the election may be made at any time prior to the Benefit Commencement Date. Any such election may be changed, provided that no such change shall be given effect unless it is made in writing at least twelve (12) months prior to the date benefits under the Plan are payable. The Deferral Amount shall be deemed invested in accordance with an election to be made by the Executive under rules established by the Committee. The Company will attempt to follow the Executive's elections, but will not be required to do so. Regardless of whether the Executive's elections are followed, the Deferral Amount shall be credited with deemed earnings, gains, losses, expenses and changes in the fair market value of such Deferral Amount as if the Company had followed such investment designations.

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

               (d)  All  deemed   investments  of  Deferral  Amounts   including
               provisions for transfers among investment vehicles will be in accordance with rules established by the Committee.

               (e) Notwithstanding paragraphs (a) and (b) above, an Executive may elect in writing to receive single life annuity payments under the Plan at approximately the same time as payments are to be made to the Executive under the Pension Plan. Such an election must be made at least twelve (12) months prior to the Benefit Commencement Date, except in the event of termination by reason of Disability, in which case the election may be made at anytime prior to the Benefit Commencement Date. Any such election may be changed, provided that no such change shall be given effect unless it is made in writing at least twelve (12) months prior to the Benefit Commencement Date.

               (f) At any time subsequent to an Executive's Benefit Commencement Date, an Executive who made an election pursuant to Section 2.2(b) may request a payment of all or a portion of the value of his Deferral Amount not yet payable. Such a request shall be approved by the Committee only upon a finding that the Executive has suffered a severe financial hardship which has resulted from events beyond the Executive's control ("Hardship Event"), and only in the amount reasonably needed to satisfy such Hardship Event. Whether a Hardship Event has occurred shall be determined in accordance with Treasury Regulation Sections 1.457-2(h)(4) and
               (5). In the event such a payment is approved, payment of the approved amount from the Deferral Amount shall be made in cash in a single lump sum as soon as practicable to the Executive.

               (g) At any time subsequent to an Executive's Benefit Commencement Date, an Executive who made an election pursuant to Section 2.2(b) may elect the acceleration of payment of all or a portion of the value of any Deferral Amount not yet payable subject to a 6% penalty of the amount accelerated. Payment of such amount, less such penalty (which shall be forfeited), shall be paid in cash in a single lump sum as soon as practicable.

               (h) Notwithstanding the foregoing, subsequent to an Executive's Benefit Commencement Date, an Executive who has made an election pursuant to Section 2.2(b) may file an election to amend such prior election as to the time or amount of any payment due and payable at least 12 months subsequent to such amendment, and to change the form of such payments, provided no such election may accelerate any payment to a date earlier than 12 months from the date of filing the election. The amended form of payment may be a single sum payment of any amounts not yet due and payable, or annual installments of any such amounts, or a combination thereof, provided no payments may be extended for more than 20 years following the Executive's Benefit Commencement Date.

               (i) Upon the death of an Executive who has elected an annuity form of payment pursuant to Section 2.2(e) above, the Executive's surviving spouse, if any, at the date of death ("Surviving Spouse") shall receive 50% of the Net Annual Benefit described in
               Section 2.1 above and as adjusted as provided in Section 3.3, if applicable, for life.

               (j) Upon the death of an Executive in all other events, the Executive's Surviving Spouse, shall receive any benefits due to the Executive under this Plan as adjusted as provided in Section 3.3, at the same time as provided under paragraphs (a) and (b) above. In such case, the surviving spouse shall have the same rights as are provided to the Eligible Employee pursuant to this
               Section 2. If the Executive has no Surviving Spouse, any remaining benefits payable shall be paid as soon as practicable in a single sum to his beneficiary, or if none, to his estate.

          2.3  Calculation  of Lump Sum. The amount of the lump sum described in
          Section 2.2(a) shall be the present value of the benefits payable under the Plan, determined by using the following actuarial assumptions for the Executive (and spouse if married at the date of determination):

               (a) Discount Rate. The discount rate used in computing the present value of benefits payable under the Plan is the yield on 10-year treasury notes on the Benefit Commencement Date, or if a legal holiday, the first business day immediately following the Benefit Commencement Date. However, at any time during a thirteen month period ending with the Benefit Commencement Date, the Executive may designate an alternative date ("Alternative Date") for fixing the interest rate used to calculate the present value of the lump sum distribution. The designation must be in writing, and the date designated must be within seven calendar days of the date the designation is received by the Company. The designation of the discount rate, once made, may not be changed for any reason. Notwithstanding the foregoing, if an Executive designates an Alternative Date under this subsection in contemplation of commencing benefits under the Pension Plan, such designation will survive a subsequent postponement of the commencement of benefits under the Pension Plan by such Executive, except that, if the yield on 10-year treasury notes on the Benefit Commencement Date is higher than on the Alternative Date, the yield on the Benefit Commencement Date will be used.

               (b) Mortality Table. The Mortality Table used will be that contained in U.S. Internal Revenue Service Revenue Ruling 95-6 or any succeeding Revenue Ruling issued by the Internal Revenue Service for use in applying the provisions of sections 415 and 417(e) of the Internal Revenue Code.

          2.4 Eligibility for Benefit.  Except as provided under Section 3.3 and
          Section 6 no benefit shall be payable unless the Executive shall have been in the employ of the Company as a Vice President or officer of higher rank for a period of at least 10 years on his Benefit Commencement Date.

3. TERMINATION OF EMPLOYMENT PRIOR TO AGE 65. If the Executive terminates employment prior to age 65, for any reason, his rights and benefits under the Plan will be determined in accordance with this Section 3.

          3.1 Benefit Commencement. The Benefit Commencement Date shall be as defined in Section 1 (and the Executive shall have no right to elect any other date); provided, however, that at the option of the Company, the Company may require that the Benefit Commencement Date shall be the last day of the month in which the Executive reaches his 65th birthday, if later than the date benefits would otherwise commence hereunder. The option provided to the Company herein shall not be exercised unreasonably or in bad faith.

          3.2 Benefit Adjustment. If the Executive terminates prior to age 65 for reasons other than death or Disability, his Net Annual Benefit shall be reduced by 33/100 of one percent (0.0033) for each month such termination precedes the month in which he attains age 65.

          3.3 Death and Disability. If the employment of the Executive with the Company terminates prior to age 65 but after completion of at least 10 years service with the Company, whether or not as an officer, due to reason of Disability, the Executive will be eligible for immediate commencement of benefit payments as provided in Section 2. Further, no reduction in Net Annual Benefits will be made under Section 3.2 above. If the employment of the Executive with the Company terminates prior to age 65 but after completion of at least 10 years service with the Company, whether or not as an officer, for the reason of death, the Executive's Surviving Spouse shall be eligible for immediate commencement of a Net Annual Benefit equal to 50% of the Executive's Net Annual Benefit as provided in Section 2.2 above, except that if the spouse is more than 60 months younger than the Executive, such spouse's Net Annual Benefit shall be reduced by 1/12 of 1% for each full month by which the spouse is more than 60 months younger than the Executive; provided, however, that in determining the amount of such survivor benefit, no reduction shall be made pursuant to Section 3.2 for the early commencement of benefits; and further provided, however, such benefits shall be paid in accordance with Section 2.2 above.

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

4. INDEMNIFICATION. The Company shall pay any and all legal fees and expenses incurred by the Executive in seeking to obtain or enforce any rights under the Plan, provided that the Executive is successful in obtaining or enforcing such rights.

5. ADMINISTRATION. Issues relating to the administration of the Plan and payment of benefits thereunder shall be determined in good faith by the Committee pursuant to the terms of the Plan.

6.   CHANGE OF CONTROL.

          (a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not a Participant in the Plan immediately prior to such Change of Control shall be permitted to be a Participant under the Plan following such Change of Control. Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of a Participant or his or her rights with respect to such accrued benefit in the Plan, unless any such amendment, modification or termination is consented to in writing by all such Participants. Upon a Change of Control, benefits under the Plan shall vest at a rate of ten percent (10%) for each year the Executive served as a Vice President or higher (prorated for partial years) and the requirements of Sections 2.4, 3.1 and 3.4 shall be deemed waived. Upon a Change of Control, the value of the benefits payable to an Executive under the Plan will be determined assuming, for purposes of applying Section 3.2, that the Executive terminated on the date of the Change of Control at age 55 or his actual age, if older, and shall be paid in a single cash lump sum to the Executive immediately, provided that in the case of an Executive who has not attained age 55, such amount shall be discounted to reflect the commencement of benefits prior to age 55 using the assumptions provided in Section 2.3.

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

               (2) the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board of Directors of the Company and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board of Directors or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two thirds (2/3) of the directors then still in office who either were directors on April 29, 1998 or whose appointment or election or nomination for election was previously so approved or recommended;

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

7. AMENDMENT. The Plan may not be terminated or amended except by action of the Board, and may not be amended to terminate or reduce or adversely affect benefits of any Executive then participating in the Plan without the approval of such Executive.

8. FORFEITURE. No forfeiture provisions contained herein shall survive a Change of Control.

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

12. EMPLOYMENT. Nothing contained in the Plan nor any action taken hereunder shall be construed as a contract guaranteeing the Executive continued status as an employee. Further, if the Executive has committed willful misconduct in office materially injurious to the Company or has been convicted of a felony relating to conduct in office affecting the Company constituting willful violation of criminal law, any rights of the Executive under the Plan may be terminated by action of the Committee.

13. VALIDITY. In the event any provision of this Plan is held invalid, void, or unenforceable, the same shall not affect in any respect whatsoever the validity of any other provision of this Plan. Recipients in pay status as of January 28, 1998, who did not consent to the amendment to the Plan, effective January 28, 1998, within sixty (60) days of the date of notice of the amendment shall continue to receive benefits in the event of a Change of Control under the terms of the Plan in effect on the date preceding January 28, 1998.

14.  ASSIGNMENT.  The  Executive  may  not  assign,  alienate,   anticipate,  or
     otherwise encumber any rights, duties or amounts which he may be entitled to receive under the Plan.

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

17. CAPTIONS. The captions to the sections and paragraphs of the Plan are for convenience of reference only and shall not control or affect the meaning or construction of any of its provisions.




     IN WITNESS WHEREOF, the Plan, as amended through April 29, 1998, has been adopted by the Company upon the recommendation of the Committee and the approval of its Board of Directors.

                                                   ASARCO Incorporated



                                                   By: /s/K. R. Morano
                                                   Executive Vice President

Attest:



/s/C. D. Gonzalez
Assistant Secretary

[SEAL]

                                  Exhibit 10(k)

                               ASARCO Incorporated

                           Compensation Deferral Plan

                 (As Amended and Restated as of April 29, 1998)


Section 1 - Effective Date.
The effective date of the Plan as originally adopted is February 1, 1995. The effective date of the Plan as hereby amended and restated is April 29, 1998.

Section 2 - Definitions.

1)   Board. - the Board of Directors of ASARCO Incorporated

2)   Code. - the Internal Revenue Code of 1986, as amended

3) Committee. - the Organization and Compensation Committee of the Board or any individual or individuals to whom authority has been delegated hereunder by the Organization and Compensation Committee.

4) Company. - ASARCO Incorporated and any subsidiary of ASARCO Incorporated that has adopted the Plan

5) Deferral Amounts. - a Participant's Salary Deferral Amounts, Incentive Compensation Deferral Amounts, Employer Provided Benefit, and Special Incentive Compensation Awards

6)   Director. - any individual serving as a member of the Board

7) Incentive Compensation Plan - the Incentive Compensation Plan for Exempt Salaried Employees of ASARCO Incorporated

8) Incentive Plan - the Incentive Compensation Plan for Senior Officers of ASARCO Incorporated

9) Participant - an Eligible Employee, as defined in Section 3, who has a valid election in effect under the Plan

10) Participant Account - A bookkeeping account established in the financial records of the Company to record the Deferral Amounts and deemed investment earnings or losses arising therefrom based on Participant elections pursuant to Section 5.

11) Retirement - Retirement under the Retirement Benefit Plan for Salaried Employees of ASARCO Incorporated.

12) Savings Plan - Savings Plan of ASARCO Incorporated and Participating Subsidiaries

Section 3 - Eligibility.

a) Salary Deferral For purposes of salary deferral, any employee eligible to participate in the Savings Plan who:

     1) had compensation from the Company of at least $80,000 (or such other greater limit as may be established under Code Section 414(q)(1)(B)(1)) (the "HCE Limit") for the calendar year preceding the year for which the election is effective, or

     2) has an annualized base salary equal to or greater than the HCE Limit for the year for which the election is effective shall be considered an "Eligible Employee".

b) Incentive Compensation Deferral For purposes of deferrals of incentive compensation received under the Incentive Compensation Plan and the Incentive Plan ("Incentive Compensation Awards"), any exempt salaried employee of the Company who meets the compensation requirements of Section 3(a)(1) or 3 (a) (2) above, shall be considered an "Eligible Employee".

Section 4 - Participation.

a)   Election to Defer

     1) Salary Deferral. To become a Participant in the salary deferral component of the Plan for a particular calendar year, an Eligible Employee must elect, prior to the beginning of such calendar year, to defer receipt of a percentage of his base annual salary to be earned during the succeeding calendar year. Such an election shall be in writing on forms prescribed by the Committee, and shall include the percentage of base annual salary to be deferred. A Participant's election to defer with respect to a calendar year under this subsection (a)(1) shall continue in effect for all subsequent calendar years until changed in accordance with subsection (d). An employee of the Company who becomes an Eligible Employee during a calendar year may elect to become a Participant in the Salary Deferral component of the Plan for such calendar year by electing to defer a percentage of his base annual salary (in accordance with Section 4(b)) within 30 days of becoming an Eligible Employee. The election will be effective on a prospective basis beginning with the payroll period that occurs as soon as administratively practicable following receipt of the election by the Committee.

     2) Incentive Compensation Deferral. To become a participant in the Incentive Compensation Deferral component of the Plan for a particular calendar year, an Eligible Employee must elect, prior to the beginning of such calendar year, to defer receipt of an amount not to exceed 100 percent of his Incentive Compensation Award, payable during the calendar year to which the election relates. Such an election shall be in writing on forms prescribed by the Committee. A Participant's election to defer with respect to a calendar year under this subsection (a)(2) shall continue in effect for all subsequent calendar years until changed in accordance with subsection (d).

b)   Deferral Amount

     1) Salary Deferral. A Participant who meets the requirements of Section 4(a)(1) for a calendar year may elect to have the following amounts (the "Salary Deferral Amount") credited to his account for such calendar year or portion thereof during which an election is effective (the "Deferral Period"):

          a) the product of (i) the Participant's elected salary deferral contribution percentage under this Plan (not to exceed the maximum contribution percentage permitted under the Savings Plan) and (ii) the lesser of the Participant's base annual salary for such year or the Compensation Limit (as defined below); reduced by the maximum contribution permitted for highly compensated employees under the Savings Plan due to the limitations imposed by Code Section 401(k)(3) or by the plan administrator for the Savings Plan for such calendar year; and

          b) the Participant's elected salary deferral contribution percentage under the Savings Plan as in effect on January 1 of such year, multiplied by the Participant's base annual salary in excess of the Code Section 401(a)(17) limit, as adjusted from time to time ($160,000 in 1999) (the "Compensation Limit"); provided, however, that the total amount of Salary Deferrals under this subsection cannot exceed the maximum contribution percentage as may then be permitted under the Savings Plan.

     2) Incentive Compensation Deferral. The amount of a Participant's incentive compensation deferral for a Deferral Period shall be any whole dollar amount or whole percent of his Incentive Compensation Award payable during the calendar year as elected by the Participant (the "Incentive Compensation Deferral Amount"). In the event the award payable is less than the dollar amount specified in the Participant's election, the full amount of the award shall be deferred (subject to Section 15).

     3) Employer Provided Benefit. With respect to each Deferral Period, the Company shall make a deemed matching contribution equal to 50% of each Participant's Salary Deferral Amount (each such deemed matching contribution, an "Employer Provided Benefit"); provided, however, that no Participant's Employer Provided Benefit with respect to a particular year may exceed the amount by which 3% of such Participant's base salary for such year exceeds the matching contribution made by the Company on the Participant's behalf under the Savings Plan for such year.

     4) Special Incentive Awards. Notwithstanding anything to the contrary herein, the Committee, in its discretion, may provide for any amounts awarded to a Participant by the Board or the Committee as a special incentive award under the Incentive Compensation Plan to be deferred pursuant to the terms of this Plan and credited to a Participant's Account, subject to the terms and limitations of the award ("Special Incentive Awards").

c) Irrevocability of Election Subject to the provisions of subsection (d) of this Section 4, a deferral election hereunder shall be irrevocable.

d) Change of Election A Participant may change prior elections with respect to Salary Deferral or Incentive Compensation Deferral once in each calendar year. Changes shall be in writing, on forms prescribed by the Committee. Such change of election shall first be effective for the calendar year beginning after the date the change is received by the Committee.

Section 5 - Deemed Investment Provisions.

(a) At the time of the election to participate in the Plan, the Participant must elect in writing to have his Deferral Amounts deemed invested, in increments of no less than 5%, in one or more of the investment funds as are provided under the Savings Plan, except; however, that the Asarco
     Common Stock Fund shall not be available as a deemed investment. Said election must total one hundred percent (100%) of his Deferral Amounts.

(b) The Participant Accounts shall be credited with deemed earnings, gains, losses, expenses and changes in the fair market value of such Participant Accounts as if the Company had followed such investment designations.

(c) Each Participant may elect in writing that his future Deferral Amounts be deemed invested in a proportion different from that previously elected, but the new election shall be prospective only and shall be made in accordance with paragraph (b) of this Section 5. Any changes in such deemed investments must be in accordance with rules, if any, as are established by the Committee.

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

e) Consistent with this Section 5, each Participant may elect in writing, that a whole percentage (no less than 5%) or specific dollar amount of his deemed investment in any fund may be transferred to any other fund available under the Plan. Such election will be prospective only and will be permitted in accordance with rules, if any, as are established by the Committee.

Section 6 - Value and Payment of Benefits.

a)   Payment of Benefits

     Each Participant shall receive the value of his Participant Account in cash on January 15 of the year following the year of the Participant's normal Retirement from the Company. If a Participant terminates service with the Company prior to qualifying for normal Retirement, the value of his Participant Account will be distributed in cash on the 15th day of the 13th month following the date of termination (subject to Section 15). In the event of the death of a Participant before receiving the value of his Participant Account, such distribution shall be paid to his beneficiary or beneficiaries designated pursuant to Section 7 as soon as practicable under the Plan.

b)   Further  Deferral

     Notwithstanding subsection (a) of this section, a Participant who retires from the Company, and who at the time of retirement has a balance in his Participant's Account of at least $50,000, may elect to further defer receipt of all or a portion of his Participant Account, but not less than $50,000 for a period of up to 20 years from his date of retirement from the Company. To defer a payment of benefits under the Plan, a Participant must file a written election at least one year in advance of the date that payment of benefits under the Plan would otherwise be made. The Participant may elect to receive the amount deferred in a single cash payment or in annual cash installments. Any further elections to defer the receipt of benefits under the Plan must also be filed at least one year prior to the scheduled payment date. Acceleration of any benefits deferred pursuant to this paragraph can be made by filing a request for payment at least one year in advance of the requested accelerated payment date.

c) Financial Hardship of  Participants

     Except as may otherwise be provided by the terms of a Special Incentive Award, at any time prior to commencement of payment of benefits pursuant to paragraph (b) of this Section 6, a Participant may request a payment of all or a portion of the value of his Participant Account. Such a request shall be approved by the Committee only upon a finding that the Participant has suffered a severe financial hardship which has resulted from events beyond the Participant's control ("Hardship Event"), and only in the amount reasonably needed to satisfy such Hardship Event. Whether a Hardship Event has occurred shall be determined in accordance with Treasury Regulation Sections 1.457- 2(h)(4) and (5). In the event such a payment is approved, payment of all or a portion of the value of the Participant Account shall be made as soon as practicable to the Participant.

d)   Other  Withdrawals

     Absent a Hardship Event or adequate prior notice (in accordance with paragraph (b) above), a request for a payment of all or a portion of the value of a Participant Account may be made by a Participant subject to a 6% penalty of the amount of the requested payment, which penalty shall be deducted from the requested payment. The requested payment, less such penalty, shall be paid in cash in a single lump sum as soon as practicable after the requested payment date.

Section 7 - Designation of Beneficiary.

A Participant may designate one or more beneficiaries by giving written notice to the Committee. If no beneficiary is so designated, the Participant's beneficiary will be the Participant's estate. If more than one beneficiary statement has been filed the beneficiary or beneficiaries designated in the statement bearing the most recent date will be deemed the valid beneficiary.

Section 8 - Participant's Rights Unsecured.

The right of any Participant to receive benefits under the provisions of the Plan shall be contractual in nature only; however, the amounts of such benefits may be held in a trust, the assets of which shall be subject to the claims of the Company's general creditors only in the event of bankruptcy or insolvency. Any amounts paid to a Participant from such trust shall reduce the amount of benefits owed by the Company.

Section 9 - Participation in Other Plans.

Nothing in this Plan will affect any right which a Participant may otherwise have to participate in any other retirement plan or agreement which the Company may have now or hereafter.

Section 10 - Non-Alienation of Benefits.

No right to receive payments hereunder shall be transferable or assignable by a Participant or beneficiary.

Section 11 - Administration of the Plan.

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

Section 12 - Amendment or Termination of the Plan.

This Plan may at any time or from time to time be amended, modified or terminated by the Board. No amendment, modification or termination shall, without the consent of a Participant, adversely affect such Participant's accruals in his Participant Account.

Section 13 - No Entitlement to Awards or Right of Continued Employment.

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

Section 14 - Discretion of Company, Committee, and Board.

Any decision made or action taken by the Company or by the Committee or by the Board arising out of or in connection with the construction, administration, interpretation and effect of the Plan shall lie within the absolute discretion of the Company, the Committee or the Board, as the case may be, and shall be final, conclusive and binding upon all persons.

Section 15 - Tax Withholding.

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

Section 16 - Change of Control.

a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not a Participant in the Plan immediately prior to such Change of Control shall be permitted to be a Participant under the Plan following such Change of Control. Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of a Participant or his or her rights with respect to such accrued benefits in the Plan, unless any such amendment, modification or termination is consented to in writing by all such Participants. Upon a Change of Control, payment of all of the value of a Participant Account, including any Special Incentive Award component thereof, shall be made to the Participant immediately in a single cash lump sum without penalty . For purposes of this Section 16 the term "Company" shall mean ASARCO Incorporated.

b) For purposes of this Plan, a "Change of Control" shall be deemed to have occurred if:

     1) any "person", as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing either 31% or more of the voting power of all classes of capital stock of the Company or 33-1/3% or more of the then outstanding common stock, without par value, of the Company;

     2) the following individuals cease for any reason to constitute a majority of the number of Directors then serving: individuals who, on the date hereof, constitute the Board of Directors of the Company and any new director (other than a Director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of Directors of the Company) whose appointment or election by the Board of Directors or nomination for election by the Company's stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the Directors then still in office who either were Directors on the date hereof or whose appointment or election or nomination for election was previously so approved or recommended;

     3) the stockholders of the Company approve a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other company, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity or parent thereof outstanding immediately after such merger or consolidation or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no "person" (as defined herein) acquires more than 50% of the combined voting power of the Company's then outstanding securities; or

     4) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

Section 17 - Severability.

In the event any provision of this Plan would serve to invalidate the Plan, that provision shall be deemed to be null and void, and the Plan shall be construed as if it did not contain the particular provision that would make it invalid.

Section 18 - Governing Law; Binding Effect; Miscellaneous.

The Plan shall be governed and construed and enforceable in accordance with the laws of the State of New York, except as superseded by applicable Federal law.

Where appearing in the Plan, the masculine gender shall include the feminine gender.


          IN WITNESS WHEREOF, the Company has caused the ASARCO Incorporated Compensation Deferral Plan to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereon as of the 29th day of April, 1998.


ATTEST:                                            ASARCO Incorporated


                                                   By: _/s/D.B. Woodbury
                                                               Vice President


Attest:
/s/C.D. Gonzalez
  Assistant Secretary

[SEAL]

                                  Exhibit 10(l)

                               ASARCO Incorporated

                          SUPPLEMENTAL RETIREMENT PLAN

                 (As amended and restated as of April 29, 1998)


Section 1.  Effective Date.

The effective date of the Supplemental Retirement Plan (the "Plan") as originally adopted is February 27, 1976. The effective date of the Plan as hereby amended and restated is April 29, 1998.

Section 2.  Definitions.

1.   Benefits. The amount calculated under Section 4 for each Eligible Employee.

2. Benefit Commencement Date. Except as provided in Section 14, the date benefits commence under the Pension Plan.

3.   Board. The Board of Directors of ASARCO Incorporated.

4.   Code. The Internal Revenue Code of 1986, as amended.

5. Committee. The Organization and Compensation Committee of the Board or any individual or individuals to whom it delegates authority.

6.   Company. ASARCO Incorporated.

7. Deferral Amount. Any Benefit amount, including earnings thereon, receipt of which is deferred under Section 7.

8.   Disability. Permanent and total disability as defined in the Pension Plan.

9.   Eligible  Employee.  Any  employee  who meets the  eligibility  criteria of
     Section 3.

10. Investment Manager. The investment company selected by the Company for deemed investment of deferred benefits.

11. Pension Plan. The Retirement Benefit Plan for Salaried Employees of ASARCO Incorporated.

Section 3.  Eligibility.

All salaried employees of the Company or of any subsidiary specifically designated by the Company, whose retirement benefits payable under the Pension Plan, are reduced:

          (i) due to the benefit limitations of Section 415 of the Code; or

          (ii) due to the requirement of Section 401(a)(17) of the Code that compensation in excess of the limit in effect for a particular year thereunder may not be taken into account for Pension Plan purposes; or

          (iii)due to participation in any Company plan or program that provides for elective pre-tax deferrals (the reductions under this Section 3(i), (ii), and (iii) hereinafter collectively referred to as "Code Reductions")
shall be eligible as to Benefits under this Plan.

Section 4.  Calculation of Benefits.

The Company will pay or cause to be paid to each Eligible Employee or surviving spouse of such Eligible Employee (as defined in the Pension Plan), as the case may be, who receives payment under the Pension Plan (for purposes of this section 4 each a "Recipient"), a Benefit which is equivalent to the excess, if any, of

          (i) the amount such Recipient would have received under the Pension Plan for each calendar year, taking into account all provisions of the Pension Plan in effect and applicable from time to time to the Recipient, except for the Code Reductions; over

          (ii) the amount the Recipient is entitled to receive under the Pension Plan for such year, taking into account the Code Reductions.

Section 5.  Payment of Benefits.

(a) Except as otherwise provided herein, Benefits under the Plan shall be paid in a lump sum, in cash, on January 15th of the year immediately following the year of the Eligible Employee's Benefit Commencement Date.

(b) An Eligible Employee may elect to receive annuity payments under the Plan in the same form and at approximately the same time as payments are to be made to the Eligible Employee under the Pension Plan. Such an election must be made in writing at least twelve (12) months prior to the Benefit Commencement Date, except in the event of termination by reason of "Disability", in which case the election may be made at any time prior to the date of termination. An election under this subsection may be amended at any time provided that no such amendment shall be given effect unless it is made in writing at least twelve (12) months prior to the Benefit Commencement Date.

Section 6.  Death of Employee.

Upon the death of an Eligible Employee:

          (i) Who has elected an annuity form of payment pursuant to Section 5(b), the Eligible Employee's beneficiary under the Pension Plan shall receive the Benefit described in Section 4 above, if any, in the same form and approximately at the same time as payments are made to such beneficiary under the Pension Plan.

          (ii) Who has not  elected  an  annuity  form of  payment  pursuant  to
          Section 5(b), the Eligible Employee's surviving spouse, if any, shall receive any Benefits at the same time as provided in Section 5, except a valid election under Section 7 shall survive the death of the Eligible Employee. In such case, the surviving spouse shall have the same rights as are provided to the Eligible Employee pursuant to
          Section 7 below except that further deferrals will not be permitted. If there is no surviving spouse, the amount payable pursuant to this subsection shall be paid as soon as practicable in a lump sum to the Eligible Employee's beneficiary, or if none, to his estate.

Section 7.  Deferral of Benefit Payments.

(a) If the value of the Benefits payable to an Eligible Employee is at least $50,000, an Eligible Employee may elect at least twelve (12) months prior to the date Benefits will be paid under Section 5(a), to defer, for a period not to exceed twenty (20) years from the Benefit Commencement Date, the Deferral Amount to a future date or to provide for the payment of a Deferral Amount in a series of scheduled installments. Any election made pursuant to this subsection may be amended, provided that no such amendment shall be given effect unless it is made in writing at least twelve (12) months prior to the date Benefits under the Plan are payable, except in the event of termination by reason of Disability, in which case the election may be made at any time prior to the Benefit Commencement Date. Any such election may be changed, provided that no such change shall be given effect unless it is made in writing at least twelve (12) months prior to the date benefits under the Plan are payable.

(b) At any time subsequent to the Benefit Commencement Date, an Eligible Employee who made an election pursuant to Section 7(a) and who has suffered a severe financial hardship which has resulted from events beyond the Eligible Employee's control ("Hardship Event"), may request a payment of all or a portion of the value of his Deferral Amount which is not yet payable. If such a request shall be approved by the Committee payment of all or a portion of the value of the Deferral Amount shall be made in cash in a single lump sum as soon as practicable to the Eligible Employee but only in an amount reasonably needed to satisfy such Hardship Event. Whether a Hardship Event has occurred shall be determined in accordance with Treasury Regulation Sections 1.457- 2(h)(4) and
(5).

(c) At any time subsequent to the Benefit Commencement Date, an Eligible Employee who made an election pursuant to Section 7(a) may elect the acceleration of payment of all or a portion of the value of the Deferral Amount not yet payable subject to a 6% penalty of the amount accelerated. Payment of such amount, less such penalty (which shall be forfeited), shall be paid in cash in a single lump sum as soon as practicable after the requested payment date.

(d) At any time subsequent to the Benefit Commencement Date, an Eligible Employee who has made an election pursuant to Section 7(a) may file an election to amend such prior election affecting any amount payable at least 12 months subsequent to such amendment, provided no such election may accelerate any payment to a date earlier than 12 months from the date of amendment. The amended form of payment may be a single sum payment of any amounts not yet due and payable or annual installments of any such amounts, or a combination thereof, provided no payments may be extended longer than the time specified in Section 7(a).

Section 8.  Investment of Deferral Amounts.

(a) Any Deferral Amount shall be deemed invested in accordance with an election to be made by the Eligible Employee in such investment vehicles as are provided under rules established by the Committee. The Company will attempt to follow the Eligible Employee's elections, but will not be required to do so. Regardless of whether the Eligible Employee's elections are followed, the Deferral Amount shall be credited with deemed earnings, gains, losses, expenses, and changes in the fair market value of such Deferral Amount as if the Company had followed such investment designations. All elections, amendments to elections, and provisions for transfers among investment vehicles shall be in accordance with rules, if any, as shall be established by the Committee.

(b) The election of a deemed investment option is the sole responsibility of each Eligible Employee. Neither Asarco, nor the Committee that administers the Plan, nor any trustee of any trust that may be established in connection with the Plan are authorized or permitted to advise (or shall have any liability with respect to) an Eligible Employee as to the election of any option or the manner in which his Deferral Amount shall be deemed to be invested.

Section 9.  Value of Benefits.

The amount of the lump sum referred to in Section 5(a) shall be the present value of the Benefit amount determined under Section 4 (after taking into account, if applicable, any reductions as set forth in the Pension Plan to reflect the commencement of payments prior to age 65) by assuming that the Eligible Employee has elected a single life annuity under the Pension Plan and by using the following actuarial assumptions:

(a) Discount Rate. The discount rate used in computing the present value of benefits payable under the Plan is the yield on 10-year treasury notes on the Eligible Employee's Benefit Commencement Date, or if a legal holiday, the first business day immediately following the Benefit Commencement Date. However, at any time during a thirteen month period ending with the Benefit Commencement Date, an Eligible Employee may designate an alternative date for fixing the interest rate (the "Alternative Date") used to calculate the present value of the lump sum distribution. The designation must be in writing, and the Alternative Date must be within seven calendar days of the date the designation is received by the Company. The designation of the Alternative Date for fixing the interest rate, once made, may not be changed for any reason. Notwithstanding the foregoing, if an Eligible Employee designates an Alternative Date under this subsection in contemplation of commencing benefits under the Pension Plan, such designation will survive a subsequent postponement of the commencement of benefits under the Pension Plan by such Eligible Employee, except that, if the yield on 10-year treasury notes on the Benefit Commencement Date is higher than on the Alternative Date, the yield on the Benefit Commencement Date will be used.

(b) Mortality Table. The Mortality Table used will be that contained in U.S. Internal Revenue Service Revenue Ruling 95-6 or any succeeding Revenue Ruling issued by the Internal Revenue Service for use in applying the provisions of Sections 415 and 417(e) of the Internal Revenue Code.

Section 10.  Employee's Rights Unsecured.

The right of any Eligible Employee to receive benefits under the provisions of the Plan shall be contractual in nature only; however, the amounts of such benefits may be held in a trust, the assets of which shall be subject to the claims of the Company's general creditors in the event of bankruptcy or insolvency only. Any amounts paid from such trust shall reduce the amount of benefits owed by the Company.

Section 11.  Assignability.

No right or interest of the Eligible Employee under this Plan shall be subject to voluntary or involuntary alienation, assignment or transfer of any kind.

Section 12.  Participation in Other Plans.

Nothing in this Plan will affect any right which an Eligible Employee may otherwise have to participate in any other retirement plan, or agreement, which the Company may have now or hereafter.

Section 13.  Discretion of Company and Board.

Any decision made or action taken by the Company or by the Board arising out of or in connection with the construction, administration, interpretation, and effect of the Plan shall lie within the absolute discretion of the Company or the Board, as the case may be, and shall be final, conclusive and binding upon all persons.

Section 14.  Change of Control.

(a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not an Eligible Employee immediately prior to such Change of Control shall be permitted to be an Eligible

Employee under the Plan following such Change of Control. Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of an Eligible Employee or his or her rights with respect to such accrued benefits in the Plan, unless any such amendment, modification or termination is consented to in writing by all Eligible Employees. Upon a Change of Control, payment of all of the value of any and all amounts accrued to the Eligible Employees hereunder shall be made to Eligible Employees immediately in a single cash lump sum calculated using the Discount Rate and Mortality Table set forth in Section 9. For purposes of this Section 14, benefits under the Pension Plan for employees who have not attained age 55 shall be the amount determined under the Pension Plan payable as a vested deferred benefit (as defined in the Pension Plan) at age 55 after taking into account the discount for commencement of payment before age 55 using the actuarial assumptions in
Section 9.

(b) For purposes of this Plan, a "Change of Control" shall be deemed to have occurred if:

          (1) any "person", as such term is used in Sections 12(d) and 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing either 31% or more of the voting power of all classes of capital stock of the Company or 33-1/3% or more of the then outstanding common stock without par value, of the Company;

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

Section 15.  Designation of Investment Manager.

(a) If the total value of an Eligible Employee's Deferral Amounts under the Plan, the ASARCO Incorporated Supplemental Pension Plan for Designated Mid-Career Officers, and the ASARCO Incorporated Compensation Deferral Plan (collectively the "Plans") exceeds $3 million, the Eligible Employee may file a request with the Committee that the entire value of his Benefits under the Plans be managed by an investment manager to be designated by the Eligible Employee. Such request may be made at any time, however, it may only be effective after the Eligible Employee has retired or otherwise commences to receive benefits under the Pension Plan.

(b) Approval of any such request by an Eligible Employee to designate an investment manager under this Section 15 shall be at the sole discretion of the Committee and, if approved, all fees related to all investment services provided by the designated investment manager will be deducted from the value of the Eligible Employee's accounts. The Eligible Employee designating the investment manager will be solely responsible for the actions of the designated investment manager and neither the Company, nor the Committee, nor any trustee of any trust that may be established in connection with the Plans shall have any responsibility for, or liability with respect to, review or oversight of the performance of the designated investment manager.

Section 16.  Severability.

The provisions of this Plan shall be severable, and if any one or more provisions shall be considered or held to be invalid or unenforceable, or shall result in a portion of the Plan being treated as a pension plan under Title I of ERISA, the remaining provisions shall continue to be valid and enforceable.

Section 17.  Cost to be Borne by Subsidiary.

If any payment under this Plan is to be made to an Eligible Employee on account of any employee's service for a subsidiary of the Company, the cost of such payment shall be borne in such proportions as the Company and such subsidiary shall determine.

Section 18.  Amendment.

This Plan may at any time or from time to time be amended, modified, discontinued or terminated by the Board if, in its sole discretion, such a change is deemed necessary and desirable.

Section 19.  Governing Law.

This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

          IN WITNESS WHEREOF, the Company has caused this Amendment to its Supplemental Retirement Plan to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereto on the 29th day of April, 1998.


                                                   ASARCO Incorporated


                                                   By: /s/ K.R. Morano
                                                   Executive Vice President

Attest:



/s/ C.D. Gonzalez
Assistant Secretary

[SEAL]

                                  Exhibit 10(m)

                               ASARCO Incorporated

        CONSULTING AGREEMENT BETWEEN THE COMPANY AND MR. R. de J. OSBORNE

                            (dated November 24, 1998)


F.R. McAllister
President & COO



Mr. Richard de J. Osborne
Chairman & Cheif Executive Officer
ASARCO Incorporated
180 Maiden Lane
New York, NY 10038

Dear Dick:

In accordance with the Company's retirement policy for its officers, you will retire as Chairman of the Board and CEO effective April 30, 1999. The purpose of this letter is to set forth the terms and conditions of our relationship after your retirement. Please signify your agreement by signing this letter where indicated below and returning it to me. The enclosed copy is for your records.

1. Consulting Arrangement. To ensure a smooth transition in the leadership of the Company, you will, during the one-year period commencing with your retirement, provide consulting services to the Company from time to time, as may reasonably be requested by the then Chairman of the Board and CEO or his designee, with respect to matters of corporate governance, Latin American affairs and metal market analysis. The Company may request you continue to provide these services for one additional year, under the same terms and conditions.

In consideration of these services, the Company will pay you a consulting fee of $4,500 per day or any portion of a day with the minimum of 23 consulting days per year, beginning the first day of the month following your retirement. Payments toward minimum fee will be made, as necessary, quarterly. You will also be reimbursed for reasonable out-of-pocket expenses incurred by you with respect to such services in accordance with the Company's expense reimbursement policy. Consulting fees which in the aggregate exceed the minimum fee, and expense reimbursements will be paid to you within 30 days after you submit a statement to the Company setting forth the date(s) on which you provided consulting services to the Company during the previous quarter, and your reimbursable expenses for the previous month.

2. Directorship. The Company will use its reasonable best efforts to ensure that you remain a director of the Company and the Southern Peru Copper Company during the two-year period commencing with your retirement. As a non-employee director, you will be entitled to compensation and benefits under the plans and arrangements maintained by the Company and Southern Peru Copper, respectively, for their non-employee directors generally.

3. Retiree Benefits. You and your eligible dependents may continue to participate in the Company's medical plan, prescription drug plan, dental plan, and vision plan, on the same basis as other participants. The annual premium to be paid for such participation is $3,630 beginning with the date of your retirement, to be paid quarterly as a deduction from other payments due, and to be adjusted annually based upon the Company's per capita salaried flex plan experience. Benefits to which you and your dependents are or may be entitled to will be determined and provided in accordance with the terms and conditions of the Company's applicable benefit plans. For the medical plan, you have selected the level 1 program.

4. Office and Support Staff. The Company will provide you with an office (with furnishings and other appointments) of a type and size and secretarial assistance of a type and extent provided by the Company to its vice presidents generally. This office will be at the Company's offices in New York City, or, if the Company relocates outside of New York City, at such other, comparable location in New York City as may be mutually acceptable. For so long as you maintain this office, the Company will (a) pay for your membership in one luncheon club, (b) upon your request provide you with the reasonable use of the Company car and driver, to the extent available and (c) provide you with (i) relevant business and industry publications, (ii) a cellular telephone and (iii) a personal computer and peripherals.

It is understood the Company will, at its cost and expense, deliver your current office furniture, computer and personal effects to you at a location in the New York City area specified by you.

5. Americas Society. So long as the Company maintains its membership in the Council of the Americas and you are a director of the Americas Society, the Company will maintain its membership in the Americas Society and will pay the contributions in conjunction with the annual Americas tour by the Board of the Americas Society.

6. Confidentiality. During the course of providing consulting services to the Company, you will have access to confidential information relating to the Company and its affiliates. You agree to treat all Confidential Information as proprietary.

7. Miscellaneous. This agreement is personal to you and your retiree benefits under paragraph 3 may only be assigned to your spouse. This agreement is binding on the Company, and its successors and assignees.

This agreement supersedes any previous understandings or agreement, written or otherwise, regarding the subject matter hereof and may only be amended in writing.

The terms of this agreement will be constructed according to the laws of the State of New York without regard to the conflict of laws provision thereof.

                                                   Regards,


                                                   /s/ Francis R. McAllister
                                                   Francis R. McAllister


Agreed to:



By:/s/Richard de J. Osborne
         Richard de J. Osborne



Date:    11/24/98