Form 10-Q
period 1999-03-31
ASARCO INC
filed 1999-05-10
CIK 7649

1999
                                  First Quarter
                                    Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999                 Commission file number 1-164
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


                                                         Yes   X     No ____


As of April 30, 1999 there were outstanding 39,732,649 shares of Asarco Common Stock, without par value.

                               ASARCO Incorporated
                                and Subsidiaries


                               INDEX TO FORM 10-Q




                                                                    Page No.

Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statement of Earnings
  Three Months Ended March 31, 1999 and 1998                           2

Condensed Consolidated Balance Sheet
  March 31, 1999 and December 31, 1998                                 3

Condensed Consolidated Statement of Cash Flows
  Three Months Ended March 31, 1999 and 1998                           4

Notes to Condensed Consolidated Financial Statements                  5-12

Item 2.  Management's Discussion and Analysis of                     13-19
         Financial Condition and Results of
         Operations

Report of Independent Accountants                                      20


Part II.  Other Information:

Item 1.  Legal Proceedings                                             21

Item 4.  Submission of Matters to a Vote of Security Holders           22

Item 6(a)  Exhibits on Form 10Q                                        23

Exhibit 12 - Statement re Computation of  Consolidated  Ratio of
             Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements

Signatures                                                             24

Exhibit I - Independent Accountants' Awareness Letter

                               ASARCO Incorporated
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)


                                                                                            3 Months Ended
                                                                                               March 31,
                                                                                         1999             1998
                                                                                         ----             ----
(in thousands, except per share amounts)

Sales of products and services                                                          $475,307          $614,511

Operating costs and expenses:
  Cost of products and services                                                          431,047           537,784
  Selling, administrative and other                                                       36,233            37,448
  Depreciation and depletion                                                              35,953            36,272
  Research and exploration                                                                 3,667             8,200
  Environmental and other closed plant
    charges, net of recoveries                                                             2,099             4,554
  Asset dispositions and impairments                                                           -            20,000
                                                                                         -------           -------
  Total operating costs and expenses                                                     508,999           644,258
                                                                                         -------           -------

Operating income (loss)                                                                  (33,692)          (29,747)
Interest expense                                                                         (19,489)          (17,460)
Other income                                                                               3,830             7,117
                                                                                         -------           -------

Earnings (loss) before taxes on income and minority interests                            (49,351)          (40,090)
Taxes on income (benefit)                                                                (16,081)          (14,494)
                                                                                         -------           -------

Earnings (loss) before minority interests                                                (33,270)          (25,596)
Minority interests in net earnings of consolidated subsidiaries                           (2,048)           (6,210)
                                                                                         -------           -------

Net earnings (loss)                                                                     $(35,318)         $(31,806)
                                                                                         ========          ========

Per share amounts:

Net earnings (loss):
  Basic                                                                                  $ (0.89)          $ (0.80)
                                                                                         =======           =======
  Diluted                                                                                $ (0.89)          $ (0.80)
                                                                                         =======           =======

Dividends to common stockholders                                                          $ 0.05           $  0.20

Weighted average common shares outstanding:
  Basic                                                                                   39,682            39,648
  Diluted                                                                                 39,682            39,648




The accompanying notes are an integral part of these financial statements.

                               ASARCO Incorporated
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)




                                                                March 31,           December 31,
                                                                  1999                 1998
                                                                        (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 174,247            $ 193,048
  Marketable securities                                            25,537               22,705
  Accounts and notes receivable, net                              410,847              409,792
  Inventories                                                     283,266              352,411
  Other assets                                                    105,860              104,809
                                                                  -------              -------
     Total current assets                                         999,757            1,082,765

Investments:
  Available-for-sale and other at cost                            119,834              121,532
  Equity method                                                    66,080               64,465
Property, net                                                   2,558,445            2,526,567
Other assets including intangibles, net                           224,588              228,480
                                                                  -------              -------
  Total Assets                                                 $3,968,704          $ 4,023,809
                                                               ==========          ===========

LIABILITIES
Current liabilities:
  Bank loans                                                     $ 14,444              $ 4,963
  Current portion of long-term debt                                27,426               27,676
  Accounts payable                                                331,821              336,501
  Salaries and wages                                               29,255               27,268
  Taxes on income                                                  86,011               84,007
  Reserve for closed plant and environmental matters               53,620               53,394
  Other                                                            49,226               47,611
                                                                   ------               ------
     Total current liabilities                                    591,803              581,420
                                                                  -------              -------

Long-term debt                                                  1,020,272            1,014,942
Deferred income taxes                                              40,056               56,045
Reserve for closed plant and environmental matters                 77,985               90,985
Postretirement benefit obligations                                109,550              108,741
Other liabilities and reserves                                    112,096              113,754
                                                                  -------              -------
     Total non-current liabilities                              1,359,959            1,384,467
                                                                ---------            ---------

MINORITY INTERESTS                                                534,426              533,329
                                                                  -------              -------


COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                  524,282              521,956
Accumulated other comprehensive income (loss), net of tax          (13,046)              (6,989)
Retained earnings                                                 971,280            1,009,626
                                                                  -------            ---------
  Total Common Stockholders' Equity                             1,482,516            1,524,593
                                                                ---------            ---------

  Total Liabilities, Minority Interests and Common
    Stockholders' Equity                                       $3,968,704          $ 4,023,809
                                                               ==========          ===========

(a)  Common shares: authorized 80,000 outstanding:                 39,738               39,652


The accompanying notes are an integral part of these financial statements.


                               ASARCO Incorporated
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)




                                                                                             3 Months Ended
                                                                                                March 31,
                                                                                          1999            1998
                                                                                             (in thousands)
OPERATING ACTIVITIES
Net loss                                                                                 $(35,318)       $ (31,806)
Adjustments to reconcile net loss to net cash provided
 from (used for) operating activities:
   Depreciation and depletion                                                              35,953           36,272
   Benefit for deferred income taxes                                                      (14,646)         (19,122)
   Treasury stock used for employee benefits                                                  393            1,037
   Undistributed equity earnings                                                             (570)          (1,938)
   Net (gain) loss on asset dispositions and impairments
                                                                                              (30)          20,177
   Decrease in reserves for closed plant
     and environmental matters                                                            (12,774)         (10,154)
   Minority interests                                                                       2,048            6,210
   Cash provided from (used for) operating assets and liabilities:
          Accounts receivable                                                              (4,217)         (32,671)
          Inventories                                                                      68,060           29,504
          Accounts payable and accrued liabilities                                           (346)          (8,120)
          Other operating assets and liabilities                                            3,846          (28,232)
          Foreign currency transaction (gains) losses                                       1,447             (610)
                                                                                         ---------        --------

Net cash provided from (used for) operating activities                                     43,846          (39,453)
                                                                                         --------         --------

INVESTING ACTIVITIES
Capital expenditures                                                                      (70,872)         (99,497)
Sale of property                                                                              635            1,960
Purchase of cost investments                                                                 (626)            (592)
Sale of available-for-sale securities                                                      19,412           32,193
Purchase of available-for-sale securities                                                 (18,646)         (34,680)
Proceeds from held-to-maturity investments                                                 22,257           87,910
Purchase of held-to-maturity investments                                                  (25,089)          (1,004)
                                                                                         --------         --------
Net cash used for investing activities                                                    (72,929)         (13,710)
                                                                                         --------         --------

FINANCING ACTIVITIES
Debt incurred                                                                              32,700          223,435
Debt repaid                                                                               (16,942)        (184,793)
Escrow (deposits) withdrawals on long-term loans                                              (27)           1,615
Treasury stock transactions                                                                   969           (1,919)
Purchase of minority interests                                                               (184)          (3,658)
Distributions to minority interests                                                        (1,392)          (7,708)
Contributions from minority interests                                                         625               -
Dividends paid to common stockholders                                                      (1,984)          (7,929)
                                                                                         --------         --------
Net cash provided from financing activities                                                13,765           19,043
Effect of exchange rate changes on cash                                                    (3,483)           1,194
                                                                                         --------         --------
Decrease in cash and cash equivalents                                                     (18,801)         (32,926)
Cash and cash equivalents at beginning of period                                          193,048          210,559
                                                                                         --------         --------
Cash and cash equivalents at end of period                                               $174,247         $177,633
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


                               ASARCO Incorporated
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a review by PricewaterhouseCoopers LLP, the Company's independent accountants. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K.

B.       Inventories were as follows:
         (in millions)

                                                         March 31,  December 31,
                                                           1999         1998

   Inventories of smelters and refineries at lower of
       LIFO cost or market                                $ 6.7       $ 2.3
   Provisional cost of metals received from suppliers
       for which prices have not yet been fixed            31.9        57.9
   Mine inventories at lower of FIFO cost or market        49.3        93.5
   Metal inventory at lower of average cost or market      38.3        39.5
   Materials and supplies at lower of average cost or
      market                                              123.3       124.9
   Other                                                   33.8        34.3
                                                           ----      ------
        Total                                            $283.3      $352.4
                                                         ======      ======


     At March 31, 1999, and December 31, 1998, replacement cost exceeded inventories valued at LIFO cost by approximately $74.0 million.


C.       Financial Instruments:

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

     Swap Agreements: Interest rate swap agreements limit the effect of increases in interest rates on floating rate debt. The differential to be paid or received as interest rates change under any such agreement is recorded in interest expense. Fuel swap agreements limit the effect of increases in the price of fuel. The differential to be paid or received as fuel prices change is recorded as a component of cost of sales.


D. Business Segments:
         (in millions)

                                                  Three Months Ended
                                                       March 31,
                                                 1999           1998
                                                 ----           ----
     Segment Sales:

     Copper                                     $ 362.5       $ 484.9
     Specialty Chemicals                           85.6          83.0
     Aggregates                                     9.5           9.8
     Exploration                                    -             -
     All Other                                     17.7          36.8
                                               --------      --------
       Total                                    $ 475.3       $ 614.5
                                                =======       =======

     Segment Earnings:

     Copper                                     $ (29.6)      $   1.7
     Specialty Chemicals                            7.2           7.7
     Aggregates                                     0.4           1.2
     Exploration                                   (2.0)         (6.1)
     All Other (1)                                 (8.6)        (32.3)
                                                -------      --------
       Total                                    $ (32.6)      $ (27.8)
     Interest and other                           (15.7)        (10.3)
     Less:  Equity earnings                        (1.1)         (2.0)
                                                -------       -------
       Earnings (loss) before taxes on income
         and minority interests                 $ (49.4)      $ (40.1)
                                                =======       ========


          (1) The All Other segment includes a $20 million charge in the first quarter of 1998 to reflect the effect of the sale of the Missouri Lead Division.


With the sale of the Missouri Lead Division in 1998, the closure of the Black Cloud lead-zinc mine in Leadville, Colorado in the first quarter of 1999 and the change in management responsibilities completed in April 1999, the Company's Lead, Zinc and Precious Metals segment has been reclassified. The Company's custom lead smelting and zinc mining operations are included in the All Other segment, and precious metals refined at the Company's copper refineries are included in the Copper segment.

The business segment data presented above includes reclassifications from amounts previously reported as Lead, Zinc and Precious Metals. Had these reclassifications been made to the business segment data included in the Company's 1998 annual report on Form 10-K, the business segment data would have been presented in the following manner:

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

The segment labeled "All Other" includes a fully integrated lead business in Missouri, which was sold in September 1998, a custom lead smelting business, a silver mining business, a zinc mining business, environmental services, a specialty metals business, and income and expenses associated with facilities previously operated by the Company. The Company's reportable segments are separately managed strategic business units that offer different products and services.

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

Business Segments - Sales

For the years ended December 31,        1998           1997            1996
                                        ----           ----            ----
(in millions)
By Reportable Segment
  Copper                              $1,698         $2,170          $2,159
  Specialty Chemicals                    351            324             319
  Aggregates                              57             54              47
  All Other                              127            173             192
                                  ============= ============== ===============
Total                                 $2,233         $2,721          $2,717
                                  ============= ============== ===============

By Country (a)
  United States                       $1,226         $1,501          $1,529
  Japan                                  155            219             245
  United Kingdom                         139            146             153
  Italy                                  134            166             147
  Germany                                100             77              54
  The Netherlands                         79            109             122
  Foreign - Other                        400            503             467
                                  ============= ============== ===============
Total                                 $2,233         $2,721          $2,717
                                  ============= ============== ===============

(a)      Revenues are attributed to countries based on location of customer.


Business Segments - Earnings

For the years ended December 31,                            1998            1997           1996
                                                            ----            ----           ----
(in millions)
By Reportable Segment (a),(b)

  Copper (c)                                               $ (35)           $322           $326
  Specialty Chemicals(d)                                      29              29             24
  Aggregates                                                  15              14             10
  Exploration                                                (17)            (32)           (27)
  All Other (e),(f)                                         (106)            (49)           (25)
                                                       --------------- -------------- ---------------
Total                                                      $(114)           $284           $308
  Interest and other                                         (39)             33             23
  Less:  Equity Earnings                                      (4)             (9)            (4)
                                                       --------------- -------------- ---------------
Earnings before taxes on income
  and minority interests                                   $(157)           $308           $327
                                                       =============== ============== ===============

Depreciation and Depletion
  Copper                                                   $ 124            $108           $ 99
  Specialty Chemicals                                          4               3              3
  Aggregates                                                   3               3              2
  All Other                                                   14              17             15
                                                       =============== ============== ===============
Total                                                      $ 145            $131           $119
                                                       =============== ============== ===============

Equity in results of non-consolidated companies
  Copper                                                   $   1            $  1           $  1
  Specialty Chemicals                                          3               5              4
  All Other                                                    -               3             (1)
                                                       =============== ============== ===============
Total                                                      $   4            $  9           $  4
                                                       =============== ============== ===============

(a) LIFO profits of $1.6, $16.7 and $5.3 were reported in the All Other segment for 1998, 1997 and 1996 respectively.

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

(d) 1998 includes special non-recurring charges of $1.8 for severance in connection with the Company's cost reduction program.

(e) 1998 includes a charge of $20.0 to reflect the sale of MLD, special non-recurring charges of $9.8 to write down the book value and provide for closure costs for the Company's Black Cloud lead-zinc mine in Leadville, Colorado and $1.7 in connection with the Company's cost reduction program and an increase in reserves for certain employee benefit plans.

(f) 1998 includes a charge of $32.7 for closed plants and environmental matters.

Business Segments - Identifiable Assets

For the years ended December 31,          1998           1997            1996
                                          ----           ----            ----
(in millions)

By Reportable Segment
  Copper                               $ 2,979        $ 3,009         $ 2,810
  Specialty Chemicals                      335            263             272
  Aggregates                                36             32              32
  Exploration                               21             15              11
  All Other                                503            580             524
                                  --------------- -------------- ---------------
Total Reportable Segments              $ 3,874        $ 3,899         $ 3,649
Unallocated corporate assets               150            211             471
                                  =============== ============== ===============
Total                                  $ 4,024        $ 4,110         $ 4,120
                                  =============== ============== ===============

Long-Lived Assets
  United States                        $ 1,499        $ 1,547         $ 1,820
  Peru                                   1,060            919             872
  Foreign - Other                          154            142              84
                                  =============== ============== ===============
Total                                  $ 2,713        $ 2,608         $ 2,776
                                  =============== ============== ===============

Equity Method Investments
  Copper                                   $ 2            $ 2             $ 2
  Specialty Chemicals                       53             50              53
  All Other                                  9              9               5
                                  =============== ============== ===============
Total                                     $ 64           $ 61            $ 60
                                  =============== ============== ===============

Capital Expenditures
  Copper                                 $ 349          $ 295           $ 233
  Specialty Chemicals                        5              4               7
  Aggregates                                 4              3               3
  All Other                                 13             20              43
                                  --------------- -------------- ---------------
Total                                    $ 371          $ 322           $ 286
                                  =============== ============== ===============


E.   Contingencies and Litigation:

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

Reserves for closed plants and environmental matters, including mine reclamation costs for active and closed properties, totaled $131.6 million at March 31, 1999. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures against these reserves for the three months ended March 31, 1999 and March 31, 1998 were $13.0 million and $14.8 million, respectively.

The effect on pre-tax earnings of environmental and other closed plant charges was $2.1 million for the three month period ended March 31, 1999 compared with $4.6 million for the three month period ended March 31, 1998.

In 1997, separate class actions were commenced against the Company in Omaha, Nebraska and in Denver, Colorado seeking compensatory and punitive damages for alleged contamination of properties by emissions from the Company's former Omaha plant and the Globe plant in Denver. In March 1996, the United States government filed an action in United States District Court in Boise, Idaho against the Company and three other mining companies under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund) and the federal Clean Water Act for alleged natural resource damage to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for restoration of the area. The Company believes, and has been advised by outside legal counsel, that it has strong legal defenses to the lawsuit. In 1996, the court granted a motion to consolidate this case with a prior, similar lawsuit filed by the Coeur d'Alene Tribe. In 1998, the United States Environmental Protection Agency (EPA) commenced a remedial investigation and feasibility study of the Coeur d'Alene River Basin.

The Company, the United States Department of Justice, the EPA, and the Texas Natural Resources Conservation Commission signed a consent decree filed in United States District Court in Houston, Texas in April 1999 covering a broad range of environmental issues affecting principally the facility of
Encycle/Texas, Inc., an indirect wholly-owned subsidiary of the Company, in Corpus Christi, Texas and Asarco's Coy zinc mine in Tennessee. Pursuant to the consent decree, the Company will perform certain environmental projects and pay a $5.5 million penalty, without an admission of wrongdoing or liability. The Company's existing environmental reserves are adequate to cover the cost of the penalty and supplemental environmental projects. The April 1999 consent decree is subject to public comment and court approval.

The Company and certain of its subsidiaries have received notices from EPA and other federal agencies that they and in most cases numerous other parties are potentially responsible to remediate alleged hazardous substance releases at certain sites under CERCLA. In addition, the Company and certain of its subsidiaries are defendants in lawsuits brought under CERCLA or state laws that seek substantial damages and remediation. Remedial action is being undertaken by the Company at some of the sites.

Product Litigation

The Company and two subsidiaries, as of March 31, 1999, are defendants in 1,149 lawsuits brought by 9,684 primary and 4,547 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos. Three of these lawsuits are purported class actions, two of which are allegedly brought on behalf of persons who are not known to have asbestos-related injury. The third is purportedly brought on behalf of persons suing both tobacco-related and asbestos-related entities claiming damages for personal injury or death arising from exposure to asbestos and cigarette smoke. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

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

F.  Comprehensive Income:

    For the  quarters  ended  March  31,  1999  and 1998  comprehensive  income consisted of net income, changes in unrealized gains or losses on securities reported at fair value and foreign currency translation adjustments.

    Comprehensive income for the first quarter of 1999 and 1998 was as follows:

                                                                        1999             1998
                                                                        ----             ----
   (in thousands)

   Net income (loss)                                                $(35,318)        $(31,806)

   Other comprehensive income (loss):
    Foreign currency translation adjustments                          (5,707)            (539)

    Unrealized gains (losses) on securities:
     Unrealized  holding gains (losses) arising during period
      (net of tax benefit of $146 - 1999 and $343 - 1998)               (271)            (636)
     Less: reclassifications of gains included in income
      (net of tax of $42 - 1999 and $1,197 - 1998)                       (79)          (2,223)
                                                                     --------         --------

   Comprehensive income (loss)                                      $(41,375)        $(35,204)
                                                                     ========         ========

     Accumulated other comprehensive income balances as of March 31, 1999 and December 31, 1998 were as follows:

                                             Foreign currency  Accumulated other
                            Unrealized gain    translation      comprehensive
                             on securities     adjustments      income (loss)
     (in thousands)

     March 31, 1999

      Beginning balance          $ 1,469         $ (8,458)       $ (6,989)
      Current period change         (350)          (5,707)         (6,057)
                                  ------           ------        --------
      Ending balance             $ 1,119         $(14,165)       $(13,046)
                                 =======         ========        ========


     December 31, 1998

      Beginning balance         $ 11,654          $(8,265)       $  3,389
      Current period change      (10,185)            (193)        (10,378)
                                --------          -------        --------
      Ending balance             $ 1,469          $(8,458)       $ (6,989)
                                 =======          =======        ========

G.   Impact of New Accounting Standards:

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

                                  Part I Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported a net loss of $35.3 million, or 89 cents per common share, for the quarter ended March 31, 1999, compared with a net loss of $31.8 million, or 80 cents per common share, for the quarter ended March 31, 1998. Results for the first quarter of 1998 included an after-tax charge of $16.0 million related to the sale of the Company's Missouri lead business and for severance costs associated with a subsidiary's cost reduction program.

The net loss reported by the Company is the result of historically low copper prices. In the first quarter of 1999, the price of copper reached a 12 year low, and on an inflation-adjusted basis, the price was the lowest ever in the Company's 100 year history. Prices for the Company's other metals were also lower in the first quarter of 1999 compared with the year earlier period. The impact of these lower prices was to reduce earnings by approximately $35 million when compared with the first quarter of 1998.

In response to these conditions, the Company's cost reduction program, which was implemented in 1997, has been expanded in 1999. As a result of this aggressive program, which has also included a number of investments to improve operating efficiencies, the Company's production costs have been sharply reduced, but not enough to overcome the effect of the depressed copper price. The impact of the Company's cost reduction program and other operating savings is estimated to have reduced the net after-tax loss in the first quarter of 1999 by $15.4 million compared with the first quarter of 1998.

The Company's beneficial interest in mined copper production in the first quarter of 1999 totaled 257.2 million pounds, an 8.2% increase from the same period in 1998. Total copper production at the Company's North American operations grew 4.1% in the first quarter of 1999 including increased production of low cost solvent extraction/electrowinning (SX/EW) copper. Despite unusually wet weather conditions which hampered production in the first quarter of 1999, mined copper production at SPCC's operations increased by 16.0% compared with the first quarter of last year principally due to the expansion of the Cuajone mine.

The Company's specialty chemicals business, Enthone-OMI Inc., had pre-tax profits of $7.2 million in the first quarter of 1999, a decrease from $7.7 million in the first quarter of 1998. A decline in sales in Asia due to weakness in the electronics sector was mostly offset by increased profits in Europe during the quarter. The improvements in Europe were largely due to the effects of the acquisition of Deutsche Oberflachtechnik Gmbh (DOT) in April 1998.

Pre-tax profits for the Company's aggregates business were $0.4 million in the first quarter of 1999, a decline from $1.2 million for the first quarter of the prior year. The decrease is due to adverse weather conditions in the southeast United States, which reduced construction activity. Overall, demand in this business remains strong and profits are expected to improve in succeeding quarters.

Sales: Sales in the first quarter of 1999 were $475.3 million, compared with $614.5 million in the same period of 1998. The decrease is primarily due to lower copper prices and lower metal sales volume, which reflects the curtailment of the Company's copper refinery in Amarillo, Texas and the sale of the Missouri lead business.

Metal sales volumes and prices for the three month periods ended March 31, 1999 and 1998 were as follows:

Metal Sales Volume:
                                             Three Months Ended
                                                 March 31,
                                            1999             1998
                                            ----             ----
 Copper (000s pounds)
    Asarco                                  328,900          335,000
    SPCC (1)                                168,700          170,000
                                       -------------    -------------
    Consolidated                            497,600          505,000

    Asarco Beneficial Interest (2)          415,800          423,000


 Silver (000s ounces)
    Asarco                                    4,490            5,822
    SPCC (1)                                    633              754
                                       -------------    -------------
    Consolidated                              5,123            6,576

    Asarco Beneficial Interest (2)            4,827            6,223


 Zinc (000s pounds) (3)
    Asarco                                   37,100           37,000


 Molybdenum (000s pounds) (3)
    Asarco                                    1,644            1,465
    SPCC (1)                                  2,324            2,851
                                       -------------    -------------
    Consolidated                              3,968            4,316

    Asarco Beneficial Interest (2)            2,881            2,980

   (1) SPCC presented at 100%.

   (2) The Company's equity interest and voting interest in SPCC at both March 31, 1999 and 1998, was 54.3% and 63.1%, respectively. The Company's beneficial economic interest in the operations of SPCC, net of the remaining labor shares interest, was 53.2% and 53.1% at March 31, 1999 and 1998, respectively.

   (3) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents pounds of zinc and molybdenum metal contained in those concentrates

Average Metal Prices:

Prices for the Company's metals are established principally on the New York Commodity Exchange (COMEX) or the London Metal Exchange (LME).

                                                        Three Months Ended
                                                            March 31,
                                                     1999             1998
                                                     -----            ----

Copper (per pound - COMEX)                           $0.64            $0.77
Copper (per pound - LME)                             $0.64            $0.77
Silver (per ounce - COMEX)                           $5.28            $6.24
Zinc (per pound - LME)                               $0.45            $0.48
Molybdenum (per pound - Metals Week Dealer Oxide)    $2.62            $3.85

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

HEDGING:

Metal Futures Contracts: The majority of the Company's activities involving metal futures contracts are designed to match the price realized for the Company's metal production as close as possible to the average monthly market price during the month the Company makes shipments to customers. Sales contracts with customers may provide for pricing in a month other than the month of shipment. For instance, in cases where pricing is established in a month later than the month of shipment, the Company will sell forward an equivalent amount of metal to the month that the price with the customer is established. The gain or loss on these forward contracts is offset with a lower or higher price on the customer invoice. Metal futures contracts are also used to hedge the price of metals purchased by the Company from third parties. Gains and losses on the liquidation of futures contracts are included in earnings at the same time revenue from the related sale transactions is recognized.

At March 31, 1999 and December 31,1998, the Company's aggregate metal futures contract positions were as follows:

(in thousands)
                                              Notional           Unrealized
                        Weight                 Values            Gain (Loss)
                 --------------------- ---------------------- ------------------
March 31,1999
Copper (pounds)         104,632               $ 65,811            $    29
Silver (ounces)           3,915               $ 20,704            $ 1,195
Gold   (ounces)              11                 $3,043            $    55
Lead   (pounds)           1,544                  $ 401            $   (47)

December 31,1998
Copper (pounds)          71,860               $ 48,207            $ 1,457
Silver (ounces)           5,630               $ 28,078            $  (184)
Gold   (ounces)              32                 $9,374            $   206
Lead   (pounds)           3,362                  $ 742            $   (13)

In the preceding table notional values represent the purchase or sales price of the metal under contract. The unrealized gain or loss, if any, is the increase or decrease in the value of the contract as of the date indicated.

In the event of a hypothetical 10 percent unfavorable change in the respective metals prices on the Company's March 31, 1999 positions, the Company would incur a loss of $1.5 million including the unrealized gain or loss displayed in the table above. However, any such additional loss would be offset by a corresponding gain on the related customer contracts being hedged. Since the notional value displayed in the table above represents the absolute sum of all outstanding futures contracts, it is not an accurate measure of risk to the Company from these transactions.

Price Protection: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or create synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Synthetic put options consist of a call option and a forward sale of the same quantity of metal. These put options establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold. At March 31, 1999, the Company did not hold any put options. Earnings included gains from option sales and exercises primarily related to copper of $10.9 million in the quarter ended March 31, 1998.

Fuel Swaps: The Company may enter into fuel swap agreements to limit the effect of increases in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized as a component of cost of products and services. As of March 31, 1999 and December 31, 1998, the Company had entered into the following fuel swap agreements:

                                                                   Weighted
                                                                    Average
                                                                   Contract
Fuel Type                          Period         Quantity            Price
--------------------------------------------------------------------------------

March 31, 1999
Residual Oil (barrels)            4/99-12/99       1,240,500         $10.07
Diesel Fuel  (barrels)            4/99-12/99         520,500         $15.93
Natural Gas (BTUs in millions)     4/99-6/01       2,172,600          $2.12

December 31, 1998
Residual Oil (barrels)             1/99-9/99       1,095,000         $ 9.84
Diesel Fuel  (barrels)             1/99-9/99         564,000         $15.35
Natural Gas (BTUs in millions)             -               -              -

In the event of a hypothetical 10 percent decrease in the respective fuel prices on the Company's March 31, 1999 positions, the Company would incur higher production costs of approximately $0.1 million over the life of the contracts than it would have incurred had the exposure not been hedged.

Interest Rate Swaps: The Company may enter into interest rate swap agreements to limit the effect of interest rates on any floating rate debt. The differential to be paid or received as interest rates change is recorded in interest expense. During 1995, the Company entered into a swap agreement with an aggregate notional amount of $15.0 million to limit the interest rate exposure on its $15.0 million, 5 year term loan to 6.8%. Interest expense would have been lower by $0.1 million in both quarters ended March 31, 1999 and 1998 had the Company not hedged its exposure.

In the event of a hypothetical decrease of 1% in the prevailing interest rate, the Company would incur higher interest expense of approximately $0.2 million over the remaining life of the contract than it would have incurred had the exposure not been hedged.

TRADING:

Price protection programs utilizing synthetic puts may be implemented in steps. In cases where the step approach is used, the Company's objective is to take advantage of current market conditions to minimize its cost of the synthetic put. Until a synthetic put is completed, any calls not matched with a forward sale are considered trading activities and are marked to market with the gain or loss, if any, recorded in earnings. At March 31, 1999, the Company did not hold any call options. Earnings for the quarter ended March 31, 1998 include losses of $0.03 million from the sale or exercise of call options and losses of $0.12 million from mark to market adjustments.

The Company may hold positions in the metals futures markets for metals which it produces but which are not related to any specific sales to customers. These contracts are considered trading activities and are marked to market with the gain or loss, if any, recorded in earnings. At March 31, 1999 and 1998, such futures positions were not material.

Cost of Products and Services: Cost of products and services were $431.0 million and $537.8 million for the quarters ended March 31, 1999 and 1998, respectively. The decrease in 1999 is primarily due to lower production costs as a result of the Company's cost reduction program and lower refined sales volume, which reflects the curtailment of the Company's copper refinery in Amarillo, Texas and the sale of the Missouri Lead Division. Costs were also reduced by $7.7 million due to insurance proceeds received related to the heavy rains in 1993 at Ray mines and a pricing settlement from an explosives producer.

Other Operating Costs: Selling, administrative and other expenses were $36.2 million in the first quarter of 1999 compared with $37.4 million in the first quarter of 1998. The decrease is the result of lower corporate administrative costs partially offset by higher selling expenses related to the specialty chemicals business.

Research and exploration expense was $3.7 million and $8.2 million in the first quarters of 1999 and 1998, respectively. The decrease reflects lower spending for domestic and foreign exploration as part of the Company's cost reduction program.

Environmental and other closed plant charges were $2.1 million and $4.6 million for the quarters ended March 31, 1999 and 1998, respectively. The decrease is the result of lower spending in 1999 on outside legal expenses, reflecting the effect of the Company's cost reduction program.

Asset dispositions and impairments include a $20.0 million charge in the first quarter of 1998 to reflect the effect of the sale of the Missouri Lead Division.

Non-operating Items: Interest expense was $19.5 million and $17.5 million for the quarters ended March 31, 1999 and 1998, respectively. The increase in 1999 reflects higher borrowings partially offset by lower rates on floating rate debt.

Other income was $3.8 million and $7.1 million for the quarters ended March 31, 1999 and 1998, respectively. The decrease is due to lower interest income and lower equity earnings primarily from Silver Valley Resources, a 50% owned equity investment.

Taxes on Income: The consolidated effective tax rate decreased in the first quarter of 1999 as compared to the first quarter of 1998 primarily due to SPCC's reduced earnings.

Cash Flows: Net cash provided from operating activities was $43.8 million in the first quarter of 1999, compared with a net use of $39.5 million in the first quarter of 1998. The improvement is primarily due to the lower level of inventories reflecting concentrate sales resulting from the suspension of operations at the Company's copper smelter in El Paso, Texas.

Net cash used for investing activities was $72.9 million in the first quarter of 1999, compared with $13.7 million in the first quarter of 1998. The first quarter of 1998 included higher proceeds from held-to-maturity investments at SPCC. The decrease in capital expenditures in 1999 reflects lower spending as a result of the completion of the expansion project at the Cuajone mine.

Liquidity and Capital Resources: At March 31, 1999, the Company's debt as a percentage of total capitalization (the total of debt, minority interests and equity) was 34.5%, compared with 33.7% at December 31, 1998. Consolidated debt at March 31, 1999, including the debt of SPCC, none of which is guaranteed by Asarco, was $1,062.1 million, compared with $1,047.6 million at December 31, 1998. Additional indebtedness permitted under the terms of the Company's most restrictive covenants was $532.6 million at March 31, 1999. In addition, under the most restrictive covenants of SPCC's loan agreements, SPCC would have been permitted additional indebtedness of $874.0 million at March 31, 1999.

The Company expects that it will meet its cash requirements for 1999 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

The Company paid dividends to common stockholders of $2.0 million or 5 cents per share in the first quarter of 1999 and $7.9 million or 20 cents per share in the first quarter of 1998. In addition SPCC paid dividends of $1.1 million to minority interests in the first quarter of 1999 and $7.7 million in the first quarter of 1998. At March 31, 1999, the Company had 39,738,000 shares issued and outstanding, compared with 39,652,000 at December 31, 1998.

Impact of New Accounting Standards: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement which is effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently assessing the impact of this statement.

Year 2000: The Company has implemented a three phase program to identify and resolve Year 2000 (Y2K) issues related to the integrity and reliability of its computerized information systems as well as computer systems embedded in its production processes. Phase one of the Company's program which involved an assessment of Y2K compliance of the Company's computerized information systems and embedded computer systems has been completed. In phase two of the program the Company is modifying or replacing all non-compliant systems. As of March 31, 1999, approximately 98% of the Company's systems and 95% of SPCC's systems have been tested and are Y2K compliant with the remainder expected to be tested and be Y2K compliant by the second quarter of 1999. The Company continues to test these systems where appropriate.

As of March 31, 1999, the Company had spent approximately $2.7 million in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $0.6 million including its beneficial interest in SPCC's costs to complete phases two and three of the program.

Phase three of the program, which involved the Company sending detailed information requests to its principal customers, suppliers and service providers to determine the status of their Y2K compliance, has been completed. The Company received confirmations indicating that most are or will be Y2K compliant. The Company will have further contact with those who have not responded or have indicated further work was required to achieve Y2K compliance, but none are critical to the Company's operations. SPCC has sent surveys to its major customers, suppliers and service providers and also expects to complete this phase of its program in the third quarter of 1999.

Among other things, the Company's operations depend on the availability of utility services, principally electricity, and reliable performance by domestic and international transportation services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance would have an adverse impact on the Company's financial results, the significance of which would depend on the length and severity of the disruption. The Company is currently identifying alternatives and will complete a contingency plan for each of its principal operations by June 1999. The purpose of the contingency plan is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:


We have reviewed the condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of March 31, 1999 and the related condensed consolidated statements of earnings and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                  PricewaterhouseCoopers LLP




New York, New York
April 19, 1999

                           PART II - OTHER INFORMATION


Item 1- Legal Proceedings

1. Asarco and two of its wholly-owned subsidiaries, Lac d'Amiante du Quebec, Ltee (LAQ) and Capco Pipe Company, Inc. (Capco), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Form 10-K for 1998 and prior years. As of March 31, 1999, there were pending against Asarco and its subsidiaries 1,149 lawsuits brought by 9,684 primary and 4,547 secondary plaintiffs in 27 states seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. As of March 31, 1999, LAQ, Asarco, and Capco have settled or have been dismissed from a total of 10,425 asbestos personal injury lawsuits brought by approximately 108,009 primary and 60,602 secondary plaintiffs.

2. The Company,  the United  States  Department  of Justice,  the United  States
Environmental Protection Agency (EPA), and the Texas Natural Resources Conservation Commission signed a consent decree that was filed in the U.S. District Court in Houston, Texas on April 15, 1999. This represents the second and final phase of a multi-state settlement of environmental issues between the Company and EPA. The first phase, reported on form 10-K for 1997 and 1998, resolved a number of compliance issues at the Company's East Helena smelter in Montana, and the Ray Complex in Arizona. The April 1999 consent decree deals with compliance issues at the facility of Encycle/Texas, Inc., an indirect wholly-owned subsidiary of the Company, in Corpus Christi, Texas, at Asarco's Coy zinc mine in Tennessee, and at Asarco's East Helena and El Paso smelters as regards certain feedstocks received from Encycle/Texas. To settle the disputed matters, the Company has agreed to undertake supplemental environmental projects at a total cost of $2.2 million and perform on-site remediation, environmental studies and work at the Encycle/Texas facility. Further, the Company has committed to perform environmental compliance and management systems audits of its operating facilities in the United States that will be reviewed by an outside consultant. The Company will also pay civil penalties to EPA and to Texas aggregating $5.5 million without an admission of wrongdoing or liability. The Company's existing environmental reserves are adequate to cover the cost of the penalty and supplemental environmental projects. The April 1999 consent decree is subject to public comment and court approval.

3. On or about April 16, 1999, the Company and Encycle/Texas, Inc., received a notice under the federal Clean Air Act, Clean Water Act and Resource Conservation and Recovery Act on behalf of the owners of residential property near the Encycle/Texas facility in Corpus Christi, Texas stating that unless appropriate action is meantime taken by EPA or Texas environmental authorities, they intend to commence a civil suit sixty days after notice is given, for civil penalties for past violations of those laws, an injunction against future violations, and an injunction requiring the Company to investigate and remediate alleged contamination at the facility. The Company considers that the issues in the notice letter are substantially addressed by the consent decree filed on April 15, 1999 discussed in the preceding paragraph.

4. With respect to the Company's former smelter site in Everett, Washington, reported on Form 10-K for 1998 and prior years, in April 1999 the Washington Department of Ecology ordered the Company to remediate certain residential properties. In light of the Company's challenge to the applicable environmental laws on constitutional grounds in a pending lawsuit in Washington state court, the Company has declined to do so.

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on April 28, 1999, stockholders were asked to elect five directors (the remaining directors continue to serve in accordance with their previous election) and to approve the selection of auditors for 1999.

Votes cast in the election of the Class I director to serve until the 2001 Annual Meeting of Stockholders were as follows:
                                     Number of Shares
                       ----------------------------------------------

Name                            For                   Withheld
                       ----------------------    --------------------
Richard de J. Osborne       28,390,255                6,508,895


Votes cast in the election of Class II directors to serve until the 2002 Annual Meeting of Stockholders were as follows:

                                     Number of Shares
                       ----------------------------------------------

Name                            For                   Withheld
                       ----------------------    --------------------
Kevin R. Morano             28,400,887                6,498,263
Michael T. Nelligan         28,375,266                6,523,884
Manuel T. Pacheco           28,357,767                6,541,383
James Wood                  28,374,724                6,524,426

Stockholders approved the selection of auditors as follows:

           For                     Against                   Abstain
  ----------------------    ----------------------    ----------------------
       30,668,560                 4,074,858                  155,732

Item 6(a) - Exhibits on Form 10Q


                                  EXHIBIT INDEX


Exhibit

12     Statement  re  Computation  of  Consolidated  Ratio of  Earnings to Fixed
       Charges  and  Combined   Fixed  Charges  and  Preferred   Share  Dividend
       Requirements

Exhibit 12 Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements



                                            Three months  Three months
                                               ended         ended
                                              March 31,     March 31,
                                                1999          1998
                                               (Dollars in thousands)

NET EARNINGS (LOSS)                            $(35,318)     $(31,806)
  Adjustments
    Taxes (benefit) on Income                   (16,171)      (14,579)
    Equity Earnings, Net of Taxes                  (955)       (1,853)
    Dividends received from non-
       consolidated companies                       475             -
    Total Fixed Charges                          23,123        21,632
    Interest Capitalized                         (1,485)       (2,316)
    Capitalized Interest Amortized                  341           830
    Minority Interest                             2,048         6,210
                                               --------       -------
EARNINGS (LOSS)                                $(27,942)     $(21,882)
                                               ========      ========
FIXED CHARGES
    Interest Expense                           $ 19,489      $ 17,460
    Interest Capitalized                          1,485         2,316
    Imputed Interest Expense                      2,149         1,856
                                               --------      --------
TOTAL FIXED CHARGES                            $ 23,123      $ 21,632
                                               ========      ========
Ratio of Earnings to Fixed Charges                (a)           (b)
                                               ========      ========

(a) For the quarter ended March 31, 1999 earnings were insufficient to cover fixed charges by $51,065.


(b) For the quarter ended March 31, 1998 earnings were insufficient to cover fixed charges by $43,514.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ASARCO Incorporated
                                                  (Registrant)




Date:   May 7, 1999                       /s/ William Dowd
                                            ---------------------
                                                William Dowd
                                                Vice President and
                                                Chief Financial Officer



Date:   May 7, 1999                       /s/ Edward J. Melando
                                            ---------------------
                                                Edward J. Melando
                                                Controller

                                                                   Exhibit I







Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated April 19, 1999 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 and included in this Form 10-Q for the quarter ended March 31, 1999 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, 33-34606, 333-16875, 333-18083 and 333-46181) and Form S-3
(File Nos. 33-45631, 33-55993 and 333-02359).  Pursuant to Rule 436(c) under the
Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                             PricewaterhouseCoopers LLP




New York, New York
May 7, 1999