Form 10-K/A
period 1998-12-31
ASARCO INC
filed 1999-06-30
CIK 7649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                1998 FORM 10-K/A

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

                               ASARCO Incorporated

                                   FORM 10-K/A
                                December 31, 1998


                                      INDEX


                                                                  Page
                                                                 Number

FORM 10-K/A                                                        i


ITEM 14                                                            ii


EXHIBIT INDEX                                                    C1-C3


FORM 11-K                                                       C44-C60

                      ASARCO Incorporated and Subsidiaries

                                   FORM 10-K/A
                                December 31, 1998



The undersigned registrant hereby amends the 1998 Annual Report on Form 10-K as set forth in the pages attached hereto to add the information, financial statements and exhibits required by Form 11-K filed with respect to the Savings Plan of ASARCO Incorporated and Participating Subsidiaries pursuant to Rule 15d-21.

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


                                    ASARCO Incorporated


                                    By  /s/  W. Dowd
                                             W. Dowd
                                             Vice President and
                                             Chief Financial Officer


Date: June 28, 1999

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

    (b) Form of Amended Employment Agreement dated February 26, 1997, between the Company and currently 11 of its executive officers, including Messrs. R. de J. Osborne, F.R. McAllister, K.R. Morano, and A.B. Kinsolving
           (Filed as an Exhibit to the Company's 1996 Annual Report on Form 10-K and incorporated herein by reference)

    (c)    Deferred Fee Plan for Directors, as amended through
           April 29,1998                                                 C9-C14


    (d)    Director's  Deferred  Payment Plan, as amended through
           April 29, 1998.                                               C15-C20


    (e) Retirement Plan for Non-Employee Directors, as amended through January 28, 1998. Effective December 31, 1995, the Company terminated the plan for current and future directors.

                                       C2

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

    (g)    Stock   Incentive   Plan   adopted   by   the   Company's
           Shareholders on April 25, 1990, as last amended on November 29, 1995
           (Filed as an Exhibit to the  Company's 1995 Annual
           Report on Form 10-K and incorporated herin by reference)

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

    (k)    Compensation Deferral Plan, as amended through April 29,
           1998                                                          C29-C35

    (l)    Supplemental Retirement Plan, as amended through April
           29, 1998                                                      C36-C41
    (m)    Consulting agreement between the Company and Mr. R.           C42-C43
           de J. Osborne dated November 24, 1998

11.            Statement re Computation of Earnings Per Share              C4

12.            Statement re Computation of Ratios                          C5

21.            Subsidiaries of the Registrant                             C6-C8

23.        Consent of Independent Accountants is included on page
           A72 of this Annual Report on Form 10-K.

99.        Report on Form 11-K  relating to the Savings Plan for
           Salaried Employees of ASARCO Incorporated and Participating
           Subsidiaries.                                                 C44-C60

Copies of exhibits may be acquired upon written request to the Treasurer and the payment of processing and mailing costs.

                                      C3

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


                                    FORM 11-K

                               ------------------


                                  ANNUAL REPORT


                        PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               ------------------


                            Commission File No. 1-164


                               ------------------


                   For the fiscal year ended December 31, 1998



                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries



                               ASARCO Incorporated
                                 180 Maiden Lane
                            New York, New York 10038



                                      C44

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries


                       Financial Statements and Schedules

                           December 31, 1998 and 1997

                                        C45

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries


                                      INDEX



                                                                     Page
                                                                    Number

Report of Independent Accountants                                     C47

Statement of Net Assets Available for
 Benefits with Fund Information at December 31, 1998                  C48

Statement of Net Assets Available for
 Benefits with Fund Information at December 31, 1997                  C49

Statement of Changes in Net Assets Available
 for Benefits with Fund Information for the year ended
 December 31, 1998                                                    C50

Notes to Financial Statements                                       C51-C57

Supplemental Schedules:
  Form 5500 Item 27a*-Schedule of Assets Held
   for Investment Purposes at December 31, 1998                       C58

  Form 5500 Line 27d*-Schedule of Reportable
   Transactions for the year ended December 31, 1998                  C59

Consent of Independent Accountants                                    C60



   * Refers to item number in Form 5500 ("Annual Return/Report of Employee Benefit Plan") filed with the Department of Labor for the plan year ended December 31, 1998.


                                      C46

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                   -------------


To the Participants and Administrator of the Savings Plan of ASARCO Incorporated and Participating Subsidiaries:


In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Savings Plan of ASARCO Incorporated and Participating Subsidiaries (the "Plan") at December 31, 1998 and 1997, and the changes in net assets available for benefits for the year ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules, as listed in the index on the preceding page, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for benefits of each fund. These supplemental schedules and fund information are the responsibility of the Plan's management. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                     PricewaterhouseCoopers LLP


New York, New York
June 28, 1999

                                       C47

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries
      Statement of Net Assets Available for Benefits with Fund Information at December 31, 1998
                             (dollars in thousands)



                                                                                      Participant Directed

                                                  ----------------------------------------------------------------------------------
                                                                                          Vanguard          Vanguard
                                               Vanguard      Vanguard        Asarco      Money Market    Short Term U.S.   Vanguard
                                                Index       International    Common      Reserves        Treasury Bond    Wellington
                                             500 Portfolio     Fund           Fund       Portfolio         Portfolio         Fund
                                             -------------   -----------    ----------   ---------         ---------         ----

Investments, at fair value: ..............         --          --              --           --                   --           --
 Asarco Common Stock (cost $26,211) ......         --          --        $  3,208           --                   --           --
 Registered investment companies: ........         --          --              --           --                   --           --
   Vanguard Money Market Reserves Prime ..         --          --              --           --                   --           --
    Portfolio (cost approximates market) .         --          --             20      $ 17,831                   --           --
   Vanguard Index Trust 500 Portfolio ....         --          --              --           --                   --           --
    (cost $21,975) .......................   $ 44,654          --              --           --                   --           --
   Vanguard International Growth Fund ....         --          --              --           --                   --           --
    (cost $215) ..........................         --      $  225              --           --                   --           --
   Vanguard Short Term U.S. Treasury .....         --          --              --           --                   --           --
    Bond Portfolio (cost $7,889) .........         --          --              --           --             $  8,005           --
   Vanguard Wellington Fund (cost $10,704)         --          --              --           --                   --     $ 12,373
   Vanguard Index Extended Market Fund ...         --          --              --           --                   --           --
    (cost $3,281) ........................         --          --              --           --                   --           --
   Vanguard U.S. Growth Fund (cost $5,385)         --          --              --           --                   --           --
   Vanguard Windsor II Fund (cost $11,793)         --          --              --           --                   --           --
   Vanguard Bond Index Fund (cost $2,457)          --          --              --           --                   --           --
 Loans to Participants ...................         --          --              --           --                   --           --
                                             --------     -------        --------     --------             --------     --------
     Total Investments ...................     44,654         225           3,228       17,831                8,005       12,373
Contributions Receivable: ................         --          --              --           --                   --           --
  Participants ...........................        151           4              18           57                   35           76
  Company ................................          1          --              --           --                   --            1
Interest receivable ......................         --          --              --           --                   --           --
Loans receivable .........................         43          --               7           23                   17           39
                                             --------     -------        --------     --------             --------      -------

NET ASSETS AVAILABLE FOR PLAN BENEFITS ...   $ 44,849     $   229        $  3,253     $ 17,911             $  8,057     $ 12,489
                                             ========     =======        ========     ========             ========     ========




                                                                                                                    Non-
                                                                                                                Participant
                                                                                         Participant Directed     Directed
                                                  ------------------------------------------------------------- --------------
                                                   Vanguard
                                                    Index      Vanguard U.S.    Vanguard     Vanguard               Asarco
                                             -     Extended        Growth       Windsor II   Bond Index   Loan    Common
                                                  Market Fund       Fund           Fund         Fund      Fund  Stock Fund    Total
                                                  -----------       ----           ----         ----      ----  ----------    -----
Investments, at fair value: ..............
 Asarco Common Stock (cost $26,211) ......                                                                         12,334   $15,542
 Registered investment companies: ........
   Vanguard Money Market Reserves Prime ..          -                 --              --           --        --
    Portfolio (cost approximates market) .         --                 --              -            --        --     77       17,928
   Vanguard Index Trust 500 Portfolio ....         --                 --              --           --        --     --        --
    (cost $21,975) .......................         --                 --              --           --        --     --       44,654
   Vanguard International Growth Fund ....         --                 --              --           --        --     --        --
    (cost $215) ..........................         --                 --              --           --        --     --          225
   Vanguard Short Term U.S. Treasury .....         --                 --              --           --        --     --        --
    Bond Portfolio (cost $7,889) .........         --                 --              --           --        --     --        8,005
   Vanguard Wellington Fund (cost $10,704)         --                 --              --           --        --     --       12,373
   Vanguard Index Extended Market Fund ...         --                 --              --           --        --     --        --
    (cost $3,281) ........................   $  3,994                 --              --           --        --     --        3,994
   Vanguard U.S. Growth Fund (cost $5,385)         --           $  8,109              --           --        --     --        8,109
   Vanguard Windsor II Fund (cost $11,793)         --                 --        $ 14,911           --        --     --       14,911
   Vanguard Bond Index Fund (cost $2,457)          --                 --              --      $  2,509       --     --        2,509
 Loans to Participants ...................         --                 --              --           --   $  4,431    --        4,431
                                             --------           --------        --------      --------   --------  -------   -------
     Total Investments ...................      3,994              8,109          14,911         2,509     4,431   12,411   132,681
Contributions Receivable: ................         --                 --             --            --       --      --        --
  Participants ...........................         28                 52             87            8        --      --         516
  Company ................................         --                  1              1           --        --      162        166
Interest receivable ......................         --                 --             --           --        27      --          27
Loans receivable .........................          6                 10             41            1      (187)     --        --
                                             --------           --------       --------      --------    --------   -------   ------

NET ASSETS AVAILABLE FOR PLAN BENEFITS ...   $  4,028           $  8,172       $ 15,040      $  2,518   $  4,271  $ 12,573  $133,390
                                             ========           ========       ========      ========   ========  =======   ========


   The accompanying notes are an integral part of these financial statements.


                                      C48

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries
      Statement of Net Assets Available for Benefits with Fund Information at December 31, 1997
                             (dollars in thousands)



                                                                            Participant Directed Directed
                                                  -------------------------------------------------------------------------------
                                                                               Vanguard       Vanguard
                                                  Vanguard        Asarco      Money Market   Short Term                  Vanguard
                                                    Index         Common      Reserves     U.S. Treasury   Vanguard       Index
                                                 500 Portfolio     Fund        Portfolio     Portfolio     Fund         Market Fund
                                                  -----------     ----------   ---------     ---------     ----        -----------

Investments, at fair value: .....................       --         --             --          --            --           --
Asarco Common Stock (cost $25,211) ..............       --     $  3,260           --          --            --           --
Shares of registered investment .................       --         --             --          --            --           --
companies: ......................................       --         --             --          --            --           --
   Vanguard Money Market Reserves Prime .........       --         --             --          --            --           --
    Portfolio (cost approximates market) ........       --           29       $ 17,869        --            --           --
   Vanguard Index Trust 500 Portfolio ...........       --         --             --          --            --           --
    (cost $22,581) ..............................   $ 39,654       --             --          --            --           --
   Vanguard Short Term U.S. Treasury ............       --         --             --          --            --           --
    Bond Portfolio (cost $7,452) ................       --         --             --      $  7,476          --           --
   Vanguard Wellington Fund (cost $9,952) .......       --         --             --          --        $ 12,282         --
   Vanguard Index Extended Market Fund ..........       --         --             --          --            --           --
    (cost $3,113) ...............................       --         --             --          --            --       $  4,026
   Vanguard U.S. Growth Fund (cost $3,971) ......       --         --             --          --            --           --
   Vanguard Windsor II Fund (cost $10,560) ......       --         --             --          --            --           --
   Vanguard Bond Index Fund (cost $1,661) .......       --         --             --          --            --           --
Loans to Participants ...........................    _______    _______         ______       _____        ______       ______

     Total Investments ..........................     39,654      3,289         17,869       7,476       12,282        4,026
Contributions Receivable: .......................       --         --             --          --             --           --
  Participants ..................................        167         22             69          39           90           35
  Company .......................................       --         --             --          --            --           --
Interest receivable .............................       --         --             --          --            --           --
Loans receivable ................................         52          8             28          16            9            8
                                                    --------   --------       --------    --------      --------     --------

NET ASSETS AVAILABLE FOR PLAN BENEFITS ..........   $ 39,873   $  3,319       $ 17,966    $  7,531      $12,401      $  4,069
==============================================================   ========      ========    ========    ========      ========

                                                                                                            Non-
                                                                                                         Participant
                                                             Participant Directed Directed                 Directed
                                                  ------------------------------------------------------ --------------
                                                  Vanguard U.S.    Vanguard      Vanguard                   Asarco
                                                     Growth       Windsor II    Bond Index      Loan        Common
                                                      Fund            Fund          Fund         Fund      Stock Fund        Total
                                                       ---            ----          ----         ----      ----------        -----
Investments, at fair value: ......................       --                --        --            --           --
Asarco Common Stock (cost $25,211) ...............       --                --        --            --       $ 17,763       $ 21,023
Shares of registered investment ..................       --                --        --            --           --             --
companies: .......................................       --                --        --            --           --             --
   Vanguard Money Market Reserves Prime ..........       --                --        --            --           --             --
    Portfolio (cost approximates market) .........       --                --        --            --            158         18,056
   Vanguard Index Trust 500 Portfolio ............       --                --        --            --           --             --
    (cost $22,581) ...............................       --                --        --            --           --           39,654
   Vanguard Short Term U.S. Treasury .............       --                --        --            --           --             --
    Bond Portfolio (cost $7,452) .................       --                --        --            --           --            7,476
   Vanguard Wellington Fund (cost $9,952) ........       --                --        --            --           --           12,282
   Vanguard Index Extended Market Fund ...........       --                --        --            --           --             --
    (cost $3,113) ................................       --                --        --            --           --            4,026
   Vanguard U.S. Growth Fund (cost $3,971) .......   $  5,399              --        --            --           --            5,399
   Vanguard Windsor II Fund (cost $10,560) .......       --            $ 13,870      --            --           --           13,870
   Vanguard Bond Index Fund (cost $1,661) ........       --                --       $1,694         --          --           1,694
Loans to Participants ............................     ______      $     ______    ______         $4,765      _______         4,765

     Total Investments ...........................      5,399            13,870     1,694         4,765       17,921        128,245
Contributions Receivable: ........................       --                --        --            --           --             --
  Participants ...................................         48               101         5          --           --              576
  Company ........................................       --                --        --            --            199            199
Interest receivable ..............................       --                --        --              31         --               31
Loans receivable .................................         16                33         1          (191)        --             --
                                                     --------      --- --------  --------         -----     --------       --------

NET ASSETS AVAILABLE FOR PLAN BENEFITS ...........   $  5,463      $   $ 14,004  $  1,700        $4,605     $ 18,120       $129,051
==================================================   ========      === ========  ========         =====     ========       ========

The  accompanying  notes are an  integral  part of these financial statements.


                                      C49

       Savings Plan of ASARCO Incorporated and Participating Subsidiaries Statement of Changes in Net Assets Available for Benefits with Fund Information for the year ended December 31, 1998
                             (dollars in thousands)



                                                                                            Vanguar        Vanguard
                                              Vanguard        Vanguard       Asarco       Money Marke      Short Term      Vanguard
                                             Index Trust     International  Common       Reserves Prime   U.S. Treasury  Wellington

ADDITIONS:                                  500 Portfolio    Growth Fund    Stock Fund    Portfolio       Bond Portfolio     Fund
                                            -------------    -----------    ----------    ---------       --------------     ----

Investment Income
   Net appreciation (depreciation) in the        --                --           --             --                --            --
     fair value of investments ..........   $  10,020       $      13    $  (7,161)            --         $     115    $      40
  Dividends and Interest ................         723               4          695      $     934               419         1,406
  Interest (participant loans) ..........      ______          ______      _______         _______              ___         _____

    Total ...............................      10,743              17       (6,466)           934               534          1,446

Contributions ...........................        --                --           --             --                --            --
  Participants ..........................       2,130              54          258            809               447          1,073
  Company ...............................           7              --        2,354              2               --            5

Loan Repayments .........................         725               5          124            410               214          390

Transfers from other plan ...............         185              --           63             24                 8          --

Interfund transfers .....................      (2,254)            162        1,117          1,540              559          (792)

     TOTAL ADDITIONS ....................      11,536             238      (2,550)          3,719             1,762         2,122


DEDUCTIONS:
  Benefit payments ......................       5,841               5        2,933          3,425             1,084        1,691
  General and administrative ............           1              --           --              5                 1          1
  Loans .................................         718               4          130            344               151         342

     TOTAL DEDUCTIONS ...................       6,560               9        3,063          3,774             1,236        2,034


Net increase (decrease) .................       4,976             229       (5,613)           (55)             526          88

NET ASSETS AVAILABLE FOR PLAN BENEFITS, .        --                --           --             --                --
   BEGINNING OF YEAR ....................      39,873               0       21,439         17,966             7,531        12,401


NET ASSETS AVAILABLE FOR PLAN BENEFITS, .        --                --           --             --                --          --
   END OF YEAR ..........................   $  44,849       $     229    $  15,826      $  17,911         $   8,057        12,489




                                                Vanguard
                                                 Index                             Vanguard         Vanguard
                                                Extended          Vanguard U.S.    Windsor II       Bond Index      Loan
                                               Market Fund        Growth Fund       Fund              Fund          Fund      Total
                                              -----------           ----            ----              ----          ----      -----

Investment Income
   Net appreciation (depreciation) in the          --                   --            --               --          --           --
     fair value of investments ..........   $     (44)           $   1,724     $      673       $      28          --      $   5,408
  Dividends and Interest ................         314                  519          1,529             135          --          6,678
  Interest (participant loans) ..........         ___              _____ _              _             __          $339           339
                                                                                                                   --
    Total ...............................         270                2,243          2,202             163          339        12,425

Contributions ...........................         --                    --             --              --           --           --
  Participants ..........................         426                  639          1,273             116          --          7,225
  Company ...............................           1                 4              6                 --           --         2,379

Loan Repayments .........................         121                  205            471              11       (2,488)          188

Transfers from other plan ...............           3                    5             20              --          33            341

Interfund transfers .....................         (369)                369        (1,066)             734
                                               ---------         ---------      ---------       ---------    ---------       -------
     TOTAL ADDITIONS ....................         452                3,465          2,906           1,024       (2,116)       22,558

                                               ---------         ---------       --------       --------    ---------      ---------

DEDUCTIONS:
  Benefit payments ......................         431                  631          1,575             194          399        18,209
  General and administrative ............           2                   --             --              --           --            10
  Loans .................................          60                  125            295              12        (2,181)

                                              ---------          ---------      ---------       ---------    ---------       -------
     TOTAL DEDUCTIONS ...................         493    _            756           1,870             206     (1,782)         18,219

                                              ---------          ---------    -  --------       ---------    ---------    ---------

Net increase (decrease) .................         (41)               2,709          1,036             818        (334)         4,339

NET ASSETS AVAILABLE FOR PLAN BENEFITS, .        --                     --             --              --          --           --
   BEGINNING OF YEAR ....................        4,069               5,463         14,004           1,700        4,605       129,051

                                             ---------           ---------      ---------       ---------    ---------     ---------

NET ASSETS AVAILABLE FOR PLAN BENEFITS, .        --                     --             --             --           --           --
   END OF YEAR ..........................   $   4,028            $   8,172      $  15,040       $   2,518    $   4,271     $ 133,390

                                             =========           =========      =========       =========    =========     =========





 The accompanying notes are an integral part of these financial statements

                                      C50

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

         General:

         Effective January 1, 1980, ASARCO Incorporated (the "Company") established the Savings Plan of ASARCO Incorporated and Participating Subsidiaries, which has been amended thereafter. Contributions commenced in July 1980. The Plan is a defined contribution plan and is administered by the Company's Savings Plan Committee of the Board of Directors in accordance with authority delegated by the Fiduciary Committee. The Plan is designed to provide a method of savings by eligible employees for their retirement and other needs, and to enable them to acquire an ownership interest in the Company.

         Contributions:

         Employees are eligible for participation in the Plan after completing thirty days of service. Each eligible employee wishing to participate in the Plan must elect to authorize pre-tax and/or post-tax contributions by payroll deduction. Contributions are stated in whole percentages of 1% to 17% effective October 1,1998 of the participant's basic earnings, as defined. A participant may elect to increase, decrease or suspend the pre-tax or post-tax contributions on the first day of any month. The Internal Revenue Code of 1986 (the "Code"), as amended, limited the maximum amount an employee may contribute on a pre-tax basis to $10,000 and $9,500 in 1998 and 1997, respectively.

         Matching Company Contribution - The Company matches the first 6% of a participant's monthly contribution at the rate of 50%. The matching contribution may be made in either cash or Asarco Common Stock and in the case of cash, the Plan's trustee, Vanguard Fiduciary Trust Company ("Vanguard"), is required to purchase Asarco Common Stock. Company contributions for the year ended December 31, 1998 consisted of cash in the amount of $2,379,583.

         The Company is not obligated to make a contribution during any period in which it has no accumulated retained earnings. The Company's contributions are subject to all legal restrictions which may apply, including Sections 401 and 415 of the Code, which limit the annual contributions to an employee's account.



                                      C51

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

         A participant's loan is repayable within a maximum of five years or immediately upon termination of employment. Interest is currently accrued at the prime rate, which was in existence on the first day of the month in which the loan was issued. Loans are secured by a lien on the participant's interest in the Plan. Loan repayments are made through payroll withholdings from the participant's earnings. A participant may pre-pay a loan at any time without penalty.


2.  Significant Plan Amendments

         On August 26,1998 the Plan was amended, effective October 1, 1998, to increase the maximum permissible contribution to 17% from 12% for salaried employees.

         On November 25, 1997 the Plan was amended, effective January 1, 1998 to change the eligibility waiting period from six months of service to the first day of any month following completion of 30 days of service; to permit employees to change contribution rates on a monthly, rather than quarterly, basis; to allow employees who have reached age 64 to transfer Company matching contributions from the Asarco Common Stock fund to other investment options under the Plan; to add the Vanguard International Growth Fund as an investment option; to permit express loans and automated withdrawals; and to increase, in accordance with the Taxpayer Relief Act of 1997, the account balance threshold for automatic cash-outs of terminating employees from $3,500 to $5,000. In addition, on July 30, 1997, the Plan was amended to recognize service by new hires with Southern Peru Copper Corporation for purposes of satisfying eligibility requirements, and to make other technical changes to comply with changes in law.




                                      C52

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

       Upon enrollment in the Plan throughout 1998, participants directed their elected contributions to be invested in one or more of the following funds in multiples of 5%:

     o Vanguard Index Trust 500 Portfolio - A fund invested in all of the stocks included in the Standard & Poor's 500 Composite Index (the "Index") in approximately the same proportions as they are represented in the Index. At December 31, 1998 and 1997, the number of Plan participants who held an interest in this fund was 1,322 and 1,413, respectively.

     o Vanguard Money Market Reserves Prime Portfolio - A fund invested in a portfolio of high quality money market instruments with maturities of one year or less. At December 31, 1998 and 1997, the number of Plan participants who held an interest in this fund was 897 and 1,055, respectively.

     o Vanguard Short Term U.S. Treasury Bond Portfolio - A fund invested primarily in short-term U.S. Treasury securities with an average maturity of two to three years. At December 31, 1998 and 1997, the number of Plan participants who held an interest in this fund was 484 and 540, respectively.

     o Vanguard Wellington Fund - A fund invested in bonds and common stocks. The bonds are held for relative stability of income and principal, while the common stocks are held for potential growth of capital and income. At December 31, 1998 and 1997, the number of Plan participants who held an interest in this fund was 849 and 903, respectively.


                                      C54

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                    Notes to Financial Statements - Continued

    o Vanguard Index Extended Market Fund - A fund which provides investment results that correspond to the aggregate price and yield performance of the Wilshire 4500 Index. The Wilshire 4500 Index consists of over 4,500 U.S. common stocks (primarily medium and small capitalization stocks) that are not included in the Standard & Poor's 500 Composite Stock Price Index. At December 31, 1998 and 1997, the number of Plan participants who held an interest in this fund was 435 and 470, respectively.

    o Vanguard U.S. Growth Fund - A fund invested primarily in a diversified portfolio of common stocks with above-average growth potential. At December 31, 1998 and 1997, the number of Plan participants who held an interest in this fund was 589 and 555, respectively.

    o Vanguard Windsor II Fund - A fund invested in common stocks to provide capital appreciation and dividend income. At December 31, 1998 and 1997, the number of Plan participants who held an interest in this fund was 954 and 1,014, respectively.

    o Asarco Common Stock Fund - A fund that invests exclusively in ASARCO Incorporated common stock with a small amount invested in the Vanguard Money Market Reserves Prime Portfolio to allow for timely responsiveness to Plan transactions. At December 31, 1998 and 1997, the number of Plan participants who held an interest in this fund was 1,914 and 2,105, respectively.

    o Vanguard Bond Index Fund - A fund that holds a combination of securities which, taken together, are expected to perform similarly to the Lehman Brothers Aggregate Bond Index. At December 31, 1998 and 1997, the number of Plan participants who held an interest in this fund was 131 and 104, respectively.

    o Vanguard International Growth Fund - This fund invests in stocks of high quality, seasonal companies based outside the United States. It includes stocks with records of exceptional growth from more than 15 countries (including Japan, the United Kingdom, the Netherlands, Switzerland and Germany.) At December 31, 1998 and 1997, the number of plan participants who held an interest in this fund was 39 and 0 respectively.


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

                                      C55

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                    Notes to Financial Statements - Continued

Vanguard as recordkeeper maintains individual account records reflecting each participant's net interest in each fund of the Plan in which such participant invests. Participant's net interest in each fund of the Plan is represented by units of participation. The following schedule shows the number of units and the net asset value per unit in each fund:

                                                     December 31, 1998                  December 31, 1997
                                                     -----------------                  -----------------
                                                                      Net Asset                          Net Asset
                                                       Number of        Value          Number of           Value
                                                       Units           Per Unit          Units            Per Unit


Asarco Common Stock Fund*                            2,782,722          $5.62          2,530,926            $8.38

Vanguard Index Trust
 500 Portfolio*                                       391,870         $113.95           440,254            $90.07

Vanguard International
  Growth Fund                                          11,987          $18.77               N/A               N/A

Vanguard Money Market Reserves Prime
  Portfolio*                                       17,831,043           $1.00      17,869,282               $1.00

Vanguard Short Term U.S. Treasury Bond
  Portfolio*                                           771,936         $10.37            732,259           $10.21

Vanguard Wellington Fund*                              421,577         $29.35            417,054           $29.45

Vanguard Windsor II Fund*                              499,540         $29.85            484,616           $28.62

Vanguard U.S. Growth Fund**                            216,296         $37.49            188,118           $28.70

Vanguard Index Extended
  Market Fund                                          130,441         $30.62            130,939           $30.75

Vanguard Bond Index Fund                               244,273         $10.27            167,917           $10.09


* Represents 5% or more of net assets available for plan benefits as of December 31, 1998 and 1997

** Represents 5% or more of net assets available for plan benefits as of December 31, 1998


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


                                      C57

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                               Form 5500 Item 27a
                 Schedule of Assets Held for Investment Purposes
                              at December 31, 1998


                                                            Cost or                 Market
     Identity of Issue or Borrower                          Book Value              Value
     Vanguard Index Trust 500 Portfolio                    $21,974,805           $44,653,571

     Asarco Common Stock Fund                               26,211,253            15,638,899

     Vanguard Money Market Reserves Prime Portfolio         17,831,043            17,831,043

     Vanguard Short Term U.S. Treasury Bond Portfolio        7,888,679             8,004,979

     Vanguard Wellington Fund                               10,704,304            12,373,283

     Vanguard Index Extended Market Fund                     3,281,368             3,994,095

     Vanguard U.S. Growth Fund                               5,385,277             8,108,922

     Vanguard Windsor II Fund                               11,793,336            14,911,264

     Vanguard Bond Index Fund                                2,456,557             2,508,679

     Vanguard International Growth Fund                        214,874               225,002

   Loan Fund
     Participants' Loans (interest rates range from 6%
                               to 9%)
                                                                     -             4,431,542
                                                           -----------           ------------

     TOTAL INVESTMENTS                                    $107,741,496          $132,681,279
                                                          ============          ============










                                      C58

                       Savings Plan of ASARCO Incorporated
                         and Participating Subsidiaries

                               Form 5500 Line 27d
                       Schedule of Reportable Transactions
                      for the year ended December 31, 1998


                                 Purchase           Selling            Basis of        Net
  Description of Asset            Price              Price               Asset      Gain (Loss)
Vanguard Index Trust
 500 Portfolio                   $10,016,644       $15,036,962        $10,630,214    $4,406,748

Vanguard Money Market
 Reserves Prime Portfolio        11,997,908        12,036,147         12,036,147          -

Vanguard Wellington Fund         3,651,906         3,600,870          2,900,566        700,304

Vanguard Windsor II              4,082,237          3,713,661          2,853,154        860,507

Asarco Common Stock Fund         8,067,993          6,476,632          7,060,825       (584,193)





                                      C59

                       CONSENT OF INDEPENDENT ACCOUNTANTS




         We consent to the incorporation by reference in the Registration Statements of ASARCO Incorporated on Form S-3 (File Nos. 33-45631, 33-55993 and 333-02359) and on Form S-8 (File Nos. 2-67732, 2-83782, 33-34606, 333-16875,
333-18083 and 333-46181) of our report dated June 28, 1999 on our audits of the Statements of Net Assets Available for Benefits of the Savings Plan of ASARCO Incorporated and Participating Subsidiaries as of December 31, 1998 and 1997, the Supplemental Schedules as of December 31, 1998 and for the year then ended and the Statement of Changes in Net Assets Available for Benefits for the year ended December 31, 1998, which report is included in this Annual Report on Form 11-K.


                                                  PricewaterhouseCoopers LLP




New York, New York
June 28, 1999




                                      C60