Form 10-Q
period 1999-06-30
ASARCO INC
filed 1999-08-16
CIK 7649

1999
                                 Second Quarter
                                    Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999              Commission file number 1-164
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


                                                         Yes   X     No ____


As of July 31, 1999 there were outstanding 39,783,396 shares of Asarco Common Stock, without par value.

                               ASARCO Incorporated
                                and Subsidiaries


                               INDEX TO FORM 10-Q


                                                             Page No.

Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statement of Earnings
  Three Months and Six Months Ended
  June 30, 1999 and 1998                                         2

Condensed Consolidated Balance Sheet
  June 30, 1999 and December 31, 1998                            3

Condensed Consolidated Statement of Cash Flows
  Three Months and Six Months Ended
  June 30, 1999 and 1998                                         4

Notes to Condensed Consolidated Financial Statements           5-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                            11-19

Report of Independent Accountants                               20


Part II.  Other Information:

Item 1.  Legal Proceedings                                      21

Item 6  Exhibits and Reports on Form 8-K                        22

Signatures                                                      23

Exhibit Index                                                   24

Exhibits                                                       25-76

                               ASARCO Incorporated
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)




                                                      3 Months Ended                       6 Months Ended
                                                         June 30,                             June 30,
                                                     1999              1998             1999              1998
                                                                (in thousands, except per share data)

Sales of products and services                  $ 490,704          $ 571,148         $ 966,011        $1,185,658
                                                ---------          ---------         ---------        ----------

Operating costs and expenses:
  Cost of products and services                   424,227            496,188           855,274         1,033,972
  Selling, administrative and other                35,859             33,836            72,092            71,284
  Depreciation and depletion                       37,164             35,686            73,117            71,958
  Research and exploration                          7,009              6,841            10,676            15,041
  Environmental and other closed plant
    charges, net of recoveries                      1,582              1,426             3,681             5,980
  Asset dispositions and impairments                    -                  -                 -            20,000
                                                ---------          ---------         ---------        ----------
  Total operating costs and expenses              505,841            573,977         1,014,840         1,218,235
                                                ---------          ---------         ---------        ----------

Operating income (loss)                           (15,137)            (2,829)         (48,829)           (32,577)
Interest expense                                  (18,848)           (16,398)         (38,337)           (33,858)
Other income                                        5,754             12,229            9,584             19,348
                                                ---------          ---------        ---------         ----------

Earnings (loss) before taxes on income and
    minority interests                            (28,231)            (6,998)         (77,582)           (47,087)
Taxes on income (benefit)                          (9,002)            (1,482)         (25,083)           (15,975)
                                                 ---------          ---------        ---------         ----------

Earnings (loss) before minority interests         (19,229)            (5,516)          (52,499)          (31,112)
Minority interests in net earnings of
    consolidated subsidiaries                      (1,834)            (9,026)           (3,882)          (15,236)
                                                 ---------          ---------         ---------        ----------

Net earnings (loss)                              $(21,063)          $(14,542)         $(56,381)        $ (46,348)
                                                 =========          =========         =========        ==========

Per share amounts:
  Net earnings (loss) - basic and diluted      $  (0.53)          $  (0.37)        $  (1.42)          $   (1.17)
  Dividends to common stockholders             $   0.05           $   0.20         $   0.10           $    0.40

Weighted average number of shares outstanding:
  Basic and Diluted                                39,747             39,657           39,711             39,654



The accompanying notes are an integral part of these financial statements.

                               ASARCO Incorporated
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                               June 30,           December 31,
                                                                 1999                 1998
                                                                      (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                     $  124,744            $  193,048
  Marketable securities                                             31,688                22,705
  Accounts receivable, net                                         403,743               409,792
  Inventories                                                      305,037               352,411
  Other assets                                                     103,636               104,809
                                                                ----------            ----------
     Total current assets                                          968,848             1,082,765

Investments:
  Available-for-sale and other at cost                             123,186               121,532
  Equity method                                                     66,675                64,465
Property, net                                                    2,592,344             2,526,567
Other assets including intangibles, net                            226,250               228,480
                                                                ----------            ----------
  Total Assets                                                  $3,977,303            $4,023,809
                                                                ==========            ==========

LIABILITIES
Current liabilities:
  Bank loans                                                    $   15,884            $    4,963
  Current portion of long-term debt                                 31,462                27,676
  Accounts payable                                                 374,963               336,501
  Salaries and wages                                                32,427                27,268
  Taxes on income                                                   90,304                84,007
  Reserve for closed plant and environmental matters                47,658                53,394
  Other current liabilities                                         41,187                47,611
                                                                ----------            ----------
     Total current liabilities                                     633,885               581,420
                                                                ----------            ----------

Long-term debt                                                   1,016,530             1,014,942
Deferred income taxes                                               27,735                56,045
Reserve for closed plant and environmental matters                  76,120                90,985
Postretirement benefit obligation                                  110,478               108,741
Other liabilities and reserves                                     119,575               113,754
                                                                ----------            ----------
     Total non-current liabilities                               1,350,438             1,384,467
                                                                ----------            ----------

MINORITY INTERESTS                                                 534,463               533,329
                                                                ----------            ----------

COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                   525,112               521,956
Accumulated other comprehensive income (loss), net of tax          (15,097)               (6,989)
Retained earnings                                                  948,502             1,009,626
                                                                ----------            ----------
  Total Common Stockholders' Equity                              1,458,517             1,524,593
                                                                ----------            ----------

  Total Liabilities, Minority Interests and Common
    Stockholders' Equity                                        $3,977,303            $4,023,809
                                                                ==========            ==========

(a)  Common shares: authorized 80,000; outstanding:                 39,767                39,652

The accompanying notes are an integral part of these financial statements.

                               ASARCO Incorporated
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                              3 Months Ended                  6 Months Ended
                                                                                June 30,                          June 30,
                                                                           1999             1998             1999            1998
                                                                           ----             ----             ----            ----
                                                                                               (in thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                                       $(21,063)      $(14,542)        $(56,381)        $(46,348)
Adjustments to reconcile net earnings (loss) to net cash provided from
   (used for) operating activities:
   Depreciation and depletion                                               37,164         35,686           73,117           71,958
   Provision (benefit)for deferred income taxes                            (13,097)        (5,843)         (27,743)         (24,965)
   Treasury stock used for employee benefits                                   473             63              866            1,100
   Undistributed equity (earnings) losses                                   (1,099)         2,129           (1,669)             191
   Net (gain) loss on asset dispositions and impairments                       340             98              310           20,275
   Decrease in reserves for closed plant and
     environmental matters                                                  (7,827)       (23,817)         (20,601)         (33,971)
   Minority interests                                                        1,834          9,026            3,882           15,236
   Cash provided from (used for) operating assets and liabilities:
          Accounts receivable                                                5,676         26,317            1,459           (6,354)
          Inventories                                                      (22,345)        17,598           45,715           47,102
          Accounts payable and accrued liabilities                          51,642         33,793           51,296           25,673
          Other operating assets and liabilities                            (1,637)        22,623            2,209           (5,609)
          Foreign currency transaction (gains) losses                         (390)         1,367            1,057              757
                                                                         ---------       --------         --------         --------

Net cash provided from (used for) operating activities                      29,671        104,498           73,517           65,045
                                                                         ---------      ---------         --------         --------

INVESTING ACTIVITIES
Capital expenditures                                                       (73,778)       (71,630)        (144,650)        (171,127)
Sale of property                                                             1,097            408            1,732            2,368
Purchase of cost investments and businesses                                    (45)       (37,352)            (671)         (37,944)
Sale of available-for-sale securities                                       14,472         19,844           33,884           52,037
Purchase of available-for-sale securities                                  (14,457)       (27,171)         (33,103)         (61,851)
Purchase of held-to-maturity investments                                   (30,819)       (51,876)         (55,908)         (52,880)
Proceeds from held-to-maturity investments                                  24,668        117,770           46,925          205,680
                                                                         ---------      ---------         --------         --------
Net cash provided from (used for) investing
  activities                                                               (78,862)       (50,007)        (151,791)         (63,717)
                                                                         ---------       --------         --------         --------

FINANCING ACTIVITIES
Debt incurred                                                               44,607         67,473           77,307          290,908
Debt repaid                                                                (44,708)       (59,049)         (61,650)        (243,842)
Escrow (deposits) withdrawals on long-term loans                               (40)         5,385              (67)           7,000
Treasury stock transactions                                                    630            291            1,599           (1,628)
Purchase of minority interests                                                (345)        (1,425)            (529)          (5,083)
Distributions to minority interests                                         (1,452)        (3,301)          (2,219)         (11,009)
Dividends paid to common stockholders                                       (1,986)        (7,932)          (3,970)         (15,861)
                                                                         ---------       --------         --------         --------
Net cash provided from (used for) financing
  activities                                                                (3,294)         1,442           10,471           20,485
                                                                         ---------       --------         --------         --------
Effect of exchange rate changes on cash                                      2,982         (1,243)            (501)             (49)
                                                                         ---------       --------         --------         --------

Increase (decrease) in cash and cash equivalents                           (49,503)        54,690          (68,304)          21,764
Cash and cash equivalents at beginning of period                           174,247        177,633          193,048          210,559
                                                                         ---------       --------         --------         --------
Cash and cash equivalents at end of period                                $124,744       $232,323         $124,744         $232,323
                                                                         =========       ========         ========         ========

The accompanying notes are an integral part of these financial statements.


                               ASARCO Incorporated
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A. In the opinion of Asarco Incorporated ("the Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999 and the results of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a review by PricewaterhouseCoopers LLP, the Company's independent accountants. The results of operations for the three month and six month periods are not necessarily indicative of the results to be expected for the full year. The December 31, 1998 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K.


B. Inventories were as follows:
         (in millions)

                                                          June 30,     Dec. 31,
                                                            1999         1998
                                                           ------       ------
     Inventories of smelters and refineries at lower of
         LIFO cost or market                               $  4.6       $  2.3
     Provisional cost of metals received from suppliers      40.1         57.9
     Mine inventories at lower of FIFO cost or market        63.1         93.5
     Metal inventory at lower of average cost or market      36.1         39.5
     Materials and supplies at lower of average cost or
       market                                               126.7        124.9
     Other                                                   34.4         34.3
                                                           ------       ------
          Total                                            $305.0       $352.4
                                                           ======       ======


      At June 30, 1999 and December 31, 1998, replacement cost exceeded inventories valued at LIFO cost by approximately $79.7 million and $74.0 million, respectively.


C.   Financial Instruments:

     Hedging: Derivative instruments may be used to manage exposure to market risk from changes in commodity prices, interest rates or the value of the Company's assets and liabilities. Derivative instruments which are designated as hedges must be deemed effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

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

     Swap Agreements:Interest rate swap agreements limit the effect of increases in interest rates on floating rate debt. The differential to be paid or received as interest rates change under any such agreement is recorded in interest expense. Fuel swap agreements limit the effect of increases in the price of fuel. The differential to be paid or received as fuel prices change is recorded as a component of cost of sales.


D.   Business Segments:
         (in millions)

     The Company's reportable segments are separately managed strategic business units that offer different products and services.



                                                        Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
     Segment Sales                                      1999            1998                1999              1998
     -------------                                      ----            ----                ----              ----

     Copper                                         $ 362.9           $ 426.7            $ 725.4            $  911.6
     Specialty Chemicals                               89.3              90.0              174.9               173.0
     Aggregates                                        16.1              14.8               25.6                24.6
     All Other                                         22.4              39.6               40.1                76.5
                                                    -------           -------            -------            --------
       Total                                        $ 490.7           $ 571.1            $ 966.0            $1,185.7
                                                    =======           =======            =======            ========

     Segment Earnings

     Copper                                          $(17.2)           $ (1.9)            $(46.8)            $   (.2)
     Specialty Chemicals                                8.4               8.2               15.6                15.9
     Aggregates                                         4.2               4.3                4.6                 5.5
     Exploration                                       (5.2)             (4.1)              (7.2)              (10.2)
     All Other  (1)                                    (4.2)             (9.4)             (12.9)              (41.7)
                                                     -------           -------            -------            --------
       Total                                         $(14.0)           $ (2.9)            $(46.7)            $ (30.7)
     Interest and other                               (13.0)             (4.2)             (28.7)              (14.5)
       Less: Equity (earnings) losses                  (1.2)               .1               (2.2)               (1.9)
                                                     -------           ------             -------            --------
     Earnings (loss) before taxes on income
         and minority interests                      $(28.2)           $ (7.0)            $(77.6)            $ (47.1)
                                                     =======           =======            =======            ========

(1) The All Other segment includes a $20 million charge in the first quarter of 1998 to reflect the effect of the sale of the Missouri Lead Division ("MLD").


With the sale of the MLD in 1998, the closure of the Black Cloud lead-zinc mine in Leadville, Colorado in the first quarter of 1999 and the change in management responsibilities completed in April 1999, the Company's Lead, Zinc and Precious Metals segment has been reclassified. The Company's custom lead smelting and zinc mining operations are included in the All Other segment, and precious metals refined at the Company's copper refineries are included in the Copper segment.

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

Reserves for closed plants and environmental matters, including mine reclamation costs for active and closed properties, totaled $123.8 million at June 30, 1999. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures against these reserves for the three months ended June 30, 1999 and 1998 were $12.6 million and $25.4 million, respectively. Expenditures for the six months ended June 30, 1999 and 1998 were $25.6 million and $40.2 million, respectively.

The effect on pre-tax earnings of environmental and other closed plant charges was $1.6 million and $1.4 million for the three months ended June 30, 1999 and 1998, respectively, and $3.7 million and $6.0 million for the six months ended June 30, 1999 and 1998, respectively.

In 1997, separate class actions were commenced against the Company in Omaha, Nebraska and in Denver, Colorado seeking compensatory and punitive damages for alleged contamination of properties by emissions from the Company's former Omaha plant and the Globe plant in Denver. In May 1999, the United States District Court for the District of Nebraska dismissed the action relating to the Omaha plant. Plaintiffs have appealed that ruling and filed a similar action in Nebraska state court. The matter regarding the Globe plant has been settled subject to court approval.

In March 1996, the United States government filed an action in United States District Court in Boise, Idaho against the Company and three other mining companies under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund) and the federal Clean Water Act for alleged natural resource damage to the Coeur d'Alene River Basin in Idaho. The government contends that the defendants are liable for damages to natural resources in a 1,500 square mile area caused by mining and related activities that they and others undertook over the period between the mid-1800s and the mid-1960s. The action also seeks a declaration that defendants are liable for restoration of the area. The Company believes, and has been advised by outside legal counsel, that it has strong legal defenses to the lawsuit. In 1996, the court granted a motion to consolidate this case with a prior, similar lawsuit filed by the Coeur d'Alene Tribe of Idaho. In 1998, the United States Environmental Protection Agency (EPA) commenced a remedial investigation and feasibility study of the Coeur d'Alene River Basin.

The Company, the United States Department of Justice, the EPA, and the Texas Natural Resources Conservation Commission signed a consent decree filed in United States District Court in Houston, Texas in April 1999 covering a broad range of environmental issues affecting principally the facility of
Encycle/Texas, Inc., an indirect wholly-owned subsidiary of the Company, in Corpus Christi, Texas and Asarco's Coy zinc mine in Tennessee. Pursuant to the consent decree, the Company will perform certain environmental projects and pay a $5.5 million penalty, without an admission of wrongdoing or liability. The Company's existing environmental reserves are adequate to cover the cost of the penalty and supplemental environmental projects. The consent decree is subject to court approval.

The Company and certain of its subsidiaries have received notices from EPA and other federal and state agencies that they and in most cases numerous other parties are potentially responsible to remediate alleged hazardous substance releases at certain sites under CERCLA or similar state laws. In addition, the Company and certain of its subsidiaries are defendants in lawsuits brought under CERCLA or state laws that seek substantial damages and remediation. Remedial action is being undertaken by the Company at some of the sites.

Product Litigation

The Company and two subsidiaries, as of June 30, 1999, are defendants in 1,169 lawsuits brought by 5,221 primary and 924 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos. Three of these lawsuits are purported class actions, two of which are allegedly brought on behalf of persons who are not known to have asbestos-related injury. The third is purportedly brought on behalf of persons suing both tobacco-related and asbestos-related entities claiming damages for personal injury or death arising from exposure to asbestos and cigarette smoke. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

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

F.   Comprehensive Income:

     Comprehensive income for the three and six month periods ended June 30, 1999 and 1998 was as follows:

                                                                           Three Months Ended               Six Months Ended
                                                                                June 30,                        June 30,
     (in thousands)                                                       1999             1998            1999           1998
                                                                          ----             ----            ----           ----

     Net earnings (loss)                                                 $(21,063)       $(14,542)       $(56,381)       $(46,348)

     Other comprehensive income (loss):
      Foreign currency translation adjustments                             (4,091)         (2,683)         (9,798)         (3,222)

     Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during the
         period, net of tax(a)                                              2,040            (897)          1,769          (1,533)

      Less: Reclassifications of gains to net earnings (loss), net
          of tax (b)                                                         -             (1,433)            (79)         (3,656)
                                                                        ---------          ---------      ---------       ---------

     Comprehensive income (loss)                                         $(23,114)        $(19,555)       $(64,489)       $(54,759)
                                                                         ========          ========        ========        ========


     (a) Includes tax expense (benefit) of $1,098 and $(483) for the three month period ended June 30, 1999 and 1998, respectively, and $952 and $(826) for the six month period ended June 30, 1999 and 1998, respectively.

     (b) Includes taxes of $771 for the three month period ended June 30, 1998 and $42 and $1,968 for the six month period ended June 30, 1999 and 1998, respectively.

     Accumulated other comprehensive income balances as of June 30, 1999 and December 31, 1998 were as follows:


                                                             Foreign
                                          Unrealized        currency
                                          gain (loss)       translation     Accumulated other
                                         on securities      adjustment   comprehensive income (loss)
     (in thousands)                      -------------      -----------  --------------------------

     June 30, 1999

      Balance on January 1, 1999          $  1,469          $ (8,458)        $  (6,989)
      Period change                          1,690            (9,798)           (8,108)
                                          --------          ---------        ----------
      Balance on June 30, 1999            $  3,159          $(18,256)        $ (15,097)
                                          ========          =========        ==========


     December 31, 1998

      Balance on January 1, 1998         $  11,654          $ (8,265)        $   3,389
      Period change                        (10,185)             (193)          (10,378)
                                          ---------         ---------        ----------
      Balance on December 31, 1998       $   1,469          $ (8,458)        $  (6,989)
                                         =========          =========        =========


G.   Impact of New Accounting Standards:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, the statement was to be effective in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 one year until June 15, 2000. The Company is currently assessing the impact of SFAS No.133.

H.   Subsequent Event:

On July 15, 1999, the Company and Cyprus Amax Minerals Company announced an agreement, approved by the Board of Directors of both companies, for the combination of the two companies in a merger-of-equals transaction. The proposed new company, which will be named Asarco Cyprus Incorporated, will have a beneficial interest in annual copper production of approximately 2.0 billion pounds. Asarco Cyprus will have its corporate headquarters in New York City and its operations headquarters in Tempe, Arizona.

Milton H. Ward, Cyprus Amax's chairman, president and chief executive officer, and Francis R. McAllister, Asarco's chairman and chief executive officer, will serve as co-chief executive officers and directors of Asarco Cyprus. Mr. Ward will be chairman and co-CEO through April 2000 and, following April 2000, will be chairman until his retirement at the end of 2000. Mr. Ward will remain a director of the new company following his retirement. Mr. McAllister will be president and co-CEO through April 2000, president and chief executive officer until the end of 2000 and will become chairman, president and chief executive officer at the end of 2000.

For the year ended December 31, 1998, Asarco and Cyprus Amax had sales of $2.2 billion and $2.6 billion, respectively. The combination, which is subject to regulatory approvals and the approvals of the shareholders of both Cyprus Amax and Asarco, is expected to close in the fourth quarter of 1999.

                                  Part I Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company reported a net loss of $21.1 million, or 53 cents per common share, for the quarter ended June 30, 1999, compared with a net loss of $14.5 million, or 37 cents per common share, for the quarter ended June 30, 1998. The loss was principally the result of lower copper prices, which is estimated to have reduced earnings by approximately $19.1 million when compared with the second quarter of 1998.

For the six month period ended June 30, 1999, the Company reported a net loss of $56.4 million or $1.42 per share, compared with a net loss of $46.3 million, or $1.17 per share, for the six months ended June 30, 1998. Results for the first six months of 1998 included an after-tax charge of $16.0 million related to the sale of the Company's Missouri lead business and for severance costs associated with a subsidiary's cost reduction program.

The average price for copper on both the New York Commodity Exchange (COMEX) and the London Metal Exchange (LME) in the second quarter of 1999 was 67 cents per pound compared with a COMEX price of 78 cents per pound and LME price of 79 cents per pound, in the second quarter of 1998. Through aggressive implementation of its ongoing cost reduction program, the Company was able to offset some of the effect of the low copper price. The Company's cost reduction program and other operating improvements are estimated to have reduced the after-tax loss in the second quarter of 1999 by $12.6 million compared with the second quarter of 1998. Through the six months of 1999, these improvements have produced an after-tax benefit of $27.9 million over the prior year.

The cost reduction programs in place at Asarco and its 54.3% owned subsidiary, Southern Peru Copper Corporation (SPCC), have also had a significant effect on the Company's production costs. The Company's consolidated cash cost per pound of copper produced was approximately 60 cents per pound for the first six months of 1999 as compared to approximately 66 cents per pound for the first six months of 1998.

In order to further reduce operating costs, the Company has made operating changes at its Mission mine that will decrease production by approximately 55 million pounds annually. The change will result in the layoff of approximately 150 employees at the mine. At the Ray mine, unusually hard ore has adversely affected mill throughput, which will result in reduced production of approximately 25 million pounds during 1999. Overall, the effect on 1999 production is estimated to be a reduction of 52 million pounds.

The Company's beneficial interest in mined copper production totaled 246.4 million pounds in the second quarter of 1999 as compared to 252.5 million pounds in the second quarter of 1998. Lower copper production at the Mission and Ray copper mines was partially offset by higher production at SPCC's operations. Mined copper production at SPCC increased by 14% compared with the second quarter of last year due to the Cuajone mine expansion, which was completed in the first quarter of 1999 and higher ore grades at the Toquepala mine.

The Company's specialty chemicals business, Enthone-OMI Inc., had pre-tax profits of $8.4 million in the second quarter of 1999, an increase from $8.2 million in the second quarter of 1998 mostly as a result of higher sales in North America.

Pre-tax profits for the Company's aggregates business were $4.2 million in the second quarter of 1999 compared with $4.3 million in the second quarter of the prior year. Although sales were higher in the second quarter of 1999 compared with 1998, margins were slightly lower due to the mix of products sold.

On May 13, 1999, the Company announced that it had concluded an agreement pursuant to which it will acquire 7.125 million newly issued common shares of Coeur d'Alene Mines, or a fully diluted 19.3% common stock interest. In exchange for this interest, Asarco will contribute the following: its 50% interest in Silver Valley Resources Corporation, which operates the Coeur and Galena silver mines; Asarco's wholly-owned subsidiary, Empresa Minera Manquiri S.R.L., which owns an advanced Bolivian silver exploration project; 1.5 million shares and warrants, representing an approximate 5% interest in Pan American Silver Corporation of Vancouver, British Columbia; and a 20% net profits interest in the Quiruvilca silver mine in Peru operated by Pan American Silver. The transaction will be voted on by the shareholders of Coeur d'Alene Mines on September 8, 1999. Closing of the transaction is expected to take place shortly after shareholder approval is received.

On July 15, 1999, the Company and Cyprus Amax Minerals Company announced an agreement, approved by the Board of Directors of both companies, for the combination of the two companies in a merger-of-equals transaction. The proposed new Company, Asarco Cyprus Incorporated, will be the largest publicly traded copper company in the world. With its larger size and financial capacity, Asarco Cyprus will be better able to expand its low cost copper production and take advantage of other growth opportunities. The merger will improve the Company's ability to meet the challenges of low copper prices and to generate substantial cash flow during periods of strong copper prices.

The combination, which is subject to regulatory approvals and the approvals of the shareholders of both Cyprus Amax and Asarco, is expected to close in the fourth quarter of 1999.

Sales: Sales of products and services were $490.7 million in the second quarter of 1999, compared with $571.1 million in the same period of 1998. Sales for the six month period ended June 30, 1999 were $966.0 million compared with $1,185.7 million for the same period of 1998. The second quarter and six month period decreases are both primarily due to lower copper prices and the sale of the Missouri lead business. These decreases were partially offset by higher sales from production at SPCC due to the completion of Cuajone mine expansion and higher ore grades at the Toquepala mine.

Metal sales volumes and prices for the three month and six month periods ended June 30, 1999 and 1998 were as follows:

Metal Sales Volume:

                                                 Three Months Ended                Six Months Ended
                                                      June 30,                         June 30,
                                                1999            1998            1999             1998
                                                ----            ----            ----             ----
       Copper (000s pounds)
          Asarco                                 302,600         289,900         631,500          624,900
          SPCC  (1)                              181,200         167,200         349,900          337,200
                                             ------------    ------------    ------------     ------------
          Consolidated                           483,800         457,100         981,400          962,100

          Asarco Beneficial Interest(2)          396,100         376,100         811,900          799,100


       Silver (000s ounces)
          Asarco                                   4,178           5,096           8,668           10,918
          SPCC (1)                                   674             764           1,307            1,518
                                             ------------    ------------    ------------     ------------
          Consolidated                             4,852           5,860           9,975           12,436

          Asarco Beneficial Interest(2)            4,537           5,503           9,364           11,726


       Zinc (000s pounds) (3)
          Asarco                                  33,600          38,000          70,700           75,000


       Molybdenum (000s pounds) (3)
          Asarco                                     959           1,254           1,890            2,719
          SPCC  (1)                                3,228           2,730           5,552            5,581
                                             ------------    ------------    ------------     ------------
          Consolidated                             4,187           3,984           7,442            8,300

          Asarco Beneficial Interest(2)            2,677           2,707           4,845            5,687

   (1) SPCC presented at 100%.

   (2) The Company's equity interest in SPCC at both June 30, 1999 and 1998, was 54.3%. The Company's beneficial interest in the operations of SPCC, net of the remaining labor shares interest, was 53.2% at both June 30, 1999 and 1998.

   (3) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents pounds of zinc and molybdenum metal contained in those concentrates.

Average Metal Prices:

Prices for the Company's metals are established principally on the New York Commodity Exchange (COMEX) or the London Metal Exchange (LME).

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                                 1999          1998        1999           1998
                                 -----         -----       ----           ----

Copper (per pound - COMEX)       $0.67         $0.78      $0.65           $0.78
Copper (per pound - LME)         $0.67         $0.79      $0.65           $0.78
Silver (per ounce - COMEX)       $5.13         $5.69      $5.20           $5.96
Zinc (per pound - LME)           $0.46         $0.48      $0.46           $0.48
Molybdenum (per pound -
 Metals Week Dealer Oxide)       $2.58         $3.90      $2.60           $3.87


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

HEDGING:

Metal Futures Contracts: The majority of the Company's activities involving metal futures contracts are designed to match the price realized for the Company's metal production as closely as possible to the average monthly price of the metal on the COMEX or LME during the month the Company makes shipments to customers. For instance, sales contracts with customers may provide for pricing in a month other than the month of shipment. In cases where pricing is established in a month later than the month of shipment, the Company will sell forward an equivalent amount of metal to the month that the price with the customer is established. The gain or loss on these forward contracts is offset with a lower or higher price on the customer invoice. Metal futures contracts are also used to hedge the price of metals purchased by the Company from third parties. Gains and losses on the liquidation of futures contracts are included in earnings at the same time revenue from the related sale transactions is recognized.

At June 30, 1999 and December 31, 1998, the Company's aggregate metal futures contract positions were as follows:

(in thousands)
                                                 Notional            Unrealized
                           Weight                 Values            Gain (Loss)
                     -------------------- ----------------------- -------------
June 30,1999
------------
Copper (pounds)             124,558               $ 82,392         $  3,445
Silver (ounces)               4,355               $ 22,112         $    186
Gold   (ounces)                  40               $ 10,848         $   (307)
Lead   (pounds)               2,150               $    559         $    (79)
Nickel (pounds)                 576               $  1,562         $    (43)

December 31,1998
----------------
Copper (pounds)              71,860               $ 48,207          $ 1,457
Silver (ounces)               5,630               $ 28,078          $  (184)
Gold   (ounces)                  32               $  9,374          $   206
Lead   (pounds)               3,362               $    742          $   (13)
Nickel (pounds)                   -                      -                -

In the preceding table notional values represent the purchase or sales price of the metal under contract. The unrealized gain or loss, if any, is the increase or decrease in the value of the contract as of the date indicated.

The effect of a hypothetical 10 percent unfavorable change in metal prices on the Company's June 30, 1999 positions would be a loss of $1.9 million in addition to the unrealized gain or loss displayed in the table above.
However,   any  such  additional  loss  would  be  offset  by  a corresponding gain on the related customer contracts being hedged. Since the notional value displayed in the table above represents the absolute sum of all outstanding futures contracts, it is not an accurate measure of risk to the Company from these transactions.

Price Protection: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or create synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Synthetic put options consist of a call option and a forward sale of the same quantity of metal. These put options establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold. At June 30, 1999 and 1998, the Company did not hold any put options.

Earnings include pre-tax gains of $11.0 million for the six month period ended June 30, 1998, from option sales and exercises related to copper sold in the first half of 1998, including the Company's beneficial interest in SPCC's price protection program. There were no pre-tax gains or losses from hedging activities in the six month period ended June 30, 1999.

Fuel Swaps: The Company may enter into fuel swap agreements to limit the effect of increases in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized as a component of cost of products and services. As of June 30, 1999 and December 31, 1998, the Company had entered into the following fuel swap agreements:

                                                                      Weighted
                                                                      Average
                                                                      Contract
Fuel Type                             Period          Quantity          Price
---------------------------------------------- ----------------- --------------

June 30, 1999
-------------
Residual Oil (Barrels)             7/99-12/99          1,073,700      $10.76
Residual Oil (Barrels)             1/00-12/00          1,048,800      $12.34
Diesel Fuel  (Barrels)             7/99-12/99            553,800      $17.32
Diesel Fuel  (Barrels)             1/00-12/00            564,000      $18.70
Natural Gas  (BTUs in millions)    10/99-6/01          3,258,900      $ 2.14

December 31, 1998
-----------------
Residual Oil (Barrels)              1/99-9/99          1,095,000      $ 9.84
Diesel Fuel  (Barrels)              1/99-9/99            564,000      $15.35
Natural Gas  (BTUs in millions)             -                  -           -


The unrealized gain in the Company's fuel swap positions at June 30, 1999 was $7.0 million. The effect of a hypothetical 10 percent decrease from June 30, 1999 fuel prices would be to reduce the unrealized gain on fuel swaps by $5.8 million.

Interest Rate Swaps: The Company may enter into interest rate swap agreements to limit the effect of interest rates on any floating rate debt. The differential to be paid or received as interest rates change is recorded in interest expense. During 1995, the Company entered into a swap agreement with an aggregate notional amount of $15.0 million to limit the interest rate exposure on its $15.0 million, 5 year term loan to 6.8%. Interest expense would have been lower by $0.1 million in both quarters ended June 30, 1999 and 1998 had the Company not hedged its exposure.

The effect of a hypothetical decrease of 1% in the prevailing interest rate would be to increase interest expense by approximately $0.2 million over the remaining life of the contract over what it would have been had the exposure not been hedged.


TRADING:

Price protection programs utilizing synthetic puts may be implemented in steps. In cases where the step approach is used, the Company's objective is to take advantage of current market conditions to minimize its cost of the synthetic put. Until a synthetic put is completed, any calls not matched with a forward sale are considered trading activities and are marked to market with the gain or loss, if any, recorded in earnings. At June 30, 1999, the Company did not hold any call options. Earnings for the quarter ended June 30, 1998 included pre-tax losses of $0.2 million from the expiration of call options and $1.6 million of unrealized mark to market losses.

The Company may hold positions in the metals futures markets for metals which it produces but which are not related to any specific sales to customers. These contracts are considered trading activities and are marked to market with the gain or loss, if any, recorded in earnings. At June 30, 1999 and 1998, such futures positions were insignificant.

Cost of Products and Services: Cost of products and services were $424.2 million and $496.2 million for the quarters ended June 30, 1999 and 1998, respectively and $855.3 million and $1,034.0 million for the six months ended June 30, 1999 and 1998, respectively. The second quarter and six month decreases in 1999 are due to lower production costs resulting from the Company's cost reduction program. In addition, a curtailment of the Company's copper refinery in Amarillo, Texas and the sale of the Missouri Lead Division contributed to the lower costs. Costs were also reduced by $4.3 million in the three month period ended June 30, 1999 and $12.0 million in the six month period ended June 30, 1999 due to legal settlements and insurance proceeds.


Other Operating Costs: Selling, administrative and other expenses were $35.9 and $33.8 million in the second quarters of 1999 and 1998, respectively, and $72.1 million and $71.3 million for the six months ended June 30, 1999 and 1998, respectively. The increase in the three month and six month periods is the result of higher corporate administrative costs and higher selling expenses related to the specialty chemicals business.

Research and exploration expense was $7.0 million and $6.8 million in the second quarters of 1999 and 1998, respectively, and $10.7 million and $15.0 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in the six month period ending June 30, 1999 as compared with the prior period, is due to lower spending in 1999 as part of the Company's cost reduction program.

Environmental and other closed plant charges were $1.6 million and $1.4 million for the quarters ended June 30, 1999 and 1998, respectively, and $3.7 million and $6.0 million for the six months ended June 30, 1999 and 1998, respectively. Lower outside legal expenses contributed to the decrease in the six month period ending June 30, 1999 as compared to the prior year six month period.

Asset dispositions and impairments for the six months ended June 30, 1998 include a $20.0 million charge to reflect the effect of the sale of the Missouri lead business.


Non-operating Items: Interest expense was $18.8 million and $16.4 million for the quarters ended June 30, 1999 and 1998, respectively, and $38.3 million and $33.9 million in the six months ended June 30, 1999 and 1998, respectively. The increases in the three month and six month periods in 1999 reflect higher borrowings partially offset by lower rates on floating rate debt.

Other income was $5.8 million and $12.2 million for the quarters ended June 30, 1999 and 1998, respectively, and $9.6 million and $19.3 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in the three month and six month periods are due to lower interest income and an insurance recovery reported in the second quarter of 1998.


Taxes on Income: The increase in the rate of the consolidated tax benefit in the second quarter of 1999 as compared to the second quarter of 1998 is attributable to a reduction in SPCC's earnings.


Cash Flows:

Second quarter - Net cash provided from operating activities was $29.7 million for the second quarter of 1999 and was primarily due to higher accounts payable partially offset by increased inventory caused by higher prices. In the second quarter of 1998, net cash provided from operating activities was $104.5 million and was caused by higher payables and liabilities and lower inventories and receivables.

Net cash used for investing activities was $78.9 million in the second quarter of 1999, and was due to capital expenditures. In the second quarter of 1998, net cash used for investing activities was $50.0 million principally related to capital expenditures and the purchase of a German specialty chemicals company by Enthone-OMI Inc. partially offset by higher proceeds from held-to-maturity investments at SPCC.

Six Months - Net cash provided from operating activities was $73.5 million in the six month period ended June 30, 1999 and was primarily due to higher accounts payable and lower copper concentrate inventories. In the six months ended June 30, 1998, net cash provided from operating activities was $65.0 million and was caused by higher payables and liabilities and lower inventories.

Net cash used for investing activities was $151.8 million in the six month period ended June 30, 1999 and was primarily due to capital expenditures. In the six month period ended June 30, 1998, net cash used for investing activities was $63.7 million principally related to capital expenditures and the purchase of a German specialty chemicals company by Enthone-OMI Inc. partially offset by higher proceeds from held-to-maturity investments at SPCC.

Liquidity and Capital Resources: At June 30, 1999, the Company's debt as a percentage of total capitalization (the total of debt, minority interests and equity) was 34.8%, compared with 33.7% at December 31, 1998. Consolidated debt at June 30, 1999, including the debt of SPCC, none of which is guaranteed by Asarco, was $1,063.9 million, compared with $1,047.6 million at December 31, 1998. Additional indebtedness permitted under the terms of the Company's most restrictive covenants was $500.7 million at June 30, 1999. In addition, under the most restrictive covenants of SPCC's loan agreements, SPCC would have been permitted additional indebtedness of $882.5 million at June 30, 1999.

The Company expects that it will meet its cash requirements for 1999 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

The Company paid dividends to common stockholders of $2.0 million or 5 cents per share in the second quarter of 1999 and $7.9 million or 20 cents per share in the second quarter of 1998. In addition SPCC paid dividends of $1.0 million to minority interests in the second quarter of 1999 and $2.9 million in the second quarter of 1998. At June 30, 1999, the Company had 39,767,000 shares issued and outstanding, compared with 39,652,000 at December 31, 1998.

Impact of New  Accounting  Standards:  In June 1998,  the  Financial  Accounting
Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, the statement was to be effective in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 one year until June 15, 2000. The Company is currently assessing the impact of SFAS No.133.


Year 2000: The Company has implemented a three phase program to identify and resolve Year 2000 (Y2K) issues related to the integrity and reliability of its computerized information systems as well as computer systems embedded in its production processes. Phase one of the Company's program which involved an assessment of Y2K compliance of the Company's computerized information systems and embedded computer systems has been completed. In phase two of the program the Company is modifying or replacing all non-compliant systems. As of June 30, 1999, all of the Company's systems and approximately 98% of SPCC's systems have been tested and are Y2K compliant with the remainder expected to be tested and be Y2K compliant by the third quarter of 1999. The Company continues to test these systems where appropriate.

As of June 30, 1999, the Company had spent approximately $2.8 million in addition to its normal internal information technology costs in connection with its Y2K program. The Company expects to incur additional costs of $0.4 million including its beneficial interest in SPCC's costs to complete phases two and three of the program.

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

Among other things, the Company's operations depend on the availability of utility services, principally electricity, and reliable performance by domestic and international transportation services. A substantial disruption in any of these services due to providers of these services failing to achieve Y2K compliance would have an adverse impact on the Company's financial results, the significance of which would depend on the length and severity of the disruption. The Company has identified alternatives and has completed a contingency plan for each of its principal operations. The purpose of the contingency plan is to identify possible alternatives which could be used in the event of a disruption in the delivery of essential goods or services and to minimize the effect of such a disruption.

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

PricewaterhouseCoopers LLP



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of ASARCO Incorporated:


We have reviewed the condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of June 30, 1999 and the related condensed consolidated statements of earnings and cash flows for the three month and six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




                                                    PricewaterhouseCoopers LLP




New York, New York
July 21, 1999

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


1. Asarco and two of its wholly-owned subsidiaries, Lac d'Amiante du Quebec, Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Form 10-K for 1998 and prior years and Form 10-Q for the first quarter of 1999. As of June 30, 1999, there were pending against Asarco and its subsidiaries 1,169 lawsuits brought by 5,221 primary and 924 secondary plaintiffs in 28 states seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. As of June 30, 1999, LAQ, Asarco, and Capco have settled or have been dismissed from a total of 10,646 asbestos personal injury lawsuits brought by approximately 114,308 primary and 65,510 secondary plaintiffs.

2. With respect to the purported class action brought against the Company on behalf of individuals living or owning property near the Company's former Omaha plant, reported on Form 10-K for 1998, in May 1999, the court dismissed the case, and that ruling has been appealed. In June 1999, a purported class action containing similar factual allegations was filed in state court in Nebraska on behalf of Nebraska residents living within five miles of the former plant.

3. With respect to the citizens' suit brought against the Company alleging violations of the Clean Water Act ("CWA") and Resource Conservation and Recovery Act ("RCRA") at the Company's former Omaha plant, reported on Form 10-K for 1998 and prior years, in April 1999 the court entered summary judgment dismissing the CWA claims. A trial of the RCRA claims was held in June 1999, and the court rendered a verdict in favor of the Company.

4. With respect to the class action brought against the Company on behalf of persons residing near the Company's Globe plant in Denver, Colorado, reported on Form 10-K for 1998, on July 11, 1999, the Company and the class representatives executed a memorandum of understanding settling the matter subject to preparation of more detailed settlement documents and approval by the court.

5. With respect to the lawsuits arising out of the operations of the Company's former Corpus Christi zinc refinery and the operations of its subsidiaries Encycle, Inc. and Encycle/Texas, Inc., reported on Form 10-K for 1998, two of the plaintiffs in that litigation have filed a separate action against the Texas Natural Resources Conservation Commission ("TNRCC"), seeking to compel that agency to assess additional penalties against the Company and conduct a further investigation of allegedly contaminated properties near the plant. The same plaintiffs and others have filed comments and have sought to intervene as separate parties with respect to the consent decree among the Company, the United States Department of Justice, the United States Environmental Protection Agency ("EPA"), and the TNRCC reported on Form 10-Q for the first quarter of 1999. The consent decree represents the second and final phase of a multi-state resolution of environmental issues between the Company and EPA. The consent decree is subject to court approval. On August 2, 1999, the court denied the motion to intervene as separate parties in the consent decree.

Item 6 - Exhibits and Reports on Form 8-K

(a)      The following Exhibits are filed as part of this report:

         Exhibit
         10.   Material Contracts

               (a)  1996 Stock  Incentive  Plan,  as  amended  March 1, 1999

               (b) Deferred Fee Plan for Directors, as amended and restated as of April 28, 1999

               (c) Directors' Deferred Payment Plan, as amended and restated as of April 28, 1999

               (d)  Supplemental   Pension   Plan  for   Designated   Mid-Career
                    Officers, as amended through April 28, 1999

               (e) Supplemental Retirement Plan, as amended and restated as of April 28, 1999

               (f) Compensation Deferral Plan, as amended and restated as of April 28, 1999


          12. Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements

          15. Independent Accountants' Awareness Letter


(b) Reports on Form 8-K:

    Report on Form 8-K filed on July 20, 1999 containing a press release dated July 15, 1999 announcing an agreement between Cyprus Amax Minerals Company and Asarco Incorporated for the combination of both companies in a merger-of-equals transactions.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ASARCO Incorporated
                                  (Registrant)




Date:   August 11, 1999                     /s/ William Dowd
                                            -----------------
                                                William Dowd
                                                Vice President and
                                                Chief Financial Officer



Date:   August 11, 1999                     /s/ Edward J. Melando
                                            ---------------------
                                                Edward J. Melando
                                                Controller

                                  Exhibit Index


Exhibit                                                                         Page No.
Page No.

10.   Material Contracts

      (a)   1996 Stock Incentive Plan, as amended March 1, 1999                 25-41

      (b)   Deferred  Fee Plan for  Directors,  as amended and restated as of
            April 28, 1999                                                      42-47

      (c)   Directors'  Deferred  Payment Plan, as amended and restated as of
            April 28, 1999                                                      48-53

      (d)   Supplemental Pension Plan for Designated  Mid-Career Officers, as
            amended through April 28, 1999                                      54-61

      (e)   Supplemental Retirement Plan, as amended and restated as of April
            28, 1999                                                            62-67

      (f)   Compensation  Deferral  Plan, as amended and restated as of April
               28, 1999                                                         68-74


12.  Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges
     and Combined Fixed Charges and Preferred Share Dividend Requirements        75

15. Independent Accountants' Awareness Letter                                    76


Exhibit 10(a)

                               ASARCO Incorporated
                            1996 STOCK INCENTIVE PLAN
                           (As Amended March 1, 1999)

1.Purposes. The purposes of the ASARCO Incorporated 1996 Stock Incentive Plan are:

                  (a) To further the growth, development and success of the Company and its Subsidiaries by enabling the executive and other key salaried employees of the Company and its Subsidiaries to acquire a continued proprietary interest in the Company, thereby increasing their personal interests in such growth, development and success; and

                  (b) To maintain the ability of the Company and its Subsidiaries to attract and retain highly qualified and experienced employees by offering them an opportunity to acquire a continued proprietary interest in the Company and its Subsidiaries which will reflect the growth, development and success of the Company and its Subsidiaries.

Toward these objectives, the Committee may grant Options, Stock Appreciation Rights, Limited Rights, Other Stock-Based Awards or award Restricted Stock or Dividend Equivalents to such employees or pay such employees' bonuses (if any) or other compensation in Common Stock or award or grant any combination thereof, all pursuant to the terms and conditions of the Plan (each, an "Award").

2. Definitions. As used in the Plan, the following capitalized terms shall have the meanings set forth below, unless the context clearly indicates otherwise:

                  (a) "Additional Annual Increment" shall have the meaning set forth in Section 4(a).

                  (b) "Agreement" shall have the meaning set forth in Section 3(e).

                  (c) "Award" shall have the meaning set forth in Section 1.

                  (d) "Award Gain" shall have the meaning set forth in Section 12(a).

                  (e) "Award Limit" shall mean an aggregate of 375,000 shares of Common Stock applicable collectively to all Awards during any period of three consecutive calendar years (as adjusted in accordance with Section 17).

                  (f) "Board" shall mean the Board of Directors of the Company.

                  (g) "Code" shall mean the Internal Revenue Code of 1986, as it may be amended from time to time, including regulations and rules thereunder and successor provisions and regulations and rules thereto.

                  (h) "Committee" shall mean the Organization and Compensation Committee of the Board, or such other Board committee as may be designated by the Board to administer the Plan.

                  (i) "Common Stock" shall mean the no par value common stock of the Company.

                  (j) "Company" shall mean ASARCO Incorporated, a New Jersey corporation, or any successor entity.

                  (k) "Composite Tape" shall mean the Composite Tape for New York Stock Exchange issues, or any successor thereto.

                  (l) "Coupled Stock Appreciation Rights" shall have the meaning set forth in Section 7.

                  (m) "Dividend Equivalents" shall mean the equivalent value (in cash or Common Stock) of dividends paid on Common Stock subject to Other Stock-Based Awards, which are granted under, and determined in accordance with Section 11.

                  (n) "Exchange Act" shall mean the Securities Exchange Act of 1934, as it may be amended from time to time.

                  (o)  "Exercise  Event"  shall  have the  meaning  set forth in
         Section 7(e).

                  (p) "Fair Market Value" of a share of Common Stock or other Company or Subsidiary equity securities as of a given date shall be the mean of the high and low sales prices for a share of Common Stock or such securities as reported on the Composite Tape for such date; provided, however, that if there is no sale of shares of Common Stock or such securities reported on the Composite Tape on such date, such fair market value shall be the mean between the bid and asked prices for a share of Common Stock or such securities reported on the Composite Tape at the close of trading on such date; provided further, however, that if no such prices are reported for such day, the most recent day for which such prices are available shall be used. In the event that the method for determining the fair market value of a share of Common Stock or such securities provided for in the previous sentence shall not be practicable, then such fair market value shall be determined by such other reasonable valuation method as the Committee shall, in its discretion, select and apply in good faith as of the given date; provided, however, that for purposes of paragraph (a) of
         Section  6, such fair  market  value  shall be  determined  subject  to
         Section 422(c)(7) of the Code.

                  (q) "Incentive Stock Option" shall mean an option to purchase Common Stock granted to a Participant under the Plan in accordance with the terms and conditions set forth in Section 6 and which conforms to the applicable provisions of Section 422 of the Code.

                  (r) "Independent Stock Appreciation Rights" shall have the meaning set forth in Section 7.

                  (s) "Limited Right" shall mean a limited stock appreciation right granted to a Participant under the Plan in accordance with the terms and conditions set forth in Section 7(e).

                  (t) "Notice" shall mean written notice actually received by the Company at its offices, which may be delivered in person to the Company's Controller or sent by facsimile to the Company's Controller, or sent by certified or registered mail or reputable overnight courier, prepaid, addressed to the Company at 180 Maiden Lane, New York, New York 10038, Attention: Controller, or such other address or facsimile number as may be furnished in writing by the Company to any Participant.

                  (u) "Option" shall mean an option to purchase Common Stock granted to a Participant under the Plan in accordance with the terms and conditions set forth in Section 6. Options may be either Incentive Stock Options or stock options other than Incentive Stock Options.

                  (v) "Optionee" shall mean a Participant who has been granted an Option under the Plan in accordance with the terms and conditions set forth in Section 6.

                  (w) "Other Stock-Based Awards" shall mean Awards granted to Participants under the Plan that are valued in whole or in part by reference to, or otherwise based on, the value of a share of Common Stock, in accordance with the terms and conditions set forth in Section 10.

                  (x) "Participant" shall mean an executive or key salaried employee of the Company or its Subsidiaries selected to participate in the Plan pursuant to Section 3.

                  (y) "Performance Criteria" applicable to Awards under the Plan, shall mean one or more of the following, as selected by the
         Committee: (i) return on equity calculated by dividing net earnings by either (A) beginning stockholders' equity or (B) invested capital, or
         (ii) actual consolidated beneficial mined copper production. For purposes of the preceding sentence, equity and invested capital shall exclude unrealized gain on securities reported at fair value. Net earnings may be defined by the Committee as reported net earnings, earnings before non-recurring items (as identified in the Company's annual financial statements and management's discussion and analysis), net earnings before extraordinary items, net earnings before the cumulative effect of changes in accounting principles, or operating income.

                  (z) "Permanent Disability" shall mean a permanent disability under the terms of the Company's long-term disability plan; provided, however, that, for purposes of Incentive Stock Options, "Permanent Disability" shall mean "permanent and total disability" as set forth in
         Section 22(e)(3) of the Code. The Committee may require medical evidence of Permanent Disability, including medical examinations by physicians selected by it, at the expense of the Company.

                (aa) "Plan" shall mean this ASARCO Incorporated 1996 Stock Incentive Plan.

                (ab) "Predecessor Plan" shall have the meaning set forth in Section 18(h).

                (ac) "Restricted Stock" shall mean Common Stock awarded under the Plan in accordance with the terms and conditions set forth in
         Section 8.

                (ad) "Restriction Period" shall have the meaning set forth in Section 8(b).

                (ae) "Rule 16b-3" shall mean Rule 16b-3 under the Exchange Act, as such rule may be amended from time to time.

                (af)  "SEC" shall mean the Securities and Exchange Commission.

                (ag) "Stock Appreciation Right" shall mean a stock appreciation right granted to a Participant under the Plan and in accordance with the terms and conditions of Section 7 and shall include both Coupled Stock Appreciation Rights and Independent Stock Appreciation Rights.

                (ah) "Subsidiary" shall mean any present or future corporation which is or would be a "subsidiary corporation" of the Company as the term is defined in Section 424(f) of the Code.

3.Administration of the Plan. (a) The Committee shall have total and exclusive responsibility to control, operate, manage and administer the Plan in accordance with its terms and conditions.

       (b) The Committee shall be appointed from time to time by the Board, and the Committee shall consist of not less than three (3) members of the Board, each of whom is an "outside director" within the meaning of Section 162(m) of the Code and, to the extent necessary for the Plan and/or Awards thereunder to satisfy the requirements and conditions of Rule 16b-3, a "disinterested person," as defined by Rule 16b-3 (or a "non-employee director" under Rule 16b-3 as proposed to be amended by the SEC, if such amendments are finally adopted by the SEC substantially as proposed); provided, however, that if one or more of the members of the Committee does not qualify as such an "outside director" or a "disinterested person" (or a "non-employee director," if applicable) at the time any Award is granted, such Award nevertheless shall be deemed to be properly authorized and issued under the Plan and shall remain in full force and effect subject to the other terms and conditions contained in the Plan and the relevant Agreement. Appointment of Committee members shall be effective upon their acceptance of such appointment. Committee members may be removed by the Board at any time either with or without cause, and such members may resign at any time by delivering Notice thereof to the Board. Any vacancy on the Committee, whether due to action of the Board or any other reason, shall be filled by the Board.

       (c) The Committee shall have all authority that may be necessary or helpful to enable it to discharge its responsibilities with respect to the Plan. Without limiting the generality of the preceding sentence, the Committee shall have the exclusive right to: (i) interpret the Plan and the Agreements; (ii) construe any ambiguous provision in the Plan and/or the Agreements; (iii) determine eligibility for participation in the Plan; (iv) select Participants;
(v) decide all questions concerning eligibility for and the amount of Awards payable under the Plan; (vi) establish rules and regulations and administrative guidelines for carrying out the Plan and amend, rescind or waive such rules or regulations or administrative guidelines as it from time to time deems proper;
(vii) determine whether Awards to a Participant are to be granted alone or in combination or in tandem; (viii) to the extent permitted under the Plan and the applicable Agreement, accelerate the exercisability of any Option, Stock Appreciation Right or Other Stock-Based Award (if applicable), or the termination of any Restriction Period with respect to Restricted Stock when such acceleration and/or termination would be in the best interest of the Company;
(ix) to the extent permitted under the Plan and the applicable Agreement, grant waivers of Plan terms, conditions, restrictions and limitations; (x) to the extent permitted under the Plan and the applicable Agreement, permit the transfer of an Award or the exercise of an Award by one other than the Participant who received the grant of such Award; (xi) correct any errors, supply any omissions or reconcile any inconsistencies in the Plan and/or any Agreement or any other instrument relating to any Award; (xii) to the extent permitted by the Plan, amend or adjust the terms and conditions of any outstanding Award and/or adjust the number and/or class of shares of Common Stock subject to any outstanding Award; (xiii) in accordance with the Plan, establish and administer any performance goals in connection with any Awards, including the Performance Criteria to which such performance goals relate and the applicable measurement periods, and certify whether, and to what extent, any such performance goals have been met; and (xiv) take any and all such other action it deems necessary or advisable for the proper operation and/or administration of the Plan. The Committee shall have full discretionary authority in all matters related to the discharge of its responsibilities and the exercise of its authority under the Plan and its determination of eligibility to participate in the Plan. In the absence of a showing of arbitrariness or bad faith, as to which the claimant shall have the burden of proof, decisions and actions by the Committee with respect to the Plan and any Agreement shall be final, conclusive and binding on all persons having or claiming to have any right or interest in or under the Plan and/or any Agreement.

       (d) In accordance with the terms and conditions and subject to the limitations of the Plan, the Committee, in its discretion, shall: (i) select, from time to time, from amongst those eligible, the employees to whom Awards shall be granted under the Plan, which selection may be based upon information furnished to the Committee by the Company's management; (ii) determine whether such Award shall take the form of an Option other than an Incentive Stock Option, Incentive Stock Option, Coupled Stock Appreciation Right, Independent Stock Appreciation Right, Limited Right, Restricted Stock, bonuses or other compensation payable in Common Stock, Other Stock-Based Award (and, if so, the form thereof), Dividend Equivalents or any combination thereof; and (iii) determine the number of shares of Common Stock to be included in such Awards and the periods for which such Awards will be outstanding. Such employees who are selected to participate in the Plan shall be referred to collectively herein as "Participants." Awards, including Awards under the same section of the Plan, need not be uniform as to all grants and recipients thereof.

       (e) Each Award shall be evidenced by an option agreement or award agreement (an "Agreement"), which shall be executed by the Company and the Participant to whom such Award has been granted, unless the Agreement provides otherwise; however, two or more Awards to a single Participant may be combined in a single Agreement. An Agreement shall not be a precondition to the granting of an Award; however, no person shall have any rights under any Award unless and until the Participant to whom the Award shall have been granted shall have executed and delivered to the Company an Agreement or other instrument evidencing the Award, unless such Agreement provides otherwise, and has otherwise complied with the applicable terms and conditions of the Award. The Committee shall prescribe the form of all Agreements, and, subject to the terms and conditions of the Plan, the Committee shall determine the content of all Agreements. Any Agreement may be supplemented or amended in writing from time to time as approved by the Committee; provided that the terms and conditions of any such Agreement as supplemented or amended are not inconsistent with the provisions of the Plan.

       (f) A majority of the members of the entire Committee shall constitute a quorum and the actions of a majority of the members of the Committee in attendance at a meeting at which a quorum is present, or actions by a memorandum or other written instrument or instruments signed by all members of the Committee, shall be the actions of the Committee.

       (g) The Committee may consult with counsel who may be counsel to the Company. The Committee may, with the approval of the Board, employ such other attorneys or consultants, accountants, appraisers, brokers or other persons as it deems necessary or appropriate. In accordance with Section 19, the Committee shall not incur any liability for any action taken in good faith in reliance upon the advice of such counsel or such other persons.

       (h) In serving on the Committee, the members thereof shall be entitled to indemnification as directors of the Company, and to any limitation of liability and reimbursement as directors with respect to their services as members of the Committee.

       (i) The Committee may, in its discretion, delegate to appropriate officers of the Company the administration of the Plan under this Section 3; provided, however, that no such delegation by the Committee shall be made (i) if such delegation would not be permitted under applicable law or (ii) with respect to the administration of the Plan as it affects executive officers and directors of the Company, and, provided further, however, the Committee may not delegate its authority to correct errors, omissions or inconsistencies in the Plan. All authority delegated by the Committee under this paragraph (i) of this Section 3 shall be exercised in accordance with the terms and conditions of the Plan and any rules, regulations or administrative guidelines for, conditions on, or limitations to the exercise of such authority that may from time to time be established by the Committee.

       (j) In its absolute discretion, the Board may at any time and from time to time exercise any and all rights, duties and responsibilities of the Committee under the Plan, including, but not limited to, establishing procedures to be followed by the Committee, but excluding matters which under Rule 16b-3 or
Section 162(m) of the Code are required to be determined in the discretion of the Committee.

       4.Shares of Stock Subject to the Plan. (a) The shares of stock subject to Awards granted under the Plan shall be shares of Common Stock. The total number of shares of Common Stock that may be delivered pursuant to any Awards (excluding any shares delivered with respect to Dividend Equivalents) under the Plan is (i) the amount of shares of Common Stock available for option or award under the Predecessor Plan as of the date of shareholder approval of this Plan, which amount shall not exceed 475,076 shares of Common Stock, of which not more than 54,100 shares may be awarded as Restricted Stock, plus an additional number of shares on January 1 of each calendar year during the duration of the Plan, beginning January 1, 1997, equal to one percent (1.0%) of the number of shares of Common Stock outstanding on December 31 of the immediately preceding year (the "Additional Annual Increment"), of which (ii) 15% of the amount of shares of Common Stock in (i) above plus an additional amount of shares of Common Stock each calendar year equal to fifteen percent (15%) of the Additional Annual Increment with respect to such year may be awarded as Restricted Stock and (iii) no more than 350,000 shares of Common Stock may be awarded in any calendar year with respect to Incentive Stock Options, or an aggregate of 3,500,000 shares of Common Stock for the duration of the Plan. Shares of Common Stock subject to the Plan may be either authorized and unissued shares (which will not be subject to preemptive rights) or previously issued shares acquired by the Company or any Subsidiary. The exercise of a Stock Appreciation Right, whether paid in cash or Common Stock, shall be deemed to be an issuance of Common Stock for purposes of determining the number of shares delivered under the Plan.

       (b) The maximum number of shares of Common Stock that may be subject to all Awards granted under the Plan to a Participant shall not exceed the Award Limit.

       (c)  Notwithstanding  any of the foregoing  limitations set forth in this
Section 4, the numbers of shares of Common Stock specified in this Section 4 shall be adjusted as provided in Section 17.

       (d) Any shares of Common Stock subject to an Option or Stock Appreciation Right or Other Stock-Based Award which for any reason expires or is terminated without having been fully exercised and any Restricted Stock which is forfeited may again be granted pursuant to an Award under the Plan, subject to the limitations of this Section 4; provided, however, that forfeited shares of Common Stock shall not be available for further Awards if the recipient thereof has realized any benefits of ownership from such shares.

       5.Eligibility. Executive and other key salaried employees, including officers, of the Company and its Subsidiaries (but excluding non-employee directors as well as members of the Committee) shall be eligible to receive Awards under the Plan.

       6.Terms and Conditions of Stock Options. All Options to purchase Common Stock granted under the Plan shall be either Incentive Stock Options or Options other than Incentive Stock Options. Each Option shall be subject to all the applicable provisions of the Plan, including the following terms and conditions, and to such other terms and conditions not inconsistent therewith as the Committee shall determine and which are set forth in the applicable Agreement.

                  (a) The option exercise price per share of shares of Common Stock subject to each Option shall be determined by the Committee and stated in the Agreement; provided, however, that, subject to paragraph
       (h)(C) of this Section 6, such price shall not be less than 100% of the Fair Market Value of a share of Common Stock at the time that the Option is granted.

                  (b) Each Option shall be exercisable in whole or in such installments during and over such period ending not later than ten (10) years from the date such Option was granted as may be determined by the Committee and stated in the Agreement, subject to paragraph (h)(C) of this Section 6. In no event may an Option be exercised more than ten (10) years from the date the Option was granted.

                  (c) An Option shall not be exercisable with respect to a fractional share of Common Stock or with respect to the lesser of one hundred (100) shares or the full number of shares of Common Stock then subject to the Option. No fractional shares of Common Stock shall be issued upon the exercise of an Option. If a fractional share of Common Stock shall become subject to an Option by reason of a stock dividend or otherwise, the Optionee shall not be entitled to exercise the Option with respect to such fractional share.

                  (d) Each Option may be exercised by giving Notice to the Company specifying the number of shares of Common Stock to be purchased, which shall be accompanied by payment in full including, if required by applicable law, applicable taxes, if any. Payment, except as provided in the Agreement, shall be:

                            (i) in United States dollars by personal check, subject to collection, or bank draft;

                           (ii) by  tendering  to the  Company  shares of Common
                Stock owned by the person exercising the Option (or by such person and his or her spouse), which may include shares received as the result of a prior exercise of an Option, and having a Fair Market Value on the date on which the Option is exercised equal to the cash exercise price applicable to such Option;

                           (iii) in accordance with a cashless  exercise program
                established by the Committee in its discretion under which, if so instructed by an Optionee, either (A) shares of Common Stock may be issued by the Company directly to the Optionee's broker or dealer upon receipt in cash of the purchase price thereof under an Option from such broker or dealer, or (B) shares of Common Stock may be issued by the Company directly to the Optionee's broker or dealer in consideration of such broker's or dealer's irrevocable commitment to pay to the Company in cash that portion of the proceeds from the sale of such shares that is equal to the cash exercise price of one or more Options relating to such shares of Common Stock; or

                           (iv) by any combination of the consideration provided in the foregoing clauses (i), (ii) and (iii).

                  (e) No Optionee shall have any rights to dividends or other rights of a shareholder with respect to shares of Common Stock subject to his or her Option until he or she has given Notice to the Company of exercise of his or her Option and paid for such shares, in accordance with the provisions of the Plan.

                  (f) An Option may be exercised only if at all times during the period beginning with the date of the granting of the Option and ending on the date of such exercise the Optionee was an employee of either the Company or of a Subsidiary or of another corporation referred to in
       Section 421(a)(2) of the Code: provided, however, that if an Optionee's employment terminates by reason of his or her death, Permanent Disability, "normal retirement" under a retirement plan of the Company and/or a Subsidiary, or other termination with the consent of his or her employer, at any time when the Option, or any portion thereof, is exercisable by the Optionee, the Optionee's Option may thereafter be exercised with respect to that number of shares of Common Stock (subject to adjustment as provided for in Section 17) which the Optionee could have acquired by the exercise of such Option immediately prior to any such termination of employment by the Optionee or the person or persons to whom his or her rights under the Option shall have passed by will or by the laws of descent and distribution, at any time prior to the termination date of the Option, as stated in the Agreement. If an Optionee's employment terminates for any reason except death, Permanent Disability, "normal retirement" under a Company or Subsidiary retirement plan or other termination with the consent of his or her employer, his or her Option shall terminate upon such termination of employment; provided, however, in the case of an Optionee whose employment is otherwise terminated prior to his or her "normal retirement," the Committee shall have discretion to permit his or her Option to be exercised following such termination of employment at any time prior to the termination date of the Option.

                  (g) The Committee may, but need not, require such consideration from an Optionee at the time of granting an Option as it shall determine, either in lieu of or in addition to, the limitations on exercisability of such Option imposed under this Section 6.

                  (h)(A) Each Option shall state in the Agreement whether it will or will not be treated as an Incentive Stock Option. No Incentive Stock Option shall be granted unless such Option, when granted, qualifies as an "incentive stock option" under Section 422 of the Code. Any Incentive Stock Option granted under the Plan shall contain such terms and conditions, consistent with the Plan, as the Committee may determine to be necessary to qualify such Option as an "incentive stock option" under Section 422 of the Code. No Incentive Stock Option shall be granted to any Participant who is not an employee of the Company or a Subsidiary. Any Incentive Stock Option granted under the Plan may be modified by the Committee to disqualify such Option from treatment as an "incentive stock option" under Section 422 of the Code.

                  (h)(B) Notwithstanding any intent to grant Incentive Stock Options, an Option granted under the Plan will not be considered an Incentive Stock Option to the extent that it, together with any other "incentive stock options" (within the meaning of Section 422 of the Code, but without regard to subsection (d) of such Section) under the Plan or any other incentive stock option plans of the Company and any Subsidiary, are exercisable for the first time by any Optionee during any calendar year with respect to Common Stock having an aggregate Fair Market Value in excess of $100,000 (or such other limit as may be required by the Code) as of the time the Option with respect to such Common Stock is granted. The rule set forth in the preceding sentence shall be applied by taking Options into account in the order in which they were granted.

                  (h)(C) No Incentive Stock Option shall be granted to a Participant who owns (within the meaning of Section 424(d) of the Code), at the time the Option is granted, more than 10% of the total combined voting power of all classes of stock of the Company or a Subsidiary. This restriction does not apply if at the time such Incentive Stock Option is granted the Option exercise price per share of Common Stock subject to the Option is at least 110% of the Fair Market Value of a share of Common Stock on the date such Incentive Stock Option is granted, and the Incentive Stock Option by its terms is not exercisable after the expiration of five (5) years from such date of grant.

                  (i) An Option and any shares of Common Stock received upon the exercise of an Option shall be subject to such other transfer and/or ownership restrictions and/or legending requirements as the Committee may establish in its discretion and which are specified in the Agreement and may be referred to on the certificates evidencing such shares. The Committee may require an Optionee to give prompt Notice to the Company concerning any disposition of shares of Common Stock received upon the exercise of an Incentive Stock Option within (i) two years from the date of granting such Incentive Stock Option to such Participant or (ii) one year from the transfer of such shares to such Participant or (iii) such other period as the Committee may from time to time determine. The Committee may direct that an Optionee with respect to an Incentive Stock Option undertake in the applicable Agreement to give such notice described in the preceding sentence, at such time and containing such information as the Committee may prescribe, and/or that the certificates evidencing shares acquired by exercise of an Incentive Stock Option refer to such requirement to give such notice.

                  (j) Notwithstanding any other provision contained in the Plan to the contrary, the maximum number of shares of Common Stock which may be subject to Options granted under the Plan to any Participant shall not exceed the Award Limit. To the extent required by Section 162(m) of the Code, shares of Common Stock subject to Options which are cancelled shall continue to be counted against the Award Limit and if, after the grant of an Option, the price of shares subject to such Option is reduced, the transaction is treated as a cancellation of the Option and a grant of a new Option and both the Option deemed to be canceled and the Option deemed to be granted are counted against the Award Limit.

       7.Terms and Conditions of Stock Appreciation Rights. Any Stock Appreciation Rights granted by the Committee under the Plan shall, in the discretion of the Committee, either be granted alone ("Independent Stock Appreciation Rights") or in conjunction with all or part of an Option granted under the Plan ("Coupled Stock Appreciation Rights"), and the applicable Agreement shall state whether a Stock Appreciation Right is an Independent Stock Appreciation Right or a Coupled Stock Appreciation Right. Each Stock Appreciation Right shall be subject to all the applicable provisions of the Plan, including the following terms and conditions, and to such other terms and conditions not inconsistent therewith as the Committee shall determine and which are set forth in the applicable Agreement.

              (a) The Committee may grant a Coupled Stock Appreciation Right (i) with respect to an Option which is not an Incentive Stock Option, either at the time such Option is granted or at any subsequent time during the term of such Option, or (ii) with respect to an Incentive Stock Option, only at the time such Incentive Stock Option is granted. A Coupled Stock Appreciation Right shall entitle the grantee thereof to elect, in the manner described below and as set forth in the applicable Agreement, in lieu of exercising his or her related Option for all or a portion of the shares of Common Stock covered by such Option, to surrender such Option with respect to any or all of such shares and to receive from the Company a payment having a value equal to the amount by which (A) the Fair Market Value of a share of Common Stock on the date of such election, multiplied by the number of shares of Common Stock as to which the grantee shall have made such election, exceeds (B) the exercise price stated in such Option multiplied by such number of shares, subject to any limitations on such amount, including any periodic change therein, as the Committee may in its discretion impose, as set forth in the applicable Agreement. A Coupled Stock Appreciation Right shall be exercisable only to the extent and at the time the related Option is exercisable, and the Coupled Stock Appreciation Right shall terminate and shall no longer be exercisable upon the expiration or exercise of the related Option. An Option with respect to which an Optionee has elected to exercise a Coupled Stock Appreciation Right, as described above, shall, to the extent of the shares covered by such exercise, be canceled automatically and surrendered to the Company, and such Option shall thereafter remain exercisable according to its terms only with respect to the number of shares of Common Stock as to which it would otherwise be exercisable, less the number of such shares with respect to which such Coupled Stock Appreciation Right has been so-exercised.

              (b) The Committee, in its discretion, shall establish the terms and conditions of Independent Stock Appreciation Rights, including the exercise price thereof, which shall not be less than 100% of the Fair Market Value of the Common Stock on the date any such Independent Stock Appreciation Right is granted, the number of shares of Common Stock covered thereby and the period of time during which any Independent Stock Appreciation Right may be exercised, which shall not extend beyond ten
       (10) years from the date of grant thereof, and any other terms and conditions the Committee may deem appropriate and which are consistent with the terms and conditions and limitations of the Plan. An Independent Stock Appreciation Right shall entitle the grantee thereof to elect, in the manner described below and as set forth in the applicable Agreement, to receive from the Company a payment having a value equal to the amount by which (A) the Fair Market Value of a share of Common Stock on the date of such election, multiplied by the number of shares of Common Stock as to which the grantee shall have made such election, exceeds (B) the exercise price stated in the Agreement applicable to such Independent Stock Appreciation Right multiplied by such number of shares, subject to any limitations on such amount, including any periodic change therein, as the Committee may in its discretion impose, as set forth in the applicable Agreement. Except as provided in the Agreement, the right to exercise an Independent Stock Appreciation Right shall terminate as specified in Section 6(f), as if the Independent Stock Appreciation Right were an Option other than an Incentive Stock Option.

              (c) The Company may, in the discretion of the Committee, as set forth in the Agreement, make payment on a properly exercised Stock Appreciation Right: (i) in cash equal to the excess of the amount described in clause (A) over the amount described in clause (B) of either paragraph (a) or (b) above, as applicable, after taking into account any limitations imposed in accordance therewith; or (ii) in the nearest whole number of shares of Common Stock having an aggregate Fair Market Value on the date of exercise of the Stock Appreciation Right which is not greater than the cash amount calculated in clause (i) above; or (iii) in a combination of the manners described in clauses (i) and (ii) above.

              (d) An election to exercise Stock Appreciation Rights shall be deemed to have been made on the date of Notice of such election to the Company; provided, however, the Committee may provide in the applicable Agreement that a Stock Appreciation Right shall be deemed to be exercised at the close of business on the scheduled expiration date of such Stock Appreciation Right if at such time such Stock Appreciation Right by its terms remains exercisable and, if so exercised, would result in a payment to the holder thereof.

              (e) Notwithstanding anything in this Section 7 to the contrary, the Committee may grant Limited Rights to an eligible employee of the Company or a Subsidiary, either alone or in conjunction with all or part of an Option granted to such employee, and, in the case of any such conjunctive grant, at the time of such Option grant or thereafter during the term of such Option. A Limited Right shall be exercisable upon the occurrence of an Exercise Event specified in the applicable Agreement, and shall expire thirty (30) days after the occurrence of such Exercise Event. Exercise Events may include, at the discretion of the Committee and as specified in the applicable Agreement, consummation of a tender or exchange offer for the shares of Common Stock outstanding at the commencement of such offer, or a proxy contest the result of which is the replacement of one-third or more of the members of the Board, or consummation of a merger or reorganization of the Company in which the Company does not survive or in which the shareholders of the Company receive stock or securities of another corporation or cash, or a liquidation or dissolution of the Company or other similar events. As determined by the Committee, in its discretion, at the time Limited Rights are awarded to a Participant, and as stated in the applicable
       Agreement, Limited Rights shall permit such a Participant to receive in cash for each share of Common Stock covered by a corresponding Option, in the case of a Limited Right granted in conjunction with an Option (without regard to the date on which the Option otherwise would be exercisable), or covered by a Limited Right granted alone, either (i) the highest market trading price per share of Common Stock reported on the Composite Tape during the sixty (60) days immediately preceding the date of the applicable Exercise Event or (ii) the highest market trading price per share of Common Stock reported on the Composite Tape on the date of exercise of the Limited Right, less the per share exercise price of the corresponding Option, in the case of a Limited Right granted in conjunction with an Option, or the exercise price of the Limited Right, as stated in the Agreement, in the case of a Limited Right granted alone. In the event that the Exercise Event is the consummation of a tender or exchange offer, the value per share set by the offeror shall be substituted for the highest market price per share provided in clause (i) of the preceding sentence if the value per share set by the offeror is higher than such highest market price per share. Limited Rights shall not extend the exercise period of any Option and, to the extent exercised, shall reduce the shares of Common Stock available under the Plan, pursuant to Section 4, and the shares of Common Stock covered by the Options to which such Limited Rights relate, if applicable.

              (f)  Notwithstanding  any other provision contained in the Plan to the contrary, the maximum number of shares of Common Stock for which Stock Appreciation Rights may be granted under the Plan to any Participant shall not exceed the Award Limit. To the extent required by
       Section 162(m) of the Code, shares of Common Stock subject to Stock Appreciation Rights which are cancelled continue to be counted against the Award Limit and if, after grant of a Stock Appreciation Right, the price of shares subject to such Stock Appreciation Right is reduced, the transaction is treated as a cancellation of the Stock Appreciation Right and a grant of a new Stock Appreciation Right and both the Stock Appreciation Right deemed to be canceled and the Stock Appreciation Right deemed to be granted are counted against the Award Limit.

       8.Terms  and  Conditions  of  Restricted  Stock  Awards.  All  awards  of
Restricted Stock under the Plan shall be subject to all the applicable provisions of the Plan, including the following terms and conditions, and to such other terms and conditions not inconsistent therewith, as the Committee shall determine and which are set forth in the applicable Agreement.

              (a) Awards of Restricted Stock may be in addition to or in lieu of any other types of Awards granted under the Plan.

              (b) During a period set by the Committee at the time of each award of Restricted Stock (the "Restriction Period"), as specified in the Agreement, the recipient shall not be permitted to sell, transfer, pledge, assign, encumber or otherwise dispose of the shares of Restricted Stock and any attempt by such recipient to sell, transfer, pledge, assign, encumber or otherwise dispose of such Restricted Stock shall constitute the immediate and automatic forfeiture of such Award.

              (c) Shares of Restricted Stock shall become free of all restrictions applicable thereto if the recipient dies or his or her employment with the Company or a Subsidiary terminates by reason of Permanent Disability, as determined by the Committee, during the Restriction Period and, to the extent set by the Committee at the time of the award or later, if the recipient retires under a retirement plan of the Company or a Subsidiary during such period. If the Committee determines that any such recipient is not subject to a Permanent Disability or that a retiree's Restricted Stock is not to become free of restrictions, the Restricted Stock held by either such recipient, as the case may be, shall be forfeited and revert to the Company.

              (d) Shares of Restricted Stock shall be forfeited and revert to the Company upon the recipient's termination of employment with the Company or a Subsidiary during the Restriction Period for any reason other than death, Permanent Disability or, to the extent determined by the Committee, retirement under a retirement plan of the Company or a Subsidiary except to the extent the Committee, at its sole discretion, finds that such forfeiture might not be in the best interest of the Company, and, therefore, waives all or part of the application of this provision to the Restricted Stock held by such recipient.

              (e) Each recipient of shares of Restricted Stock hereunder may, but need not, be issued one or more stock certificates in respect of such shares of Restricted Stock. Stock certificates for shares of Restricted Stock shall be registered in the name of the recipient but shall be appropriately legended and returned to the Company by the recipient, together with a stock power, endorsed in blank by the recipient. As the Committee, in its discretion, may deem appropriate, in lieu of the issuance of certificates for any shares of Restricted Stock during the applicable Restriction Period, a "book entry" (i.e., a computerized or manual entry) may be made in the records of the Company, or its designated stock transfer agent, to evidence the ownership of such shares of Restricted Stock in the name of the applicable recipient. Such records of the Company or such agent shall, absent manifest error, be binding on all recipients of Restricted Stock hereunder.

              (f) The recipient of shares of Restricted Stock shall be entitled to vote shares of Restricted Stock and shall be entitled to all dividends paid thereon, except that dividends paid in Common Stock or other property shall be subject to the same restrictions to the extent determined by the Committee.

              (g) In the event of any adjustment as provided in Section 17, or any stock or securities received as a dividend on shares of Restricted Stock, such new or additional shares or securities shall be subject to the same terms and conditions as relate to the original shares of Restricted Stock.

              (h) Restricted Stock shall become free of the foregoing restrictions upon expiration of the applicable Restriction Period and the Company shall, subject to paragraphs (d) and (e) of Section 18, then
       deliver  Common  Stock   certificates   evidencing   such  stock  to  the
       Participant.

              (i) Restricted Stock and any Common Stock received upon the expiration of the Restriction Period shall be subject to such other transfer restrictions and/or legending requirements that are imposed by the Committee, in its discretion, and specified in the Agreement.

       9.Bonuses or Other Compensation Payable in Stock. In lieu of cash bonuses or other compensation otherwise payable under the Company's or applicable Subsidiary's compensation practices to employees of either who are eligible to participate in the Plan, the Committee, in its discretion, may determine that such bonuses or other compensation shall be payable in Common Stock or partly in Common Stock and partly in cash. Such bonuses or other compensation shall be in consideration of services previously performed and as an incentive toward future services and shall consist of shares of Common Stock subject to such terms as the Committee may determine in its discretion. The number of shares of Common Stock payable in lieu of a bonus or other compensation otherwise payable shall be determined by dividing the amount of such bonus or other compensation by the Fair Market Value of one share of Common Stock on the date such bonus or other compensation is payable.

       10. Terms and Conditions of Other Stock-Based Awards. The Committee may grant to Participants Awards under the Plan that are valued in whole or in part by reference to, or otherwise based on Common Stock ("Other Stock-Based Awards"). The provisions of Other Stock-Based Awards need not be the same with respect to each recipient or each Award. The Committee, in its discretion, may grant Other Stock-Based Awards as it deems appropriate, including, by way of example and not in limitation, (i) to take advantage of the compensation practices or tax laws or accounting rules applicable at the time of grant of such an Award, even if such practices, laws and/or rules are different from those in effect on the effective date of the Plan, (ii) to reflect the financial situation of the Company from time to time or (iii) to conform to and comply with tax, securities or other law or regulations in jurisdictions outside the United States. Other Stock-Based Awards shall take such form as the Committee, in its discretion, from time to time, determines, including, by way of example, and not in limitation, deferred stock, performance shares, performance units and convertible debentures. All Other Stock-Based Awards under the Plan shall be subject to all the applicable provisions of the Plan, including the following terms and conditions, and to such other terms, conditions, restrictions and/or limitations, if any, not inconsistent with the Plan, as the Committee shall determine, in its discretion, and which are set forth in the applicable Agreement.

              (a) The recipient of an Other Stock-Based Award may be entitled to receive, currently or on a deferred basis, Dividend Equivalents or interest with respect to the number of shares of Common Stock covered by such Award and such amounts (if any) may be deemed to be reinvested in additional Common Stock or otherwise reinvested, all as determined, at the time of grant of such Award or subsequently during the term of such Award, by the Committee, in its discretion, and stated in the Agreement.

              (b) An Other Stock-Based Award, and any Common Stock covered by such Award, may be forfeited to the extent determined by the Committee, in its discretion, and stated in the Agreement.

              (c) All Other Stock-Based Awards, and any Common Stock covered thereby, shall be forfeited upon termination of the recipient's employment with the Company or a Subsidiary; provided, however, the Committee may, in its discretion, determine, at or after the time an Other Stock-Based Award is granted, that if any such employment is terminated by reason of death or Permanent Disability or, to the extent that subsection (d) of this Section 10 is inapplicable to a Participant's Other Stock-Based Award, "normal retirement" under a retirement plan of the Company and/or a Subsidiary, or otherwise with the written consent of such employer any or all remaining limitations, restrictions or requirements, if any, imposed pursuant to the Plan or in the Agreement with respect to such Other Stock-Based Award shall be waived. The
       Committee may, in its discretion, otherwise modify or accelerate the exercisability or other terms and conditions of any Other Stock-Based Award to the extent that any such modification or acceleration is (i) permitted under, and not inconsistent with the Plan and (ii) in the best interests of the Company and provided that subsection (d) of this Section 10 is not applicable to such Other Stock-Based Award.

              (d) An Other Stock-Based Award based in whole or in part upon the attainment of particular performance goals established by the Committee is intended to qualify as "other performance-based compensation," as used in Code Section 162(m)(4)(C). Such performance goals shall be determined over a measurement period or periods established by the Committee and shall relate to one or more Performance Criteria, as determined by the Committee, in its discretion. The maximum number of shares of Common Stock that may be awarded to a Participant subject to an Other Stock-Based Award shall not exceed the Award Limit.

       11. Dividend Equivalents. On the date of grant (or at any subsequent time during the applicable term) of any Other Stock-Based Award, the Committee may choose to include as part of such Other Stock-Based Award the right to receive Dividend Equivalents with respect to the Common Stock, or any portion thereof, subject to such Other Stock-Based Award. Any such Dividend Equivalents shall be calculated in the manner prescribed by the Committee, in its discretion, consistent with the Plan. Any such Dividend Equivalents shall be paid to the Participant for record dates during the period of time between such date of grant and the date the applicable Other Stock-Based Award is exercised or terminates. Dividend Equivalents shall be subject to such terms, conditions, restrictions and/or limitations as the Committee may establish and shall be paid in such form and manner and at such times as the Committee shall determine. Any Dividend Equivalents may, at the Committee's discretion, be converted into cash by such formula and at such time and subject to such limitations as may be determined by the Committee in its discretion, and any Dividend Equivalents that are not paid currently in cash may, at the discretion of the Committee, accrue interest or be reinvested into additional shares of Common Stock. The total number of shares of Common Stock available for delivery under the Plan under
Section 4 shall not be reduced to reflect any Dividend Equivalents that are reinvested into additional shares of Common Stock.

       12. Deferral of Awards. In the discretion of the Committee, payment of any Award, or any portion thereof, may be deferred by a Participant until such time as the Committee may establish. All such deferrals shall be accomplished by the delivery of a written, irrevocable election (in the form prescribed by the Committee) by the Participant prior to the time established by the Committee for such purpose. All such deferrals shall be made in accordance with administrative guidelines established by the Committee to ensure that such deferrals comply with the requirements of applicable law, including, without limitation, the Code. Deferred payments shall be paid in a lump sum or installments, as determined by the Committee. Deferred Awards may also be credited with interest or other growth factor, at such rates or in such manner as are determined by the Committee, and, with respect to those deferred Awards denominated in the form of Common Stock, with Dividend Equivalents.

       13. Change in Control. (a) In the event of a change in control of the Company or a threatened or anticipated change in control of the Company, each as defined (if at all) by the Committee in the Agreement, the Committee may, in its discretion, provide in the Agreement that any of the following applicable actions be taken as a result, or in anticipation, of any such event to assure fair and equitable treatment of Participants:

              (i) accelerate time periods for purposes of vesting in, or realizing gain from, any outstanding Option or Stock Appreciation Right or Other Stock-Based Award or shares of Restricted Stock granted or awarded pursuant to the Plan;

              (ii) offer to purchase any outstanding Option or Stock Appreciation Right or Other Stock-Based Award or shares of Restricted Stock granted or awarded pursuant to the Plan from the holder thereof for its equivalent cash value, as determined by the Committee, in its discretion, as of the date of the change in control; or

              (iii) make adjustments or modifications to outstanding Options or Stock Appreciation Rights or Other Stock-Based Awards or with respect to Restricted Stock as the Committee deems appropriate to maintain and protect the rights and interests of the Participants following such change in control.

              In no event, however, may any Option be exercised after ten (10) years from the date it was originally granted.

       (b) The Company shall pay all legal fees and related expenses incurred by a Participant in seeking to obtain or enforce any payment, benefit or right he or she may be entitled to under the Plan or an Agreement after a change in control of the Company; provided, however, such a Participant shall be required to repay any such amounts to the Company to the extent a court of competent jurisdiction issues a final and non-appealable order setting forth the determination that the position taken by the Participant was frivolous or advanced in bad faith.

       14. Transfer, Leave of Absence. For purposes of the Plan: (a) a transfer of an employee from the Company to a Subsidiary or an affiliate of the Company, whether or not incorporated, or vice versa, or from one Subsidiary or affiliate of the Company to another, and (b) a leave of absence, duly authorized in writing by the Company or a Subsidiary or affiliate of the Company, shall not be deemed a termination of employment of the employee.

       15. Rights of Employees and Other Persons. (a) No person shall have any rights or claims under the Plan except in accordance with the provisions of the Plan and the Agreement.

       (b) Nothing contained in the Plan or in any Agreement shall be deemed to give any employee the right to be retained in the service of the Company or its Subsidiaries nor restrict in any way the right of the Company or any Subsidiary to terminate any employee's employment at any time with or without cause.

       (c) The adoption of the Plan shall not be deemed to give any employee of the Company or any Subsidiary or any other person any right to be selected as a Participant or to be granted an Award.

       (d) Nothing contained in the Plan or in any Agreement shall be deemed to give any employee the right to receive any bonus, whether payable in cash or in Common Stock, or in any combination thereof, from the Company, nor be construed as limiting in any way the right of the Company to determine, in its sole discretion, whether or not it shall pay any employee bonuses, and, if so paid, the amount thereof and the manner of such payment.

       16. Tax Withholding Obligations. (a) The Company and/or any Subsidiary are authorized to take whatever actions are necessary and proper to satisfy all obligations of Participants for the payment of all Federal, state and local taxes in connection with any Awards (including, but not limited to, actions pursuant to the following paragraphs (b) and (c) of this Section 16).

       (b) If any Participant properly elects, within the period permitted under
Section 83 of the Code after the date on which property subject to an Award is transferred to such Participant to include in gross income for Federal income tax purposes an amount equal to the Fair Market Value (on the date of transfer) of the Common Stock subject to such Award, such Participant shall pay, or make arrangements satisfactory to the Company, as determined in the Committee's discretion, to pay to the Company, at the time of such election, any Federal, state or local taxes required to be withheld with respect to such Award. If any such Participant shall fail to make such tax payments as are required, the Company and its Subsidiaries shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to such Participant.

       (c) Any Participant who does not or cannot make the election described in paragraph (a) of this Section 16 with respect to an Award shall (and in no event shall Common Stock be delivered to such Participant with respect to such Award until), no later than the date as of which the value of the Award first becomes includible in the gross income of the Participant for income tax purposes, pay to the Company in cash, or make arrangements satisfactory to the Company, as determined in the Committee's discretion, regarding payment to the Company of, any taxes of any kind required by law to be withheld with respect to the Common Stock or other property subject to such Award, and the Company and any Subsidiary shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to such Participant; provided, however, the Committee may, in its discretion and pursuant to procedures approved by the Committee, permit the Participant to elect withholding by the Company of Common Stock otherwise deliverable to such Participant pursuant to such Award (provided, however, that the amount of any Common Stock so withheld shall not exceed the minimum required withholding obligation taking into account the Participant's effective tax rate and all applicable Federal, state, local and foreign taxes) and/or to tender to the Company Common Stock or other marketable equity securities issued by the Company or a Subsidiary owned by such Participant (or by such Participant and his or her spouse jointly) and acquired more than six (6) months prior to such tender valued at Fair Market Value on the date of such tender in full or partial satisfaction of such tax obligations.

         17. Changes in Capital. (a) Upon changes in the outstanding Common Stock by reason of a stock dividend, stock split, reverse split, subdivision, recapitalization, merger, consolidation (whether or not the Company is a surviving corporation), an extraordinary dividend payable in cash or property, combination or exchange of shares, separation, reorganization or liquidation, the aggregate number and class of shares available under the Plan as to which Awards may be granted, the number and class of shares under (i) each Option and the option price per share, (ii) each Stock Appreciation Right and the exercise price thereof, (iii) each Other Stock-Based Award and the exercise price (or equivalent, if applicable) thereof and (iv) each award of Restricted Stock shall, in each case, be correspondingly adjusted by the Committee, such adjustments to be made in the case of any outstanding Options and/or Stock Appreciation Rights without change in the total price applicable to such Options and Stock Appreciation Rights.

         (b) If a transaction shall occur or be proposed which the Committee, in its discretion, determines may materially adversely affect the market value of the Common Stock after such transaction, the Committee may make such adjustments as it deems appropriate and equitable in respect of outstanding Awards, including, but not limited to: (i) cancel all restrictions on Restricted Stock previously awarded to Participants under the Plan, (ii) accelerate the time of exercise so that Options and/or Stock Appreciation Rights and/or Other Stock-Based Awards which are outstanding shall become immediately exercisable in full without regard to any limitations of time or amount otherwise contained in the Plan or the applicable Agreements, (iii) determine that the Options or Stock Appreciation Rights or Other Stock-Based Awards shall be adjusted and make such adjustments by substituting for Common Stock subject to such Options or Stock Appreciation Rights or Other Stock-Based Awards stock or other securities of any successor corporation to the Company or stock or other securities that may be issuable by another corporation in the transaction if such stock or other securities are publicly traded, or, if such stock or other securities are not publicly traded, by substituting stock or other securities of an affiliate of such corporation if the stock or other securities of such affiliate are publicly traded. In any such adjustment event the aggregate exercise price (as applicable) shall remain the same and the amount of shares or other securities subject to option or other rights under an Award shall be the amount of shares or other securities which could have been purchased on the closing date or expiration date of such transaction with the proceeds which would have been received by the Participant if the Option or Stock Appreciation Right or Other Stock-Based Award had been exercised in full prior to such transaction or expiration date and the Participant exchanged all of such shares in the transaction. No Participant shall have any right to prevent the consummation of any of the foregoing acts affecting the number of shares available to such Participant. Any actions or determinations of the Committee under this paragraph
(b) of Section 17 need not be uniform as to all outstanding Awards, nor treat all Participants identically. Notwithstanding the foregoing adjustments, any changes to Incentive Stock Options shall, unless the Committee determines otherwise, only be effective to the extent such adjustments or changes do not cause a "modification" (within the meaning of Section 424(h)(3) of the Code) of such Incentive Stock Options or adversely affect the tax status of such Incentive Stock Options.

       18. Miscellaneous Provisions. (a) The Plan shall be unfunded. The Company shall not be required to establish any special or separate fund or to make any other segregation of assets to assure the issuance of shares or the payment of cash upon exercise or payment of any Award. Proceeds from the sale of shares of Common Stock pursuant to Options granted under the Plan shall constitute general funds of the Company. The expenses of the Plan shall be borne by the Company.

       (b) Subject to the provisions of the Plan and the applicable Agreement, an Award by its terms shall be personal and no Award may be sold, transferred, pledged, assigned, encumbered or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. During lifetime of a Participant, his or her Award shall be exercisable only by such Participant. In the event any Award is exercised by the executors, administrators, heirs or distributees of the estate of a deceased Participant pursuant to the terms and conditions of the Plan and the applicable Agreement, the Company shall be under no obligation to issue Common Stock thereunder unless and until the Company is satisfied, as determined in the discretion of the Committee, that the person or persons exercising such Award are the duly appointed legal representative of the deceased Participant's estate or the proper legatees or distributees thereof. Notwithstanding anything contained in the Plan to the contrary, at the Committee's discretion, an Agreement may permit the transfer of an Award other than an Incentive Stock Option by the recipient thereof, subject to such terms, conditions and limitations prescribed by the Committee, and the applicable transferee of such Award shall be treated under the Plan and the applicable Agreement as the Participant for purposes of any exercise of such Award.

       (c) It is understood that the Committee may, at any time and from time to time after the granting of an Award, specify such additional terms, conditions and restrictions with respect to any such Option, Stock Appreciation Right, Limited Right, Other Stock-Based Award, Restricted Stock and/or Dividend Equivalent subject to such Award as may be deemed necessary or appropriate to ensure compliance with any and all applicable laws, including, but not limited to, terms, restrictions and conditions for compliance with Federal and state securities laws and methods of withholding or providing for the payment of required taxes and restrictions regarding a Participant's ability to exercise Awards under a cashless exercise program established by the Committee.

       (d) If at any time the Committee shall determine, in its discretion, that the listing, registration and/or qualification of shares of Common Stock upon any national securities exchange or under any state or Federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the sale or purchase of shares of Common Stock hereunder, no Option or Stock Appreciation Right or Other Stock-Based Award may be exercised or Restricted Stock or bonus or other compensation payable in Common Stock may be transferred in whole or in part unless and until such listing, registration, qualification, consent and/or approval shall have been effected or obtained, or otherwise provided for, free of any conditions not acceptable to the Committee.

       (e) The Committee may require Participants receiving Common Stock in connection with any Award under the Plan to represent and agree with the Company in writing that the Participant is acquiring the shares for investment without a view to distribution thereof. The certificates for such shares may include any legend which the Committee deems appropriate to reflect any restrictions on transfer.

       (f) The Committee may, in its discretion, extend one or more loans to Participants who are key employees of the Company or a Subsidiary in connection with the exercise or receipt of an Award granted to any such employees. The terms and conditions of any such loan shall be set by the Committee.

       (g) By accepting any benefit under the Plan, each Participant and each person claiming under or through such Participant shall be conclusively deemed to have indicated their acceptance and ratification of, and consent to, all of the terms and conditions of the Plan and any action taken under the Plan by the Committee, the Company or the Board.

       (h) From and after the date of approval of the Plan by the Company's stockholders, no subsequent awards of any kind shall be granted under the Company's Stock Incentive Plan approved by its shareholders in April 1990 (the "Predecessor Plan").

       (i) Neither the adoption of the Plan nor anything  contained herein shall
(i) affect any other compensation or incentive plans or arrangements of the Company or any Subsidiary (other than the Predecessor Plan, as provided in paragraph (h) of this Section 18), or (ii) prevent or limit the right of the Company or any Subsidiary to (A) establish any other forms of incentives or compensation for their employees or consultants or directors, or (B) grant or assume options or other rights otherwise than under the Plan.

       (j) The Plan shall be governed by and construed in accordance with the laws of the State of New Jersey, except as superseded by applicable Federal law.

       19. Limits of Liability. (a) Any liability of the Company or a Subsidiary to any Participant with respect to any Award shall be based solely upon contractual obligations created by the Plan and the Agreement.

       (b) Neither the Company nor a Subsidiary nor any member of the Committee or the Board, nor any other person participating in any determination of any question under the Plan, or in the interpretation, administration or application of the Plan, shall have any liability, in the absence of bad faith, to any party for any action taken or not taken in connection with the Plan, except as may expressly be provided by statute.

       20. Limitations Applicable to Certain Awards Subject to Section 16 and Code Section 162(m). Unless stated otherwise in the Agreement, notwithstanding any other provision of the Plan, any Award granted to an executive or officer of the Company who is then subject to Section 16 of the Exchange Act, shall be subject to any additional limitations set forth in any applicable exemptive rule under Section 16 of the Exchange Act (including Rule 16b-3 as it may be amended from time to time) that are requirements for the application of such exemptive rule, and the Plan shall be deemed amended to the extent necessary to conform to such limitations. Furthermore, unless stated otherwise in the Agreement, notwithstanding any other provision of the Plan, any Award granted to an officer or executive of the Company intended to qualify as "other performance-based compensation" as described in Section 162(m)(4)(C) of the Code shall be subject to any additional limitations set forth in Section 162(m) of the Code (including any amendment to Section 162(m) of the Code) or any regulations or rulings issued thereunder that are requirements for qualification as "other performance-based compensation" as described in Section 162(m)(4)(C) of the Code, and the Plan shall be deemed amended to the extent necessary to conform to such requirements.

       21. Amendments and Termination. The Board may, at any time and with or without prior notice, amend, alter, suspend or terminate the Plan; provided, however, no amendment, alteration, suspension or termination shall be made which would impair the rights of any holder of an Award theretofore granted without his or her written consent or which, without first obtaining approval of the stockholders of the Company (where such approval is necessary to satisfy the then-applicable requirements of Rule 16b-3, or any requirements under the Code relating to Incentive Stock Options or for exemption from Section 162(m) of the Code, or applicable state law), would:

              (a) except as is provided in Sections 4(a) and 17, increase the maximum number of shares of Common Stock which may be sold or awarded under the Plan;

              (b) change the class of persons eligible to receive an Award under the Plan; or

              (c) extend the duration of the Plan or the period during which Options may be exercised under Section 6(b).

       The Committee may amend the terms of any Award theretofore granted, including any Agreement, retroactively or prospectively, but no such amendment shall impair the previously accrued rights of any Participant without his or her written consent.

       22. Duration. Following adoption of the Plan by the Board, the Plan shall become effective as of the date on which it is approved by the holders of a majority of the Company's outstanding Common Stock which is present and voted at a meeting, which approval must occur within the period ending twelve months after the date the Plan is adopted by the Board. The Plan shall terminate upon the earliest of the following dates or events to occur:

              (a) upon the effective date of a resolution adopted by the Board terminating the Plan;

              (b) the date all shares of Common Stock subject to the Plan are delivered pursuant to the Plan's provisions; or

              (c) ten (10) years from the date the Plan is approved by the Company's shareholders.

       No Award may be granted under the Plan after the earliest to occur of the events or dates described in the foregoing paragraphs (a) through (c) of this
Section 22; however, Awards theretofore granted may extend beyond such date.

       No such termination of the Plan shall affect the rights of any Participant hereunder and all Awards previously granted hereunder shall continue in force and in operation after the termination of the Plan, except as they may be otherwise terminated in accordance with the terms of the Plan or the Agreement.

Exhibit 10(b)

                               ASARCO Incorporated

                         DEFERRED FEE PLAN FOR DIRECTORS
                 (As Amended and Restated as of April 28, 1999)



Section 1. Effective Date. The effective date of the Plan as originally adopted is January 1, 1982. The effective date of the Plan as hereby amended and restated is April 28, 1999.

Section 2.  Definitions.

1.   Board - the Board of Directors of ASARCO Incorporated.

2.   Company - ASARCO Incorporated.

3.   Deferral Amounts - all compensation deferred by a Director under the Plan.

4. Deemed Retirement Date - May 1 of the calendar year in which a Participant reaches his Normal Retirement Date.

5.   Director - any individual serving as a member of the Board.

6. Fair Market Value - as to Company stock, Fair Market Value shall mean the average of the high and low prices of a single share of Company common stock as reported by the Wall Street Journal for New York Stock Exchange - Composite Trading as of the first trading day coincident with or next following the day as of which such value is to be determined.

7. Investment Manager - the Investment Company selected by the Company for deemed investment of all Deferral Amounts allocated to a Participant's Investment Subaccount.

8. Investment Subaccount - a deemed investment in those mutual funds, except the Asarco Common Stock Fund, available under the Company's Savings Plan.

9. Normal Retirement Date - Normal Retirement Date for a Director as defined in the corporate by-laws, currently the date of the Annual Meeting of Stockholders next following the Director's 72nd birthday.

10. Participant - any eligible Director or former Director with a Participant Account balance.

11. Participant Account - A bookkeeping account established in the financial records of the Company for each Participant. Participant accounts consist of an Asarco Stock Subaccount and an Investment Subaccount. Participant Accounts are credited with a Participant's Deferral Amounts, and deemed investment earnings or losses arising therefrom based on Participant elections pursuant to Sections 4 and 5.

12. Asarco Stock Subaccount - a phantom Asarco stock equivalent account consisting of deemed whole shares of ASARCO Incorporated common stock and cash.

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

(a)      Deferral Amounts Allocated to Asarco Stock Subaccounts
         (4)A Participant's Asarco Stock Subaccount shall be deemed invested in accordance with the Participant's election in whole shares of Company common stock which could be purchased at Fair Market Value with the Deferral Amounts credited to a Participant's Asarco Stock Subaccount on the last business day of each calendar quarter.

(5) The Stock Subaccount also shall be credited with a bookkeeping entry indicating the number of additional whole shares which could be purchased at Fair Market Value with any dividends payable on the deemed shares held in the Asarco Stock Subaccount on the day such dividends are payable to shareholders of Company common stock.

(6) Any amounts that are insufficient to permit the crediting of a whole share of Company common stock shall be carried as a cash balance bookkeeping entry in such Stock Subaccount. On any date on which new funds are available for deemed investment in Company stock (either due to an additional deferral or the availability of deemed dividends), the cash amount will be added to any such other funds, and the maximum number of whole shares that could be purchased at Fair Market Value will be deemed invested. The remaining amount, if any, will be held as cash. No interest shall be credited on any such Stock Subaccount cash balance.

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

3) Each Participant may elect that his future Investment Subaccount deferrals be deemed invested in a proportion different from that previously elected. Such new election shall be prospective only and shall be made in accordance with paragraph (b)(2). Any changes in such deemed investments must be in accordance with rules, if any, as are established by the Company or the Investment Manager.

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

Section 7.  Payment of Deferred Compensation.
(a)      Retirement at Normal Retirement Date
         A Participant who retires at his Normal Retirement Date will receive the entire value of his Participant Account in cash on January 15 of the year following the year of retirement. Alternatively, the Participant may elect, at least 12 months prior to his Normal Retirement Date, to receive all or a portion of the value of his Participant Account on such Normal Retirement Date.

(b)      Termination at Other than Normal Retirement Date
         A Participant who terminates service as a Director at a date other than Normal Retirement Date will receive the entire value of his Participant Account in cash on the 15th day of the 13th month following the date of termination. Alternatively, the Participant may elect, at least 12 months prior to the date of such other termination, to receive all or a portion of the value of his Participant Account on such date of other termination.

(c)      Further Deferral
         Notwithstanding (a) and (b) of this section, a Participant may elect to further defer receipt of all or a portion of his Participant Account for a period of up to 10 years from the earlier to occur of the Deemed Retirement Date or, if applicable, the date of termination. In order to defer a payment of benefits under the Plan, a Participant must file a written election at least one year in advance of the date that a payment of benefits under the Plan would otherwise be made. The Participant may elect to receive the amount deferred in a single cash payment or in annual cash installments. Any such election may be amended to accelerate, further defer or change the form of payment of all or part of a Participant Account, if amended in accordance with the provisions of Section 7(f).

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

(f)      Amendment of Election
         At any time subsequent to an election pursuant to paragraph (c), a Participant may file an election to amend such prior election affecting any Deferral Amount payable at least 12 months subsequent to such amendment, either to accelerate, further defer or change the form of payment, provided no such election may accelerate any payment to a date earlier than 12 months from the date of amendment. The amended form of payment may be a single sum payment of any Deferral Amounts not yet due and payable or annual installments of any such Deferral Amounts, or a combination thereof, provided no payments may be extended longer than the time specified in paragraph (c).

(g)      Allocation of Amounts Withdrawn
         In the case of any payment pursuant to this Section 7 of less than the total value of a Participant Account, the Committee will make reasonable efforts to follow any instructions received from the Participant indicating from which deemed investments in the Participant Account, including the Asarco Stock Subaccount, any such distribution is first to come. In the absence of instructions, distributions shall be made on a pro rata basis from all the deemed investments, including the Asarco Stock Subaccount, currently elected by the Participant pursuant to Section 5 with respect to the Participant's Deferral Amounts.

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

(b)  Participants who were receiving annual  installment  payments pursuant to
     Section 7 as of January 28, 1998, who did not consent to the provisions of this Section 13 within sixty (60) days of the date of notice of the January 28, 1998 amendment shall continue to receive annual installment payments as elected pursuant to Section 7 hereof following a Change of Control.

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


IN WITNESS WHEREOF, the Company has caused this Amendment to its Deferred Fee Plan for Directors to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereto on the 28th day of April, 1999.

                               ASARCO Incorporated



                                                  By:/s/Kevin R. Morano
                                                        President

Attest:


         /s/Susana D. Delanney
            Assistant Secretary

Exhibit 10(c)

                               ASARCO Incorporated
                        DIRECTORS' DEFERRED PAYMENT PLAN
                 (As Amended and Restated as of April 28, 1999)

Section 1. - Effective Date. The effective date of the Plan as originally adopted is October 25, 1995. The effective date of the Plan as hereby amended and restated is April 28, 1998.

Section 2. - Definitions.
1. Accrual Amounts - all amounts accrued for the benefit of a Director under the Plan.
2. Board - the Board of Directors of ASARCO Incorporated.
3. Company - ASARCO Incorporated.
4. Deemed Retirement Date - May 1 of the calendar year a participant reaches his Normal Retirement Date. 5. Director - any individual serving as a member of the Board. 6. Fair Market Value - as to Company stock, Fair Market Value shall mean the average of the high and low prices of a single share of Company common stock as reported by the Wall Street Journal for New York Stock Exchange - Composite Trading as of the first trading day coincident with or next following the day as of which such value is to be determined.
7. Investment Manager- the Investment Company selected by the Company for deemed investment of all Accrual Amounts allocated to a Participant's Investment Subaccount.
8. Investment Subaccount - a deemed investment in those mutual funds, except the Asarco Common Stock Fund, available under the Company's Savings Plan.
9. Normal Retirement Date - normal retirement date for a Director as defined in the corporate by-laws, currently the date of the Annual Meeting of Stockholders next following the Director's 72nd birthday.
10.Participant - any eligible  Director or former  Director with a Participant
   Account balance.
11.Participant Account - A bookkeeping account established in the financial records of the Company for each Participant. Participant accounts consist of an Asarco Stock Subaccount and an Investment Subaccount. Participant Accounts are credited with a Participant's Accrual Amounts, and deemed investment earnings or losses arising therefrom based on Participant elections pursuant to Sections 4 and 5.
12.Asarco Stock Subaccount - a phantom Asarco stock equivalent account consisting of deemed whole shares of ASARCO Incorporated common stock and cash.


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

     3) Each Participant may elect that his future Investment Subaccount deferrals be deemed invested in a proportion different from that previously elected. Such new election shall be prospective only and shall be made in accordance with paragraph (b)(2). Any changes in such deemed investments must be in accordance with rules, if any, as are established by the Company or the Investment Manager.

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

Section 7. - Payment of Deferred Compensation.
(a)      Retirement at Normal Retirement Date
         A Participant who retires at his Normal Retirement Date will receive the entire value of his Participant Account in cash on January 15 of the year following the year of retirement. Alternatively, the Participant may elect, at least 12 months prior to his Normal Retirement Date, to receive all or a portion of the value of his Participant Account on such Normal Retirement Date.

(b)      Termination at Other than Normal Retirement Date
         A Participant who terminates service as a Director at a date other than Normal Retirement Date will receive the entire value of his Participant Account in cash on the 15th day of the 13th month following the date of termination. Alternatively, the Participant may elect, at least 12 months prior to the date of such other termination, to receive all or a portion of the value of his Participant Account on such date of other termination.

(c)      Further Deferral
         Notwithstanding (a) and (b) of this section, a Participant may elect to further defer receipt of all or a portion of his Participant Account for a period of up to 10 years from the earlier to occur of the Deemed Retirement Date or, if applicable, the date of termination. In order to defer a payment of benefits under the Plan, a Participant must file a written election at least one year in advance of the date that a payment of benefits under the Plan would otherwise be made. The Participant may elect to receive the amount deferred in a single cash payment or in annual cash installments. Any such election may be amended to accelerate, further defer or change the form of payment of all or part of a Participant Account, if amended in accordance with the provisions of Section 7(f).

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

(f)      Amendment of Election
         At any time subsequent to an election pursuant to paragraph (c), a Participant may file an election to amend such prior election affecting any Accrual Amount payable at least 12 months subsequent to such amendment, either to accelerate, further defer or change the form of payment, provided no such election may accelerate any payment to a date earlier than 12 months from the date of amendment. The amended form of payment may be a single sum payment of any Accrual Amounts not yet due and payable or annual installments of any such Accrual Amounts, or a combination thereof, provided no payments may be extended longer than the time specified in paragraph (c).

(g)      Allocation of Amounts Withdrawn
         In the case of any payment pursuant to this Section 7 of less than the total value of a Participant Account, the Committee will make reasonable efforts to follow any instructions received from the Participant indicating from which deemed investments in the Participant Account, including the Asarco Stock Subaccount, any such distribution is first to come. In the absence of instructions, distributions shall be made on a pro rata basis from all the deemed investments, including the Asarco Stock Subaccount, currently elected by or otherwise applicable to the Participant pursuant to Section 5 with respect to the Participant's Accrual Amounts.

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

Section 13. - Change of Control.

(a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not a Participant in the

          Plan immediately prior to such Change of Control shall be permitted to be a Participant under the Plan following such Change of Control.Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment,modification or termination would adversely affect any accrued benefits of a Participant or his or her rights with respect to such accrued benefits in the Plan, unless any such amendment, modification or termination is consented to in writing by all such Participants. Upon a Change of Control, payment of all of the value of any and all amounts accrued to the Participant hereunder shall be made to a Participant immediately. For purposes of calculating such payment, a Participant's Investment Subaccount and/or Asarco Stock Subaccount shall be valued as of the date of the Change of Control.

(b)      Participants who were receiving annual installment payments pursuant to
         Section 7 as of January 28, 1998, who did not consent to the provisions of this Section 13 within sixty (60) days of the date of notice of the January 28, 1998 amendment shall continue to receive annual installment payments as elected pursuant to Section 7 hereof following a Change of Control.

c) For purposes of this Plan, a "Change of Control" shall be deemed to have occurred if:

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



          IN WITNESS WHEREOF, the Company has caused this Amendment to its Directors' Deferred Payment Plan to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereto on the 28th day of April, 1999.

                               ASARCO Incorporated



                                              By: /s/Kevin R. Morano
                                                     President


Attest: /s/Susana D. Delanney
         Assistant Secretary

Exhibit 10(d)

                               ASARCO Incorporated
                            SUPPLEMENTAL PENSION PLAN
                       FOR DESIGNATED MID-CAREER OFFICERS

                       (As amended through April 28, 1999)

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

         NOW, THEREFORE, the Company hereby adopts the Plan effective November 24, 1987.

1.       DEFINITIONS.

         1.1  Benefit  Commencement  Date.  Except as provided in Sections 3.1,
              3.3 and 6, the date on which benefits are scheduled to commence under the Pension Plan.

         1.2  Board.  The Board of Directors of ASARCO Incorporated.

         1.3  Company.  ASARCO Incorporated.

         1.4 Compensation. Compensation shall be as defined under the Pension Plan.

         1.5  Committee.  The Organization and Compensation Committee of the
               Board.

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

         1.8 Final Compensation Rate. The average of the sixty highest consecutive monthly amounts of the Executive's basic compensation and incentive bonuses, in the one hundred twenty months preceding his retirement or termination of employment prior to age 65.

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

         2.2      Form and Timing of Payment.

                  (a) Except as otherwise provided herein, the benefit shall be payable to the Executive in a lump sum, payable on January 15 of the year immediately following the Benefit Commencement Date, and calculated as set forth in Section 2.3. Alternatively, an Executive may elect, at least twelve (12) months prior to his Benefit Commencement Date, to receive all or a portion of the benefit payable hereunder on such Benefit Commencement Date. In the event of a Change of Control (as defined below) the benefit shall be payable as soon as practicable following the Change of Control and the lump sum shall be calculated as set forth in Sections 2.3 and 6 below.

                  (b) An Executive may elect prior to the Benefit Commencement Date to defer (for a period not to exceed twenty (20) years) all or part (but not less than $50,000) of a lump sum payment under the Plan (the "Deferral Amount") to a future date or to convert the Deferral Amount to a series of scheduled installments. Such an election must be made at least twelve
                  (12)  months  prior to the date  payment  would be made  under
                  Section 2.2(a), except in the event of termination by reason of Disability, in which case the election may be made at any time prior to the Benefit Commencement Date. Any such election may be amended to accelerate, further defer (except as otherwise provided with respect to a Surviving Spouse in
                  Section 2.2(j)) or to change the form of payment of all or part of the Deferral Amount, if amended in accordance with the provisions of Section 2.2(h). The Deferral Amount shall be deemed invested, as of the Benefit Commencement Date, in accordance with an election to be made by the Executive under rules established by the Committee. The Company will attempt to follow the Executive's elections, but will not be required to do so. Regardless of whether the Executive's elections are followed, the Deferral Amount shall be credited with deemed earnings, gains, losses, expenses and changes in the fair market value of such Deferral Amount as if the Company had followed such investment designations.

                  (c) The election of a deemed investment option is the sole responsibility of each Executive. Neither the Company, nor the Committee, nor any trustee of any trust that may be established in connection with the Plan are authorized or permitted to advise (or shall have any liability with respect to) an Executive as to the election of any option or the manner in which his Deferral Amount shall be deemed to be invested. Except for an Executive who elects annuity payments pursuant to paragraph (e) below, absent an election to defer pursuant to paragraph (b) above, all unpaid benefit amounts shall be deemed invested as of the Benefit Commencement Date in the Vanguard Money Market Reserve -- Prime Portfolio (or other comparable money market fund selected by the Company), until paid to the Executive pursuant to paragraph (a) above.

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

                  (f) At any time subsequent to an Executive's Benefit Commencement Date, an Executive who made an election pursuant to Section 2.2(b) may request a payment of all or a portion of the value of his Deferral Amount not yet payable. Such a request shall be approved by the Committee only upon a finding that the Executive has suffered a severe financial hardship which has resulted from events beyond the Executive's control ("Hardship Event"), and only in the amount reasonably needed to satisfy such Hardship Event. Whether a Hardship Event has occurred shall be determined in accordance with Treasury Regulation Sections 1.457-2(h)(4) and (5). In the event such a payment is approved, payment of the approved amount from the Deferral Amount shall be made as soon as practicable to the Executive.

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

                  (h) At any time subsequent to the Benefit Commencement Date, an Executive who has made an election pursuant to Section

                  2.2(b) may file an election to amend such prior election affecting any Deferral Amount payable at least 12 months subsequent to such amendment, either to accelerate, further defer or to change the form of payment of such Deferral Amount, provided no such election may accelerate any payment to a date earlier than 12 months from the date of amendment. The amended form of payment may be a single sum payment of any Deferral Amounts not yet due and payable or annual installments of any such Deferral Amounts, or a combination thereof, provided no payments may be extended longer than the time specified in Section 2.2(b).

                  (i) Upon the death of an Executive who has elected an annuity form of payment pursuant to Section 2.2(e) above, the Executive's surviving spouse, if any, at the date of death ("Surviving Spouse") shall receive 50% of the Net Annual Benefit described in Section 2.1 above and as adjusted as provided in Section 3.3, if applicable, for life.

                  (j) Upon the death of an Executive in all other events, the Executive's Surviving Spouse, shall receive any benefits due to the Executive under this Plan as adjusted as provided in
                  Section 3.3, at the same time as provided under paragraph (a) above, except a valid election under paragraph (b) above shall survive the death of the Executive. In such case, the Surviving Spouse shall have the same rights as are provided to the Executive pursuant to this Section 2 except that further deferrals will not be permitted. The Executive may designate a contingent beneficiary by giving written notice to the
                  Company. If the Executive has no Surviving Spouse, any remaining benefits payable shall be paid as soon as practicable in a single sum to his contingent beneficiary, or if none, to his estate.

                  (k) In the case of any payment pursuant to this Section 2.2 of less than the total value of a Deferral Amount, the Committee will make reasonable efforts to follow any instructions received from the Executive indicating from which deemed investments any such distribution is first to come. In the absence of instructions, distributions shall be made on a pro rata basis from all the deemed investments currently elected by the Executive pursuant to Section 2.2(b) with respect to the Deferral Amount.

         2.3  Calculation  of Lump Sum. The amount of the lump sum  described in
         Section 2.2(a) shall be the present value of the benefits payable under the Plan, determined by using the following actuarial assumptions for the Executive:

                  (a) Discount Rate. The discount rate used in computing the present value of benefits payable under the Plan is the yield on 10-year treasury notes on the Benefit Commencement Date, or if a legal holiday, the first business day immediately following the Benefit Commencement Date. However, at any time during a thirteen month period ending with the Benefit Commencement Date, the Executive may designate an alternative date for fixing the interest rate used to calculate the present value of the lump sum distribution. The designation must be in writing, and the date designated must be within seven calendar days of the date the designation is received by the Company. The designation of the discount rate, once made, may not be changed for any reason. Notwithstanding the foregoing, if an Executive designates an Alternative Date under this subsection in contemplation of commencing benefits under the Pension Plan, such designation will survive a subsequent postponement of the commencement of benefits under the Pension Plan by such Executive, except that, if the yield on 10-year treasury notes on the Benefit Commencement Date is higher than on the Alternative Date, the yield on the Benefit Commencement Date will be used.

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

         3.1 Benefit Commencement. Except as provided in Section 6 upon a Change of Control, the Benefit Commencement Date shall be as defined in
         Section  1 (and the  Executive  shall  have no right to elect any other date); provided, however, that at the option of the Company, the Company may require that the Benefit Commencement Date shall be the last day of the month in which the Executive reaches his 65th birthday, if later than the date benefits would otherwise commence hereunder. The option provided to the Company herein shall not be exercised unreasonably or in bad faith.

         3.2 Benefit Adjustment. If the Executive terminates prior to age 65 for reasons other than death or Disability, his Net Annual Benefit shall be reduced by 33/100 of one percent (0.0033) for each month such termination precedes the month in which he attains age 65.

         3.3 Death and Disability. If the employment of the Executive with the Company terminates prior to age 65 but after completion of at least 10 years service with the Company, whether or not as an officer, due to reason of Disability, the Executive will be eligible for immediate commencement of benefit payments as provided in Section 2. Further, no reduction in Net Annual Benefits will be made under Section 3.2 above. If the employment of the Executive with the Company terminates prior to age 65 but after completion of at least 10 years service with the Company, whether or not as an officer, for the reason of death, the Executive's Surviving Spouse shall be eligible for a Net Annual Benefit equal to 50% of the Executive's Net Annual Benefit as provided in
         Section 2.2 above, except that if the spouse is more than 60 months younger than the Executive, such spouse's Net Annual Benefit shall be reduced by 1/12 of 1% for each full month by which the spouse is more than 60 months younger than the Executive; provided, however, that in determining the amount of such survivor benefit, no reduction shall be made pursuant to Section 3.2 for the early commencement of benefits; and further provided, however, such benefits shall be paid in accordance with Section 2.2 above.

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

17. CAPTIONS. The captions to the sections and paragraphs of the Plan are for convenience or reference only and shall not control or affect the meaning or construction of any of its provisions.


         IN WITNESS WHEREOF, the Plan, as amended through April 28, 1999, has been adopted by the Company upon the recommendation of the Committee and the approval of its Board of Directors.

                                                        ASARCO Incorporated



                                                        By: /s/Kevin R. Morano
                                                            President

Attest:



/s/Susana D. Delanney
Assistant Secretary

Exhibit 10(e)


                               ASARCO Incorporated
                          SUPPLEMENTAL RETIREMENT PLAN
                 (As amended and restated as of April 28, 1999)

Section 1.  Effective Date.

The effective date of the Supplemental Retirement Plan (the "Plan") as originally adopted is February 27, 1976. The effective date of the Plan as hereby amended and restated is April 28 , 1999.

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

10. Investment Manager. The investment company selected by the Company, or designated by the Company at the request of an Eligible Employee pursuant to Section 15, for deemed investment of deferred benefits.

11. Pension Plan. The Retirement Benefit Plan for Salaried Employees of ASARCO Incorporated.

Section 3.  Eligibility.

All salaried employees of the Company or of any subsidiary specifically designated by the Company, whose retirement benefits payable under the Pension Plan, are reduced:

         (i)      due to the benefit limitations of Section 415 of the Code; or

         (ii) due to the requirement of Section 401(a)(17) of the Code that compensation in excess of the limit in effect for a particular year thereunder may not be taken into account for Pension Plan purposes; or

         (iii) due to participation in any Company plan or program that provides for elective pre-tax deferrals (the reductions under this Section 3(i), (ii), and (iii) hereinafter collectively referred to as "Code Reductions") shall be eligible as to Benefits under this Plan.

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

Section 5.  Payment of Benefits.

(a) Except as otherwise provided herein, Benefits under the Plan shall be paid in a lump sum, in cash, on January 15th of the year immediately following the year of the Eligible Employee's Benefit Commencement Date. Alternatively, an Eligible Employee may elect, at least twelve (12) months prior to his Benefit Commencement Date, to receive all or a portion of the Benefits payable hereunder on such Benefit Commencement Date.

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

         (ii)     Who has not elected an annuity  form of payment  pursuant to
                  Section 5(b), the Eligible Employee's surviving spouse, if any, shall receive any Benefits at the same time as provided in Section 5, except a valid election under Section 7 shall survive the death of the Eligible Employee. In such case, the surviving spouse shall have the same rights as are provided to the Eligible Employee pursuant to Section 7 below except that further deferrals will not be permitted. An Eligible Employee may designate a contingent beneficiary by giving written notice to the Company. If there is no surviving spouse, the amount payable pursuant to this subsection shall be paid as soon as practicable in a lump sum to the Eligible Employee's contingent beneficiary, or if none, to his estate.

Section 7.  Deferral of Benefit Payments.

(a) If the value of the Benefits payable to an Eligible Employee is at least $50,000, an Eligible Employee may elect at least twelve (12) months prior to the date Benefits will be paid under Section 5(a) (except in the event of termination by reason of Disability, in which case the election may be made at any time prior to the Benefit Commencement Date), to defer, for a period not to exceed twenty (20) years from the Benefit Commencement Date, the Deferral Amount to a future date or to provide for the payment of a Deferral Amount in a series of scheduled installments. Any election made pursuant to this subsection may be amended to accelerate, further defer (except as otherwise provided with respect to a surviving spouse in Section 6(ii)) or to change the form of payment of all or part of the Deferral Amount, if amended in accordance with the provisions of
Section 7(d).

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

(d) At any time subsequent to the Benefit Commencement Date, an Eligible Employee who has made an election pursuant to Section 7(a) may file an election to amend such prior election affecting any Deferral Amount payable at least 12 months subsequent to such amendment, either to accelerate, further defer or to change the form of payment of such Deferral Amount, provided no such election may accelerate any payment to a date earlier than 12 months from the date of amendment. The amended form of payment may be a single sum payment of any amounts not yet due and payable or annual installments of any such amounts, or a combination thereof, provided no payments may be extended longer than the time specified in Section 7(a).

(e) In the case of any payment pursuant to this Section 7 of less than the total value of a Deferral Amount, the Committee will make reasonable efforts to follow any instructions received from the Eligible Employee indicating from which deemed investments any such distribution is first to come. In the absence of instructions, distributions shall be made on a pro rata basis from all the deemed investments currently elected by the Eligible Employee pursuant to
Section 8 with respect to the Deferral Amount.

Section 8.  Investment of Deferral Amounts.

(a) Any Deferral Amount shall be deemed invested, as of the Benefit Commencement Date, in accordance with an election to be made by the Eligible Employee in such investment vehicles as are provided under rules established by the Committee. The Company will attempt to follow the Eligible Employee's elections, but will not be required to do so. Regardless of whether the Eligible Employee's elections are followed, the Deferral Amount shall be credited with deemed earnings, gains, losses, expenses, and changes in the fair market value of such Deferral Amount as if the Company had followed such investment designations. All elections, amendments to elections, and provisions for transfers among investment vehicles shall be in accordance with rules, if any, as shall be established by the Committee.

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

(c) Except for an Eligible  Employee  who elects  annuity  payments  pursuant to
Section 5(b), absent an election to defer Benefits purusant to Section 7, all unpaid Benefit amounts shall be deemed invested as of the Benefit Commencement Date in the Vanguard Money Market Reserve - Prime Portfolio, or other comparable money market fund selected by the Company, until paid to the Eligible Employee pursuant to the first sentence of Section 5(a).

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

Section 13.  Discretion of Company, Committee and Board.

Any decision made or action taken by the Company, the Committee or by the Board arising out of or in connection with the construction, administration, interpretation, and effect of the Plan shall lie within the absolute discretion of the Company, the Committee or the Board, as the case may be, and shall be final, conclusive and binding upon all persons.

Section 14.  Change of Control.

(a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not an Eligible Employee immediately prior to such Change of Control shall be permitted to be an Eligible Employee under the Plan following such Change of Control. Upon and after a

Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of an Eligible Employee or his or her rights with respect to such accrued benefits in the Plan, unless any such amendment, modification or termination is consented to in writing by all Eligible Employees. Upon a Change of Control, payment shall be made to Eligible Employees immediately in a single cash lump sum of (1) the value of any and all amounts accrued to the Eligible Employees hereunder calculated using the Discount Rate and Mortality Table set forth in Section 9 or (2) the value of their Deferral Amounts. For purposes of this Section 14, benefits under the Pension Plan for employees who have not attained age 55 shall be the amount determined under the Pension Plan payable as a vested deferred benefit (as defined in the Pension Plan) at age 55 after taking into account the discount for commencement of payment before age 55 using the actuarial assumptions in Section 9.

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

Section 15.  Designation of Investment Manager.

(a) If the total lump sum value of an Eligible Employee's benefits under the Plan, the ASARCO Incorporated Supplemental Pension Plan for Designated Mid-Career Officers, and the ASARCO Incorporated Compensation Deferral Plan (collectively the "Plans") would as of the Eligible Employee's retirement date exceed $3 million, the Eligible Employee may file a request with the Committee that the entire lump sum value of any such benefits deferred under the Plans be deemed invested in such one or more investment alternatives as are provided by an investment manager to be designated by the Eligible Employee. Such request may be made at any time, however, it may only be effective after the Eligible Employee has retired or otherwise commences to receive benefits under the Pension Plan.

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

Section 18.  Administration.

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

Section 19.  Amendment.

This Plan may at any time or from time to time be amended, modified, discontinued or terminated by the Board if, in its sole discretion, such a change is deemed necessary and desirable.

Section 20.  Governing Law.

This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

         IN WITNESS WHEREOF, the Company has caused this Amendment to its Supplemental Retirement Plan to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereto on the 28th day of April, 1999.

                                                     ASARCO Incorporated




                                                     By: /s/Kevin R. Morano
                                                            President

Attest:



/s/Susana D. Delanney
Assistant Secretary

Exhibit 10(f)

                               ASARCO Incorporated
                           Compensation Deferral Plan
                 (As Amended and Restated as of April 28, 1999)


Section 1 - Effective Date.
The effective date of the Plan as originally adopted is February 1, 1995. The effective date of the Plan as hereby amended and restated is April 28, 1999.

Section 2 - Definitions.
1) Board - the Board of Directors of ASARCO Incorporated.
2) Code - the Internal Revenue Code of 1986, as amended.
3) Committee - the Organization  and Compensation  Committee of the Board or
   any individual or individuals to whom authority has been delegated hereunder by the Organization and Compensation Committee.
4) Company - ASARCO Incorporated and any subsidiary of ASARCO Incorporated that has adopted the Plan.
5) Deferral Amounts - a Participant's Salary Deferral Amounts (including any
   of  such  amounts  further   deferred  under  Section  6(b)),   Incentive
   Compensation Deferral Amounts, Employer Provided Benefit, and Special Incentive Awards (each as defind in Section 4(b)).
6) Director - any individual serving as a member of the Board.
7) Incentive Compensation Plan - the Incentive Compensation Plan for Exempt Salaried Employees of ASARCO Incorporated. 8) Incentive Plan - the Incentive Compensation Plan for Senior Officers of ASARCO Incorporated. 9)Participant - an Eligible Employee,as defined in Section 3, who has a valid election in effect under the Plan. 10) Participant Account - A bookkeeping account established in the financial records of the Company to record the Deferral Amounts and deemed investment earnings or losses arising therefrom based on Participant elections pursuant to Section 5.
11)Retirement - Retirement under the Retirement Benefit Plan for Salaried Employees of ASARCO Incorporated.
13)Savings Plan - Savings Plan of ASARCO Incorporated and Participating ubsidiaries.

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

Section 5 - Deemed Investment Provisions.
a) At the time of the election to participate in the Plan, the Participant must elect in writing to have his Deferral Amounts deemed invested, in increments of no less than 5%, in one or more of the investment funds as are provided under the Savings Plan, except however, that the Asarco Common Stock Fund shall not be available as a deemed investment. Said election must total one hundred percent (100%) of his Deferral Amounts.

b) The Participant Accounts shall be credited with deemed earnings, gains, losses, expenses and changes in the fair market value of such Participant Accounts as if the Company had followed such investment designations.

c) Each Participant may elect in writing that his future Deferral Amounts be deemed invested in a proportion different from that previously elected, but the new election shall be prospective only and shall be made in accordance with paragraph (b) of this Section 5. Any changes in such deemed investments must be in accordance with rules, if any, as are established by the Committee.

d) The election of a deemed investment option is the sole responsibility of each Participant. Neither the Company, nor the Committee, nor any trustee of any trust that may be established in connection with the Plan are authorized or permitted to advise (or shall have any liability with respect to) a Participant as to the election of any option or the manner in which his Deferral Amounts shall be deemed to be invested.

e) Consistent with this Section 5, each Participant may elect in writing, that a whole percentage (no less than 5%) or specific dollar amount of his deemed investment in any fund may be transferred to any other fund available under the Plan. Such election will be prospective only and will be permitted in accordance with rules, if any, as are established by the Committee.

Section 6 - Value and Payment of Benefits.
a)   Payment of Benefits
     Each Participant shall receive the value of his Participant Account in cash on January 15 of the year following the year of the Participant's normal Retirement. If a Participant terminates service with the Company prior to qualifying for normal Retirement, the value of his Participant Account will be distributed in cash on the 15th day of the 13th month following the date of termination (subject to Section 15). As an alternative to receiving payment on the dates provided in this paragraph, a Participant may elect, at least twelve (12) months prior to the date of his Retirement or other termination of service with the Company (as the case may be), to receive payment of all the value of his Participant Account on such Retirement date or the date of other termination of service with the Company (as the case may be). In the event of the death of a Participant before receiving the value of his Participant Account, such distribution shall be paid to his beneficiary or beneficiaries designated pursuant to Section 7 as soon as practicable under the Plan.

b)   Further Deferral
     Notwithstanding subsection (a) of this section, a Participant who retires from the Company, and who at the time of Retirement has a balance in his

     Participant Account of at least $50,000, may elect to further defer receipt of all or a portion of his Participant Account, but not less than $50,000 for a period of up to 20 years from his date of Retirement. The deferred portion of a Participant's Account shall continue to constitute Deferral Amounts and shall continue to be subject to the provisions of Section 5 above, including without limitation paragraph (b) thereof. To defer a payment of benefits under the Plan, a Participant must file a written election at least twelve (12) months in advance of the date that payment of benefits under the Plan would otherwise be made. The Participant may elect to receive the amount deferred in a single cash payment or in annual cash installments. Any election made pursuant to this paragraph may be amended to accelerate, further defer or to change the form of payment of all or part of the Deferral Amounts, if amended in accordance with the provisions of paragraph (e) hereof, but only to the extent that the Participant's right to accelerate the payment of a Deferral Amount has not been restricted by the terms of a Special Incentive Award.

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

e)   Amendment of Election
     At any time subsequent to an election pursuant to paragraph (b), a Participant may file an election to amend such prior election affecting any Deferral Amount payable at least twelve (12) months subsequent to such amendment, either to accelerate, further defer or to change the form of payment, provided no such election may accelerate any payment to a date earlier than twelve (12) months from the date of amendment. The amended form of payment may be a single sum payment of any Deferral Amounts not yet due and payable or annual installments of any such Deferral Amounts, or a combination thereof, provided no payments may be extended longer than the time specified in paragraph (b).

f)   Allocation of Amounts Withdrawn
     In the case of any payment pursuant to this Section 6 of less than all of the value of a Participant Account, the Committee will make reasonable efforts to follow any instructions received from the Participant indicating from which deemed investments any such distribution is first to come. In the absence of instructions, distributions shall be made on a pro rata basis from all the deemed investments currently elected by the Participant pursuant to Section 5 with respect to the Participant Account.

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

         IN WITNESS WHEREOF, the Company has caused the ASARCO Incorporated Compensation Deferral Plan to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereon as of the 28th day of April, 1999.


ATTEST:                                                   ASARCO Incorporated


/s/Susana D. Delanney                                     By:/s/Kevin R. Morano
Assistant Secretary                                          President

Exhibit 12 Statement re Computation of  Consolidated  Ratio of Earnings to Fixed
     Charges  and  Combined   Fixed   Charges  and  Preferred   Share   Dividend
     Requirements



                                                     Three          Three            Six            Six
                                                     Months        Months          Months         Months
                                                     Ended          Ended           Ended          Ended
                                                    June 30,        June 30,        June 30,       June 30,
                                                      1999            1998           1999           1998
                                                   (Dollars in     thousands)      (Dollars in    thousands)

NET EARNINGS (LOSS)                               $(21,063)      $(14,542)        $(56,381)      $(46,348)
  Adjustments
     Taxes (benefit) on Income                      (9,038)        (1,523)         (25,209)       (16,102)
     Equity Earnings, Net of Taxes                  (1,063)            75           (2,018)        (1,778)
     Dividends received from non-
       consolidated companies                            -          2,096              475          2,096
     Total Fixed Charges                            23,196         20,256           46,319         41,888
     Interest Capitalized                           (2,202)        (2,960)          (3,687)        (5,276)
     Capitalized Interest Amortized                    374            884              715          1,714
     Minority interest                               1,834          9,026            3,882         15,236
                                                  --------       ---------        --------       --------
EARNINGS (LOSS)                                   $ (7,962)      $ 13,312         $(35,904)      $ (8,570)
                                                  ========       ========         ========       ========
FIXED CHARGES
     Interest Expense                              $18,848       $ 16,398         $ 38,337       $ 33,858
     Interest Capitalized                            2,202          2,960            3,687          5,276
     Imputed Interest Expense                        2,146            898            4,295          2,754
                                                  --------       --------         --------       --------
TOTAL FIXED CHARGES                                $23,196       $ 20,256         $ 46,319       $ 41,888
                                                  ========       ========         ========       ========
Ratio of Earnings to Fixed Charges                     (a)            (a)              (b)            (b)
                                                  ========       ========         ========       ========

(a) For the quarter ended June 30, 1999 and 1998 earnings were insufficient to cover fixed charges by $31,158 and $6,944, respectively.

(b) For the six months ended June 30, 1999 and 1998 earnings were insufficient to cover fixed charges by $82,223 and $50,458, respectively.


Exhibit 15 Independent Accountant's Awareness Letter



PricewaterhouseCoopers LLP





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated July 21, 1999 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of June 30, 1999 and for the three month and six month periods ended June 30, 1999 and 1998 and included in this Form 10-Q for the quarter ended June 30, 1999 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, 33-34606, 333-16875, 333-18083 and 333-46181) and
Form S-3 (File Nos. 33-45631,  33-55993 and 333-02359).  Pursuant to Rule 436(c)
under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                     PricewaterhouseCoopers LLP




New York, New York
August 11, 1999