Form 10-Q
period 1999-09-30
ASARCO INC
filed 1999-11-15
CIK 7649

1999
                                 Third Quarter
                                   Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999              Commission file number 1-164



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


                                                         Yes   X     No ____


As of October 31, 1999 there were outstanding 39,952,357 shares of Asarco Common Stock, without par value.

                               ASARCO Incorporated
                                and Subsidiaries


                               INDEX TO FORM 10-Q


                                                                 Page No.

Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statement of Earnings
  Three Months and Nine Months Ended
  September 30, 1999 and 1998                                        2

Condensed Consolidated Balance Sheet
  September 30, 1999 and December 31, 1998                           3

Condensed Consolidated Statement of Cash Flows
  Three Months and Nine Months Ended
  September 30, 1999 and 1998                                        4

Notes to Condensed Consolidated Financial Statements               5-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                12-20

Report of Independent Accountants                                   21


Part II.  Other Information:

Item 1.  Legal Proceedings                                         22-23

Item 6.  Exhibits and Reports on Form 8-K                          24-25

Signatures                                                          26

Exhibit Index                                                       27

Exhibits                                                           28-52


                               ASARCO Incorporated
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (unaudited)


                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                            1999              1998             1999             1998
                                                            -----            -----             -----            -----
                                                                     (in thousands, except per share data)

Sales of products and services                             $ 504,144          $ 545,600       $ 1,470,155       $1,731,258
                                                            -----------       -----------      -----------      ----------
Operating costs and expenses:
  Cost of products and services                              425,214            460,545         1,280,488        1,494,517
  Selling, administrative and other                           45,931             34,530           118,023          105,814
  Depreciation and depletion                                  37,124             36,107           110,241          108,065
  Research and exploration                                     5,826              6,669            16,502           21,710
  Environmental and other closed plant
    charges, net of recoveries                                 8,915              1,386            12,596            7,366
  Asset dispositions and impairments                          16,672                  -            16,672           20,000
                                                             --------           --------          --------        --------
  Total operating costs and expenses                         539,682            539,237         1,554,522        1,757,472
                                                            --------           --------         --------         --------
Operating income (loss)                                      (35,538)             6,363          (84,367)          (26,214)
Interest expense                                             (18,639)           (17,665)         (56,976)          (51,523)
Other income                                                  46,524              4,683           56,108            24,030
                                                            --------            --------          --------        --------
Earnings (loss) before taxes on income and
    minority interests                                        (7,653)            (6,619)         (85,235)          (53,707)
Taxes on income (benefit)                                     (8,471)              (943)         (33,554)          (16,918)
                                                            --------            --------         --------          --------
Earnings (loss) before minority interests                        818             (5,676)          (51,681)         (36,789)
Minority interests in net earnings of
    consolidated subsidiaries                                 (5,878)            (9,921)           (9,760)         (25,157)
                                                            --------            --------           --------        --------
Net earnings (loss)                                        $  (5,060)         $ (15,597)       $  (61,441)      $  (61,946)
                                                            =========         =========           =========       =========
Per share amounts:
  Net earnings (loss) - basic and diluted                   $  (0.13)          $  (0.39)        $  (1.55)         $   (1.56)
  Dividends to common stockholders                          $   0.05           $   0.20         $   0.15          $    0.60

Weighted average number of shares outstanding:
  Basic and Diluted                                           39,823             39,661           39,750            39,656



The accompanying notes are an integral part of these financial statements.



                                                         ASARCO Incorporated
                                                           and Subsidiaries

                                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                                              (unaudited)

                                                               September 30,         December 31,
                                                                  1999                 1998
                                                                  -----                -----
                                                                     (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                    $  151,675            $  193,048
  Marketable securities                                             1,084                22,705
  Accounts receivable, net                                        377,726               409,792
  Inventories                                                     347,557               352,411
  Other assets                                                    102,984               104,809
                                                                 ---------            ---------
     Total current assets                                         981,026             1,082,765

Investments:
  Available-for-sale and other at cost                            145,294               121,532
  Equity method                                                    62,817                64,465
Property, net                                                   2,620,930             2,526,567
Other assets including intangibles, net                           223,168               228,480
                                                               -----------           ----------
  Total Assets                                                 $4,033,235            $4,023,809
                                                               ===========           ===========
LIABILITIES
Current liabilities:
  Bank loans                                                   $    3,487            $    4,963
  Current portion of long-term debt                                47,344                27,676
  Accounts payable                                                381,469               336,501
  Salaries and wages                                               39,980                27,268
  Taxes on income                                                  97,543                84,007
  Reserve for closed plant and environmental matters               47,548                53,394
  Other current liabilities                                        25,349                47,611
                                                                 --------              --------
     Total current liabilities                                    642,720               581,420
                                                                 --------              --------
Long-term debt                                                  1,080,685             1,014,942
Deferred income taxes                                               9,886                56,045
Reserve for closed plant and environmental matters                 69,608                90,985
Postretirement benefit obligation                                 112,060               108,741
Other liabilities and reserves                                    120,194               113,754
                                                                ---------            ----------
     Total non-current liabilities                              1,392,433             1,384,467
                                                                ---------            ----------
MINORITY INTERESTS                                                538,424               533,329
                                                                ---------            ----------
COMMON STOCKHOLDERS' EQUITY
Common stock (a)                                                  529,313               521,956
Accumulated other comprehensive income (loss),
  net of tax                                                       (9,669)               (6,989)
Retained earnings                                                 940,014             1,009,626
                                                                ---------            ----------
  Total Common Stockholders' Equity                             1,459,658             1,524,593
                                                                ---------            ----------
  Total Liabilities, Minority Interests and Common

    Stockholders' Equity                                       $4,033,235            $4,023,809
                                                               ==========           ===========
(a)  Common shares: authorized 80,000; outstanding:                39,921                39,652

The accompanying notes are an integral part of these financial statements.


<

                                                          ASARCO Incorporated
                                                           and Subsidiaries

                                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              (unaudited)

                                                                           3 Months Ended                    9 Months Ended
                                                                              September 30,                     September 30,
                                                                          1999             1998             1999            1998
                                                                                              (in thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                                       $(5,060)        $(15,597)        $(61,441)      $(61,946)
Adjustments to reconcile net earnings (loss) to net cash provided from (used for) operating activities:
   Depreciation and depletion                                              37,124           36,107          110,241        108,065
   Provision (benefit)for deferred income taxes                           (18,381)         (11,721)         (46,124)       (36,686)
   Treasury stock used for employee benefits                                1,829                9            2,695          1,109
   Undistributed equity (earnings) losses                                     531              995           (1,138)         1,187
   Net (gain) loss on asset dispositions and impairments                   16,672                -           16,672         20,000
   Net (gain) loss on sale of investments and property                    (10,169)           1,564           (9,859)         1,839

   Decrease in reserves for closed plant and
     environmental matters                                                 (6,623)         (13,274)         (27,224)       (47,245)
   Minority interests                                                       5,878            9,921            9,760         25,157
   Cash provided from (used for) operating assets and liabilities:
          Accounts receivable                                              26,306           25,129           27,765         18,775
          Inventories                                                     (42,331)         (35,109)           3,384         11,993
          Accounts payable and accrued liabilities                         21,158            1,181           72,454         26,854
          Other operating assets and liabilities                           (5,483)          15,784           (3,274)        10,175
          Foreign currency transaction (gains) losses
                                                                              828            1,153            1,885          1,910
                                                                          --------        --------          --------       --------

Net cash provided from (used for) operating activities
                                                                           22,279           16,142           95,796         81,187
                                                                          --------        --------          --------     --------
INVESTING ACTIVITIES
Capital expenditures                                                      (87,730)         (84,834)        (232,380)      (255,961)
Sale of property                                                              240           47,079            1,972         49,447
Purchase of cost investments and businesses                                     -           (1,663)            (671)       (39,607)
Sale of available-for-sale securities                                       1,470            6,595           35,354         58,632
Purchase of available-for-sale securities                                  (1,653)          (8,455)         (34,756)       (70,306)
Purchase of held-to-maturity investments                                       (8)         (13,294)         (55,916)       (40,486)
Proceeds from held-to-maturity investments                                 30,612              862           77,537        180,854
                                                                          ---------       ---------        ---------      ---------
  activities                                                              (57,069)         (53,710)        (208,860)      (117,427)
                                                                          ---------       ---------        ---------      ---------
FINANCING ACTIVITIES
Debt incurred                                                              94,721           69,148          172,028        360,056
Debt repaid                                                               (24,613)         (50,361)         (86,263)      (294,203)
Escrow (deposits) withdrawals on long-term loans                                -           (5,016)             (67)         1,984
Treasury stock transactions                                                   933               (4)           2,532         (1,632)
Purchase of minority interests                                               (831)            (340)          (1,360)        (5,423)
Distributions to minority interests                                        (1,086)          (5,192)          (3,305)       (16,201)
Dividends paid to common stockholders                                      (1,990)          (7,932)          (5,960)       (23,793)
                                                                           ---------       --------        ---------      ---------
Net cash provided from (used for) financing
  Activities                                                               67,134              303           77,605         20,788
                                                                           ---------       ---------       ---------      ---------
Effect of exchange rate changes on cash                                    (5,413)          (3,628)          (5,914)        (3,677)
                                                                           ---------        ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents                           26,931          (40,893)         (41,373)       (19,129)
Cash and cash equivalents at beginning of period                          124,744          232,323          193,048        210,559
                                                                         ----------       ----------      ----------     ----------
Cash and cash equivalents at end of period                               $151,675         $191,430         $151,675       $191,430
                                                                        ==========        ==========      ==========     ==========
The accompanying notes are an integral part of these financial statements.

                               ASARCO Incorporated
                                and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


A. In the opinion of Asarco Incorporated ("the Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999 and the results of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998. Certain reclassifications have been made in the financial statements from amounts previously reported. This financial data has been subjected to a review by PricewaterhouseCoopers LLP, the Company's independent accountants. The results of operations for the three month and nine month periods are not necessarily indicative of the results to be expected for the full year. The December 31, 1998 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K.


B. The company's third quarter 1999 results include $16.7 million pre-tax charge ($10.8 million after-tax) as a result of the sale of the Troy mine and an advanced stage exploration project in Montana, which closed in October 1999.

     In addition, during the third quarter of 1999, the Company concluded an agreement to acquire 7.125 million newly issued common shares of Coeur d'Alene Mines, or a fully diluted 19.3% common stock interest. In exchange for this interest, the Company contributed the following: its investment in Silver Valley Resources Corporation, which operates the Coeur and Galena silver mines; Asarco's wholly-owned subsidiary, Empresa Minera Manquiri S.A., which owns an advanced Bolivian silver exploration project; 1.5 million shares and warrants, representing an approximate 5% interest in Pan American Silver Corporation of Vancouver, British Columbia; and a 20% net profits interest in the Quiruvilca silver mine in Peru operated by Pan American Silver. A pre-tax gain of $10.2 million was recorded by the Company on this transaction.


C. Inventories were as follows:
         (in millions)
                                                                 September 30,         December 31,
                                                                     1999                  1998
                                                                  ----------            ----------
     Inventories of smelters and refineries at lower of
         LIFO cost or market                                         $  6.5                 $  2.3
     Provisional cost of metals received from suppliers                66.2                   57.9
     Mine inventories at lower of FIFO cost or market                  66.5                   93.5
     Metal inventory at lower of average cost or market                48.4                   39.5
     Materials and supplies at lower of average cost or
       Market                                                         123.9                  124.9
     Other                                                        ----------            ----------

          Total                                                      $347.6                 $352.4

     At September 30, 1999 and December 31, 1998, replacement cost exceeded inventories valued at LIFO cost by approximately $82.6 million and $74.0 million, respectively.

D.   Financial Instruments

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


E.   Business Segments:
         (in millions)

     The Company's reportable segments are separately managed strategic business units that offer different products and services.

                                                            Three Months Ended                     Nine Months Ended
                                                              September 30,                          September 30,
     Segment Sales                                             1999             1998             1999                1998
     -------------                                          ---------      ---------          ---------        ---------

     Copper                                                $ 380.6           $ 411.3           $ 1,106.0          $  1,322.9
     Specialty Chemicals                                      84.4              86.6               259.3               259.6
     Aggregates                                               17.2              16.8           42.8                     41.4
     All Other                                                21.9              30.9             62.0                  107.4
       Total                                               $ 504.1           $ 545.6           $ 1,470.1            $1,731.3

     Segment Earnings
     ----------------
     Copper                                                  $(7.1)            $ 9.7              $(53.3)            $   9.5
     Specialty Chemicals                                       7.8               6.9                23.4                22.8
     Aggregates                                                5.2               4.9                 9.8                10.4
     Exploration                                              (4.1)             (3.9)              (11.5)              (14.1)
     All Other  (1)                                          (36.3)            (10.3)              (49.7)              (52.0)
       Total                                                 (34.5)              7.3               (81.3)              (23.4)
     Interest and other excluding
       equity (earnings) losses (2)                           26.8             (13.9)               (3.9)              (30.3)
     Earnings (loss) before taxes on income and
         minority interests
                                                            $ (7.7)           $ (6.6)            $ (85.2)            $ (53.7)

     (1) The All Other segment includes a $16.7 million charge in the third quarter of 1999 to reflect the sale of the Troy Mine, which closed in October 1999 and a $20.0 million charge in the first quarter of 1998 to reflect the effect of the sale of the Missouri Lead Division ("MLD").

     (2) Includes a $10.2 million gain in the third quarter of 1999 as a result of the transaction exchanging the Company's investment in Silver Valley Resources Corporation and other assets for newly issued common shares of Coeur d'Alene Mines. The third quarter of 1999 also includes a $45.0 million merger termination fee partially offset by $11.4 million in merger related costs, as further described in Footnote I, "Merger and Acquisition Developments".

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


F.   Contingencies and Litigation:

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

Reserves for closed plants and environmental matters, including mine reclamation costs for active and closed properties, totaled $117.2 million at September 30, 1999. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Net cash expenditures against these reserves for the three months ended September 30, 1999 and 1998 were $16.0 million and $15.4 million, respectively. Expenditures for the nine months ended September 30, 1999 and 1998 were $41.1 million and $55.4 million, respectively.

The effect on pre-tax earnings of environmental and other closed plant charges was $8.9 million and $1.4 million for the three months ended September 30, 1999 and 1998, respectively, and $12.6 million and $7.4 million for the nine months ended September 30, 1999 and 1998, respectively.

In 1997, separate class actions were commenced against the Company in Omaha, Nebraska and in Denver, Colorado seeking compensatory and punitive damages for alleged contamination of properties by emissions from the Company's former Omaha plant and the Globe plant in Denver. In May 1999, the United States District Court for the District of Nebraska dismissed the action relating to the Omaha plant. Plaintiffs have appealed that ruling and filed a similar action in Nebraska state court. The state court lawsuit has been stayed pending the outcome of appeal proceedings in the federal case. The matter regarding the Globe plant has been settled subject to court approval and has been recorded as an accrued cost in the third quarter of 1999.

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

The Company, the United States Department of Justice, the EPA, and the Texas Natural Resources Conservation Commission signed a consent decree filed in United States District Court in Houston, Texas in April 1999 covering a broad range of environmental issues affecting principally the facility of
Encycle/Texas, Inc., an indirect wholly-owned subsidiary of the Company, in Corpus Christi, Texas and Asarco's Coy zinc mine in Tennessee. The consent decree was approved by the Court in October 1999. Subsequently certain parties who are adversary to the Company and Encycle/Texas, Inc. in other suits filed a motion to intervene and amend the consent decree. The Company and the U.S. Government are opposing the motion. Pursuant to the consent decree, the Company will perform certain environmental projects and has paid a $5.5 million penalty, without an admission of wrongdoing or liability. The Company's existing environmental reserves are adequate to cover the cost of the penalty and supplemental environmental projects.

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

Product Litigation

The Company and two subsidiaries, as of September 30, 1999, are defendants in 1,377 lawsuits brought by 5,950 primary and 1,036 secondary plaintiffs seeking substantial actual and punitive damages for personal injury or death allegedly caused by exposure to asbestos. Three of these lawsuits are purported class actions, two of which are allegedly brought on behalf of persons who are not known to have asbestos-related injury. The third is purportedly brought on behalf of persons suing both tobacco-related and asbestos-related entities claiming damages for personal injury or death arising from exposure to asbestos and cigarette smoke. In addition, the Company and certain subsidiaries are defendants in product liability lawsuits involving various other products, including metals.

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

On November 9, 1999, an action was commenced against the Company in Federal court in the Southern District of New York by Cyprus Amax Minerals Company ("Cyprus"), a subsidiary of Phelps Dodge Corporation ("Phelps Dodge"). The Company and Cyprus were formerly parties to a Merger Agreement, dated July 15, 1999, and amended September 27, 1999 (the "Cyprus Merger Agreement"). On September 30, 1999, Cyprus terminated the Cyprus Merger Agreement in order to enter into a merger agreement with Phelps Dodge and paid Asarco a $45 million termination fee. Phelps Dodge subsequently acquired control of and a substantial majority of the common shares of Cyprus. On October 5, 1999, the Company entered into a merger agreement with Phelps Dodge (the "Phelps Dodge Merger Agreement"). On October 25, 1999, Asarco terminated the Phelps Dodge Merger Agreement, paid Phelps Dodge a $30 million termination fee and entered into a merger agreement with Grupo Mexico, S.A. de C.V. The action seeks damages of not less than $90 million, plus attorneys' fees and interest, based on claims allegedly arising from the foregoing series of events. Asarco intends to defend the lawsuit vigorously.

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


G. Comprehensive Income:

     Comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 was as follows:

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
  (in thousands)                                                      1999            1998            1999            1998
                                                                     --------       --------        --------         --------

  Net earnings (loss)                                                  $(5,060)      $(15,597)        $(61,441)      $(61,946)

  Other comprehensive income (loss):
   Foreign currency translation adjustments                              5,913         (4,800)          (3,885)        (8,022)

  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the
      period, net of tax(a)                                               (485)        (4,672)           1,284         (6,205)

   Less: Reclassifications of gains to net earnings (loss), net
       of tax (b)                                                          -           (2,991)             (79)        (6,647)
                                                                        --------      --------        --------        --------
  Comprehensive income (loss)                                          $   368       $(28,060)        $(64,121)      $(82,820)
                                                                       =========     =========        =========      =========


     (a) Includes tax expense (benefit) of $(261) and $(173) for the three month period ended September 30, 1999 and 1998, respectively, and $691 and $(999) for the nine month period ended September 30, 1999 and 1998, respectively.

     (b)  Includes  taxes of $1,611 for the three month period  ended  September
          30, 1998 and $42 and $3,579 for the nine month period ended  September
          30, 1999 and 1998, respectively.

     Accumulated other  comprehensive  income  balances as of September 30, 1999 and December 31, 1998 were as follows:


                                                                       Foreign
                                               Unrealized              currency               Accumulated other
                                              gain (loss)             Translation               comprehensive
                                              on securities           adjustments               income (loss)
                                           -----------------------------------------------------------------
     (in thousands)

     September 30, 1999

      Balance on January 1, 1999               $  1,469                 $ (8,458)                 $ (6,989)
      Period change                               1,205                   (3,885)                   (2,680)
                                               ----------             -----------                ---------
      Balance on Sept 30, 1999                 $  2,674                 $(12,343)                 $ (9,669)
                                              ==========             ============                ==========

     December 31, 1998

      Balance on January 1, 1998              $  11,654                 $ (8,265)                   $3,389
      Period change                             (10,185)                    (193)                  (10,378)
                                               ----------             -----------                ---------
      Balance on December 31, 1998            $   1,469                 $ (8,458)                 $ (6,989)
                                              ==========             ============                ==========


H.   Impact of New Accounting Standards:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, the statement was to be effective in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently assessing the impact of SFAS No.133.


I. Merger and Acquisition Developments

On July 15, 1999, the Company and Cyprus Amax Minerals Company ("Cyprus Amax") announced an agreement for the combination of the two companies in a merger-of-equals transaction. Phelps Dodge Corporation ("Phelps Dodge") subsequently announced a hostile exchange offer for both Asarco and Cyprus Amax. Cyprus Amax terminated the merger agreement with Asarco on September 30, 1999 and subsequently agreed to merge with Phelps Dodge. In accordance with the terms of the Asarco/Cyprus Amax merger agreement, Cyprus Amax paid Asarco a $45.0 million termination fee.

On September 27, 1999, Grupo Mexico, S.A. de C.V. ("Grupo Mexico") a Mexican mining and rail conglomerate, made an unsolicited cash offer for Asarco. On October 6, 1999 the Board of Directors of Asarco announced that it had accepted an offer from Phelps Dodge Corporation to acquire Asarco common shares for cash and stock of Phelps Dodge. On October 25, 1999, Asarco terminated its agreement with Phelps Dodge and announced that it had signed a definitive merger agreement with Group Mexico under which Grupo Mexico will acquire all of the outstanding shares of the Company's common stock for $29.75 in cash. A termination fee of $30 million was paid to Phelps Dodge as a result of the termination of that agreement.

As a result of the series of events described above, Asarco recorded $11.4 million of investment banking, legal and other merger related costs in the third quarter of 1999.

As of November 10, 1999, 35,780,174 of Asarco Common Stock had been tendered under the terms of the Grupo Mexico offer, which when added to the shares already owned by Grupo Mexico, represent approximately 89.5% of the shares of Asarco common stock. Grupo Mexico can effect a merger without a shareholder vote if it owns at least 90% of the outstanding Asarco shares. Grupo Mexico has extended the expiration of its offer for Asarco through Friday, November 12, 1999.

Concurrent with the consummation of Grupo Mexico's tender offer for Asarco's common shares, benefits under certain employee benefit plans amounting to $24.0 million will become payable. Other merger related fees, payable upon completion of a merger transaction are estimated to be approximately $9.5 million.

                                  Part I Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company reported a net loss of $5.1 million, or 13 cents per common share, for the quarter ended September 30, 1999, compared with a net loss of $15.6 million, or 39 cents per common share, for the quarter ended September 30, 1998. Results for the third quarter of 1999 include $26.1 million in pre-tax charges to reflect the effect of a sale of the Troy mine and an advanced stage exploration project in Montana and two legal settlements concluded by the Company, and a $10.2 million pre-tax gain from an exchange of the Company's investment in Silver Valley Resources and other assets for an ownership interest in Coeur D'Alene Mines. Third quarter results also include $45.0 million received from Cyprus Amax for termination of a merger agreement partially offset by $11.4 million in merger related costs.

For the nine month period ended September 30, 1999, the Company reported a net loss of $61.4 million or $1.55 per share, compared with a net loss of $61.9 million, or $1.56 per share, for the nine months ended September 30, 1998. Lower copper prices in 1999, which reduced earnings by approximately $54 million were offset by receipt of the merger termination fee described above and the benefits from the Company's cost reduction program, which are estimated to have improved results by approximately $28 million.

The average price for copper on the New York Commodity Exchange (COMEX) and the London Metal Exchange (LME) was 78 cents and 76 cents per pound, respectively in the third quarter of 1999, and 75 cents and 74 cents per pound, respectively in the third quarter of 1998.

On September 9, 1999, the Company concluded an agreement to acquire 7.125 million newly issued common shares of Coeur d'Alene Mines, or a fully diluted 19.3% common stock interest. In exchange for this interest, the Company contributed the following: its investment in Silver Valley Resources Corporation, which operates the Coeur and Galena silver mines; Asarco's wholly-owned subsidiary, Empresa Minera Manquiri S.A., which owns an advanced Bolivian silver exploration project; 1.5 million shares and warrants, representing an approximate 5% interest in Pan American Silver Corporation of Vancouver, British Columbia; and a 20% net profits interest in the Quiruvilca silver mine in Peru operated by Pan American Silver. The Company recorded a pre-tax gain of $10.2 million as a result of the transaction.

On July 15, 1999, the Company and Cyprus Amax Minerals Company ("Cyprus Amax") announced an agreement for the combination of the two companies in a merger-of-equals transaction. Phelps Dodge Corporation ("Phelps Dodge") subsequently announced a hostile exchange offer for both Asarco and Cyprus Amax. Cyprus Amax terminated the merger agreement with Asarco on September 30, 1999 and agreed to merge with Phelps Dodge. In accordance with the terms of the Asarco/Cyprus Amax merger agreement, Cyprus Amax paid Asarco a $45.0 million termination fee.

On September 27, 1999, Grupo Mexico, S.A. de C.V. ("Grupo Mexico") a Mexican mining and rail conglomerate, made an unsolicited cash offer for Asarco. On October 6, 1999 the Board of Directors of Asarco announced that it had accepted an offer from Phelps Dodge Corporation to acquire Asarco common shares for cash and stock of Phelps Dodge. On October 25, 1999, Asarco terminated its agreement with Phelps Dodge and announced that it had signed a definitive merger agreement with Group Mexico under which Grupo Mexico will acquire all of the outstanding shares of the Company's common stock for $29.75 in cash. A termination fee of $30 million was paid to Phelps Dodge as a result of the termination of that agreement.

As a result of the series of events described above, Asarco recorded $11.4 million of investment banking, legal and other merger related costs in the third quarter of 1999.

As of November 10, 1999, 35,780,174 of Asarco Common Stock had been tendered under the terms of the Grupo Mexico offer, which when added to the shares already owned by Grupo Mexico, represent approximately 89.5% of the shares of Asarco common stock. Grupo Mexico can effect a merger without a shareholder vote if it owns at least 90% of the outstanding Asarco shares. Grupo Mexico has extended the expiration of its offer for Asarco through Friday, November 12, 1999.

Concurrent with the consummation of Grupo Mexico's tender offer for Asarco's common shares, benefits under certain employee benefit plans amounting to $24.0 million will become payable. Other merger related fees, payable upon completion of a merger transaction are estimated to be approximately $9.5 million.

The Company's beneficial interest in mined copper production totaled 240.9 million pounds in the third quarter of 1999 compared with 264.5 million pounds in the third quarter of 1998. Lower copper production at the Mission and Ray copper mines was partially offset by higher production at Southern Peru Copper Corporation (SPCC) operations. Mined copper production in the third quarter of 1999 at SPCC increased by 16% compared with the third quarter of last year due to the Cuajone mine expansion, which was completed in the first quarter of 1999.

The Company's specialty chemicals business, Enthone-OMI Inc., had pre-tax profits of $7.8 million in the third quarter of 1999, an increase from $6.9 million in the third quarter of 1998 mostly as a result of higher sales in Asia.

Pre-tax profits for the Company's aggregates business were $5.2 million in the third quarter of 1999 compared with $4.9 million in the third quarter of the prior year. The increase was primarily due to higher sales volume as a result of strong demand for construction materials.


Sales: Sales of products and services were $504.1 million in the third quarter of 1999, compared with $545.6 million in the same period of 1998. Sales for the nine month period ended September 30, 1999 were $1,470.1 million compared with $1,731.3 million for the same period of 1998.

The third quarter decrease is primarily due to lower metal sales volume, which reflects SPCC's additional sales of blister copper produced from purchased concentrates in the prior year, the curtailment of the Company's copper refinery in Amarillo, Texas and the sale of the Missouri Lead Division. The nine month decrease is primarily due to lower metals prices in addition to the lower metals sales volume.


Metal sales  volumes and prices for the three month and nine month periods ended
September 30, 1999 and 1998 were as follows:


Metal Sales Volume:                                           Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                             1999            1998              1999               1998
                                                            ------         ------            ------             ------
     Copper (000s pounds)
          Asarco                                              233,700         281,500            865,200             906,400
          SPCC  (1)                                           199,000         215,900            548,900             553,100
                                                          ------------    ------------    ---------------    ----------------
          Consolidated                                        432,700         497,400          1,414,100           1,459,500

          Asarco Beneficial Interest(2)                       336,800         393,600          1,148,900           1,192,700


       Silver (000s ounces)
          Asarco                                                2,615           2,125             11,283              13,043
          SPCC (1)                                                987             910              2,294               2,428
                                                          ------------    ------------    ---------------    ----------------
          Consolidated                                          3,602           3,035             13,577              15,471

          Asarco Beneficial Interest(2)                         3,141           2,609             12,505              14,335


       Zinc (000s pounds) (3)
          Asarco                                               24,300          46,000             95,000             121,000


       Molybdenum (000s pounds) (3)
          Asarco                                                  963           1,309              2,853               4,028
          SPCC  (1)                                             3,018           2,450              8,570               8,030
                                                          ------------    ------------    ---------------    ----------------
          Consolidated                                          3,981           3,759             11,423              12,058

          Asarco Beneficial Interest(2)                         2,572           2,613              7,420               8,299

     (1)  SPCC presented at 100%.

     (2)  The Company's  equity  interest in SPCC at both September 30, 1999 and
          1998, was 54.3%. The Company's beneficial interest in the operations of SPCC, net of the remaining labor shares interest, was 53.3% at both
          Sept 30, 1999 and 1998.

     (3) The Company's zinc and molybdenum production is sold in the form of concentrates. Volume represents pounds of zinc and molybdenum metal contained in those concentrates.

Average Metal Prices:

Prices for the Company's metals are established principally on the New York Commodity Exchange (COMEX) or the London Metal Exchange (LME).

                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                               1999          1998         1999           1998
                              ------        ------       ------         ------
Copper (per pound - COMEX)     $0.78         $0.75       $0.70           $0.77
Copper (per pound - LME)       $0.76         $0.74       $0.69           $0.77
Silver (per ounce - COMEX)     $5.24         $5.18       $5.21           $5.70
Zinc (per pound - LME)         $0.51         $0.46       $0.48           $0.48
Molybdenum (per pound -
 Metals Week Dealer Oxide)     $2.63         $3.20       $2.61           $3.65

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

At September 30, 1999 and December 31,1998, the Company's Aggregate metal futures contract positions were as follows:

  (in thousands)
                                        Notional              Unrealized
                        Weight           Values               Gain (Loss)
                      ----------------------------------- --------------------
  September 30,1999
 -------------------
  Copper (pounds)        101,022          $ 74,938         $  5,084
  Silver (ounces)          2,740          $ 14,418         $   (231)
  Gold   (ounces)             12            $5,856         $  2,202
  Lead   (pounds)          1,708             $ 454         $     60
  Nickel (pounds)          1,030            $2,863         $   (523)

  December 31,1998
-------------------
  Copper (pounds)         71,860          $ 48,207          $ 1,457
  Silver (ounces)          5,630          $ 28,078          $  (184)
  Gold   (ounces)             32            $9,374          $   206
  Lead   (pounds)          3,362             $ 742          $   (13)
  Nickel (pounds)              -                 -                   -

In the preceding table notional values represent the purchase or sales price of the metal under contract. The unrealized gain or loss, if any, is the increase or decrease in the value of the contract as of the date indicated.

The effect of a hypothetical 10 percent unfavorable change in metal prices on the Company's September 30, 1999 positions would be a loss of $5.4 offset by a corresponding gain on the related customer contracts being hedged. Since the notional value displayed in the table above represents the absolute sum of all outstanding futures contracts, it is not an accurate measure of risk to the Company from these transactions.

Price Protection: Depending on the market fundamentals of a metal and other conditions, the Company may purchase put options or create synthetic put options to reduce or eliminate the risk of metal price declines below the option strike price on a portion of its anticipated future production. Synthetic put options consist of a call option and a forward sale of the same quantity of metal. These put options establish a minimum sales price for the production covered by such put options and permit the Company to participate in price increases above the option price. The cost of options is amortized on a straight-line basis during the period in which the options are exercisable. Depending upon market conditions, the Company may either sell options it holds or exercise the options at maturity. Gains or losses from the sale or exercise of options, net of unamortized acquisition costs, are recognized in the period in which the underlying production is sold. At September 30, 1999, the Company held put options covering 77.9 million pounds of copper exercisable in the fourth quarter of 1999 at an average strike price of 76 cents per pound. The carrying value of the put options was $1.6 million. At December 31, 1998, the Company did not hold any put options.

Earnings include pre-tax gains of $11.0 million for the nine month period ended September 30, 1998, from option sales and exercises related to copper sold in the first half of 1998, including the Company's beneficial interest in SPCC's price protection program. There were no pre-tax gains or losses from price protection programs in the nine month period ended September 30, 1999.

Fuel Swaps: The Company may enter into fuel swap agreements to limit the effect of increases in fuel prices on its production costs. A fuel swap establishes a fixed price for the quantity of fuel covered by the agreement. The difference between the published price for fuel and the price established in the contract for the month covered by the swap is recognized as a component of cost of products and services. As of September 30, 1999 and December 31, 1998, the Company had entered into the following fuel swap agreements:

                                                                  Weighted
                                                                   Average
                                                                  Contract
Fuel Type                             Period        Quantity        Price
--------------------------------- ---------------------------------------------

September 30, 1999
-------------------
Residual Oil (Barrels)              10/99-12/99       521,700      $11.02
Residual Oil (Barrels)               1/00-12/00     1,468,800      $12.80
Diesel Fuel  (Barrels)              10/99-12/99       255,900      $17.90
Diesel Fuel  (Barrels)               1/00-12/00       786,000      $19.33
Natural Gas  (BTUs in millions)     10/99-6/01      3,258,900      $ 2.14

December 31, 1998
-------------------
Residual Oil (Barrels)               1/99-9/99      1,095,000      $ 9.84
Diesel Fuel  (Barrels)               1/99-9/99        564,000      $15.35
Natural Gas  (BTUs in millions)          -               -           -


The unrealized gain in the Company's fuel swap positions at September 30, 1999 was $14.6 million. The effect of a hypothetical 10 percent decrease from September 30, 1999 fuel prices would be to reduce the unrealized gain on fuel swaps by $6.6 million.

Interest Rate Swaps: The Company may enter into interest rate swap agreements to limit the effect of interest rates on any floating rate debt. The differential to be paid or received as interest rates change is recorded in interest expense. During 1995, the Company entered into a swap agreement with an aggregate notional amount of $15.0 million to limit the interest rate exposure on its $15.0 million, 5 year term loan to 6.8%. Interest expense would have been lower by $48,000 and $87,000 in the quarters ended September 30, 1999 and 1998, respectively, had the Company not hedged its exposure.

The effect of a hypothetical decrease of 1% in the prevailing interest rate would be to increase interest expense by approximately $100,000 over the remaining life of the contract over what it would have been had the exposure not been hedged.


TRADING:

Price protection programs utilizing synthetic puts may be implemented in steps. In cases where the step approach is used, the Company's objective is to take advantage of current market conditions to minimize its cost of the synthetic put. Until a synthetic put is completed, any calls not matched with a forward sale are considered trading activities and are marked to market with the gain or loss, if any, recorded in earnings. At September 30, 1999, the Company did not hold any call options. Earnings for the quarter ended September 30, 1998 included pre-tax losses of $0.2 million of unrealized mark to market losses.

The Company may hold positions in the metals futures markets for metals which it produces but which are not related to any specific sales to customers. These contracts are considered trading activities and are marked to market with the gain or loss, if any, recorded in earnings. At September 30, 1999 and 1998, such futures positions were insignificant.


Cost of Products and Services: Cost of products and services were $425.2 million and $460.5 million for the quarters ended September 30, 1999 and 1998, respectively and $1,280.5 million and $1,494.5 million for the nine months ended September 30, 1999 and 1998, respectively. The third quarter and nine month decrease in 1999 is primarily due to lower costs resulting from the curtailment of the Company's copper refinery in Amarillo, Texas, the lower sales volume at SPCC and the sale of the Missouri Lead Division. In addition, the nine month decrease reflects the benefits of the Company's cost reduction program.


Other Operating Costs: Selling, administrative and other expenses were $45.9 and $34.5 million in the third quarters of 1999 and 1998, respectively, and $118.0 million and $105.8 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in the three month and nine month periods was due to higher corporate administrative costs, which included the approval of management incentive compensation awards in the third quarter 1999 and higher selling expenses related to the specialty chemicals business.

Research and exploration expense was $5.8 million and $6.7 million in the third quarters of 1999 and 1998, respectively, and $16.5 million and $21.7 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in the three month and nine month periods was due to lower spending in 1999 as part of the Company's cost reduction program.

Environmental and other closed plant charges were $8.9 million and $1.4 million for the quarters ended September 30, 1999 and 1998, respectively, and $12.6 million and $7.4 million for the nine months ended September 30, 1999 and 1998, respectively. The three month and nine month increases was largely due to a legal settlement concluded by the Company.

Asset dispositions and impairments of $16.7 million for the three months ended September 30, 1999 were due to recording the effect of the sale of the Troy mine and an advanced stage exploration project in Montana. Asset dispositions and impairments for the nine months ended September 30, 1998 include a $20.0 million charge to reflect the effect of the sale of the Missouri Lead Division.


Non-operating Items: Interest expense was $18.6 million and $17.7 million for the quarters ended September 30, 1999 and 1998, respectively, and $57.0 million and $51.5 million in the nine months ended September 30, 1999 and 1998, respectively. The increases in the three month and nine month periods in 1999 reflected higher borrowings partially offset by lower rates on floating rate debt.

Other income was $46.5 million and $4.7 million for the quarters ended September 30, 1999 and 1998, respectively, and $56.1 million and $24.0 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in the three month periods is due to the $45.0 million break-up fee paid to the Company by Cyprus Amax and a $10.2 million gain related to the Silver Valley Resources transaction and other assets partially offset by $11.4 million of merger related costs and slightly lower interest income.


Taxes on Income: The increase in the rate of the consolidated tax benefit in the third quarter of 1999 as compared to the third quarter of 1998 is primarily attributable to the reversal of previously accrued tax liabilities resulting from a favorable settlement of IRS audit issues.


Cash Flows:

Third quarter - Net cash provided from operating activities was $22.3 million for the third quarter of 1999 and was due to the $45 million termination fee received from Cyprus Amax, higher accounts payable and accrued liabilities and lower accounts receivable, partially offset by increased inventory. In the third quarter of 1998, net cash provided from operating activities was $16.1 million and was caused by lower receivables, and higher payables, accrued liabilities and minority interest.

Net cash used for investing activities was $57.1 million in the third quarter of 1999 and was due to capital expenditures partially offset by higher proceeds from held-to-maturity investments at SPCC. In the third quarter of 1998, net cash used for investing activities was $53.7 million principally related to capital expenditures partially offset by proceeds from the sale of the Missouri Lead Division.

Nine Months - Net cash provided from operating activities was $95.8 million in the nine month period ended September 30, 1999 and was primarily due to higher accounts payable and lower accounts receivable. In the nine months ended September 30, 1998, net cash provided from operating activities was $81.2 million and was caused by higher payables, accrued liabilities and minority interest, and lower inventories and receivables.

Net cash used for investing activities was $208.9 million in the nine month period ended September 30, 1999 and was primarily due to capital expenditures. In the nine month period ended September 30, 1998, net cash used for investing activities was $117.4 million principally related to capital expenditures and the purchase of a German specialty chemicals company by Enthone-OMI Inc., partially offset by higher proceeds from held-to-maturity investments at SPCC and proceeds from the sale of the Missouri Lead business.


Liquidity and Capital Resources: At September 30, 1999, the Company's debt as a percentage of total capitalization (the total of debt, minority interests and equity) was 36.2%, compared with 33.7% at December 31, 1998. Consolidated debt at September 30, 1999, including the debt of SPCC, none of which is guaranteed by Asarco, was $1,131.5 million, compared with $1,047.6 million at December 31, 1998. Additional indebtedness permitted under the terms of the Company's most restrictive covenants was $439.3 million at September 30, 1999. In addition, under the most restrictive covenants of SPCC's loan agreements, SPCC would have been permitted additional indebtedness of $892.8 million at September 30, 1999.

The Company expects that it will meet its cash requirements for 1999 and beyond from internally generated funds, cash on hand and from borrowings under its revolving credit agreements or from additional debt or equity financing.

The Company paid dividends to common stockholders of $2.0 million or 5 cents per share in the third quarter of 1999 and $7.9 million or 20 cents per share in the third quarter of 1998. In addition SPCC paid dividends of $0.8 million to minority interests in the third quarter of 1999 and $4.2 million in the third quarter of 1998. At September 30, 1999, the Company had 39,921,000 shares issued and outstanding, compared with 39,652,000 at December 31, 1998.

Impact of New Accounting Standards: In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Initially, the statement was to be effective in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently assessing the impact of SFAS No.133.


Year 2000: The Company has implemented a three phase program to identify and resolve Year 2000 (Y2K) issues related to the integrity and reliability of its computerized information systems as well as computer systems embedded in its production processes. Phase one of the Company's program which involved an assessment of Y2K compliance of the Company's computerized information systems and embedded computer systems has been completed. In phase two of the program the Company is modifying or replacing all non-compliant systems. As of September 30, 1999, substantially all of the Company's systems, including SPCC's systems have been tested and are Y2K compliant. The Company continues to test these systems where appropriate.

As of September 30, 1999, the Company had spent approximately $3.4 million in addition to its normal internal information technology costs in connection with its Y2K program. Phase three of the program, which involved the Company and SPCC sending detailed information requests to their principal customers, suppliers and service providers to determine the status of their Y2K compliance, has been completed. The Company and SPCC received confirmations indicating that most are or will be Y2K compliant. The Company and SPCC will have further contact with those who have not responded or have indicated further work was required to achieve Y2K compliance, but none are critical to the Company's or SPCC's operations.

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

PricewaterhouseCoopers LLP




                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
ASARCO Incorporated:


We have reviewed the condensed consolidated balance sheet of ASARCO Incorporated and Subsidiaries as of September 30, 1999 and the related condensed consolidated statements of earnings and cash flows for the three month and nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein) and in our report dated January 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                  PricewaterhouseCoopers LLP




New York, New York
November 12, 1999

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings


1. Asarco and two of its wholly-owned subsidiaries, Lac d'Amiante du Quebec, Ltee ("LAQ") and Capco Pipe Company, Inc. ("Capco"), have been named as defendants, among numerous other defendants, in additional asbestos personal injury lawsuits of the same general nature as the lawsuits reported on Form 10-K for 1998 and prior years and Form 10-Q for the first and second quarters of 1999. As of September 30, 1999, there were pending against Asarco and its subsidiaries 1,377 lawsuits brought by 5,950 primary and 1,036 secondary plaintiffs in 27 states seeking substantial damages for personal injury or death allegedly caused by exposure to asbestos. As of September 30, 1999, LAQ, Asarco, and Capco have settled or have been dismissed from a total of 10,737 asbestos personal injury lawsuits brought by approximately 114,888 primary and 64,562 secondary plaintiffs.

2. With respect to the citizens' suit brought against the Company alleging violations of the Clean Water Act ("CWA") and Resource Conservation and Recovery Act ("RCRA") at the Company's former Omaha plant, reported on Form 10-K for 1998 and prior years, in April 1999 the court entered summary judgment dismissing the CWA claims. A trial of the RCRA claims was held in June 1999, and the court rendered a verdict in favor of the Company. Plaintiffs have appealed only the summary judgment.

3. With respect to the class action brought against the Company on behalf of persons residing near the Company's Globe plant in Denver, Colorado, reported on Form 10-K for 1998, in August 1999, the Company and the class representatives executed a settlement agreement which is subject to approval by the court.


4. With  respect to the consent  decree  among the  Company,  the United  States
Department of Justice, the United States Environmental Protection Agency ("EPA"), and the Texas Natural Resources Conservation Commission reported on Form 10-Q for the first and second quarters of 1999, in October 1999, the decree was approved by the federal district court. Two of the plaintiffs in the lawsuits arising out of the operations of the Company's former Corpus Christi zinc refinery and the operations of its subsidiaries Encycle, Inc. and Encycle/Texas, Inc., reported on Form 10-K for 1998, have filed a motion to intervene in the consent decree proceedings in the federal district court. They ask the court to reconsider its order approving the decree and for monetary and other relief. The Company and the U.S. Government are opposing the motion. The court previously rejected these same plaintiffs' request to intervene in the proceedings.

5. In September 1999, the Company was named along with 16 other defendants in two complaints filed in state court in Maryland. One complaint was filed on behalf of eight minors alleging personal injury due to exposure to lead in the form of lead-based paint and tetraethyl lead in gasoline. Plaintiffs seek compensatory and punitive damages. The other case is a purported class action against the same defendants brought on behalf of owners and occupants of single family houses in Maryland built before 1979. Plaintiffs seek to recover the cost of detecting, monitoring, and, where necessary, removing residential lead-based paint, and compensatory and punitive damages.

6. The Company and its directors have been named in one purported class action in Delaware Chancery Court and four purported class actions in the Chancery Division of the Superior Court of New Jersey allegedly on behalf of shareholders who allege that the directors breached their fiduciary duties to the shareholders by refusing to consider a tender offer from a subsidiary of Phelps Dodge Corporation. Phelps Dodge, in its capacity as a shareholder of the Company, filed similar actions in both Delaware and New Jersey. The plaintiffs in all of the actions seek to compel the directors to consider the Phelps Dodge tender offer as well as money damages and attorneys fees. Subsequent to the filing of the lawsuits, an amended Phelps Dodge tender was terminated and withdrawn and the Company agreed to a merger offer at a higher price from Grupo Mexico, S.A. de C.V.

7. On November 9, 1999, an action was commenced against the Company in Federal court in the Southern District of New York by Cyprus Amax Minerals Company ("Cyprus"), a subsidiary of Phelps Dodge Corporation ("Phelps Dodge"). The Company and Cyprus were formerly parties to a Merger Agreement, dated July 15, 1999, and amended September 27, 1999 (the "Cyprus Merger Agreement"). On September 30, 1999, Cyprus terminated the Cyprus Merger Agreement in order to enter into a merger agreement with Phelps Dodge and paid Asarco a $45 million termination fee. Phelps Dodge subsequently acquired control of and a substantial majority of the common shares of Cyprus. On October 5, 1999, the Company entered into a merger agreement with Phelps Dodge (the "Phelps Dodge Merger Agreement"). On October 25, 1999, Asarco terminated the Phelps Dodge Merger Agreement, paid Phelps Dodge a $30 million termination fee and entered into a merger agreement with Grupo Mexico, S.A. de C.V. The action seeks damages of not less than $90 million, plus attorneys' fees and interest, based on claims allegedly arising from the foregoing series of events. Asarco intends to defend the lawsuit vigorously.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  The following Exhibits are filed as part of this report:

          Exhibits

          2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

               Agreement and Plan of Merger, dated as of October 25, 1999, among ASARCO Incorporated, Grupo Mexico, S.A. de C.V. and ASMEX Corporation. (Filed as an Exhibit to the Company's Amendment No. 3 to Schedule 14D-9 filed on October 25, 1999 and incorporated herein by reference.) The Registrant agrees to furnish to the Commission, upon request, a copy of any omitted schedules.

          4. Instruments Defining the Rights of Security Holders, including Debentures

               (a) Amendment Number Three, dated as of July 15,1999, to Rights Agreement dated as of July 26,1989, between ASARCO Incorporated and The Bank of New York, as Rights Agent. (Filed as an Exhibit to the Company's Amendment No. 3 to Form 8-A filed on July 22, 1999 and incorporated herein by reference.)

               (b) Amendment Number One, dated as of July 15, 1999, to Rights Agreement, dated as of January 28, 1998, between Asarco Incorporated and The Bank of New York, as Rights Agent. (Filed as an Exhibit to the Company's Amendment No. 3 to Form 8-A filed on July 22, 1999 and incorporated herein by reference.)

               (c) Amendment Number Two, dated as of October 5, 1999, to Rights Agreement, dated as of January 28, 1998, between ASARCO Incorporated and The Bank of New York, as Rights Agent. (Filed as an Exhibit to the Company's Amendment No. 4 to Form 8-A filed on November 8, 1999 and incorporated herein by reference.)

               (d) Amendment Number Three, dated as of October 25, 1999, to Rights Agreement, dated as of January 28, 1998, between ASARCO Incorporated and The Bank of New York, as Rights Agent. (Filed as an Exhibit to the Company's Amendment No. 4 to Form 8-A filed on November 8, 1999 and incorporated herein by reference.)


          10.  Material Contracts

                    (a)Supplemental  Pension  Plan  for  Designated   Mid-Career
                       Officers, as amended through October 8, 1999

                    (b)Compensation Deferral Plan, as amended through October 8,
                       1999

                    (c)Supplemental  Retirement Plan, as amended through
                       October 8, 1999

          12. Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements

          15.  Independent Accountants' Awareness Letter


     (b)    Reports on Form 8-K:

          1. Report on Form 8-K filed on July 20, 1999, containing a press release dated July 15, 1999, announcing an agreement between Cyprus Amax Minerals Company and ASARCO Incorporated for the combination of both companies in a merger-of-equals transaction.

          2. Report on Form 8-K filed on September 7, 1999, enclosing a joint press release of ASARCO Incorporated and Cyprus Amax Minerals Company dated September 7, 1999, urging shareholders to vote for their proposed merger on September 30, 1999.

          3. Report on Form 8-K filed September 20, 1999, announcing the filing of a lawsuit by ASARCO Incorporated against Phelps Dodge Corporation in the U.S. District Court, Southern District of New York, charging that Phelps Dodge Corporation's unsolicited takeover attempt of ASARCO Incorporated and Cyprus Amax Minerals Company violates the antitrust laws of the United States. A copy of the complaint and related press release are also enclosed.

          4. Report on Form 8-K filed September 28, 1999, enclosing Amendment No.1 dated September 27, 1999, amending the agreement and Plan of Merger, dated as of July 15, 1999, among ASARCO Cyprus Incorporated, ACO Acquisition Corporation, CAM Acquisition Corporation, ASARCO Incorporated and Cyprus Amax Minerals
               Company, enabling the parties to explore alternatives to their Merger Agreement until October 5, 1999. A copy of the related press release is also enclosed.

          5. Report on Form 8-K filed October 6, 1999, enclosing an Agreement and Plan of Merger between ASARCO Incorporated, Phelps Dodge Corporation and AAV Corporation dated October 5, 1999, and the related press release.

          6. Report on Form 8-K filed October 7, 1999, enclosing a press release issued by Southern Peru Copper Corporation dated October 7, 1999, which announces significant new mineralization at its Toquepala Mine.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ASARCO Incorporated
                                                        (Registrant)




Date:   November 12, 1999                            /s/ William Dowd
                                                     William Dowd
                                                     Vice President and
                                                     Chief Financial Officer



Date:   November 12, 1999                            /s/ Edward J. Melando
                                                     Edward J. Melando
                                                     Controller

                                  Exhibit Index

Exhibits                                                                             Page No.


     2.   Plan  of  Acquisition,  Reorganization,  Arrangement,  Liquidation  or
          Succession

          Agreement and Plan of Merger, dated as of October 25, 1999, among ASARCO Incorporated, Grupo Mexico, S.A. de C.V. and ASMEX Corporation.
          (Filed as an  Exhibit to the  Company's  Amendment  No. 3 to  Schedule
          14D-9 filed on October 25, 1999 and incorporated herein by reference.)
          The Registrant agrees to furnish to the Commission, upon request, a copy of any omitted schedules.

     4.   Instruments  Defining  the  Rights  of  Security  Holders,   including
          Debentures

          (a)  Amendment  Number  Three,  dated as of July  15,1999,  to  Rights
               Agreement dated as of July 26,1989, between ASARCO Incorporated and The Bank of New York, as Rights Agent. (Filed as an Exhibit to the Company's Amendment No. 3 to Form 8-A filed on July 22,
               1999 and incorporated  herein by reference.)

          (b)  Amendment  Number  One,  dated as of July  15,  1999,  to  Rights
               Agreement,   dated  as  of  January  28,  1998,   between  Asarco
               Incorporated and The Bank of New York, as Rights Agent. (Filed as
               an Exhibit to the Company's  Amendment No. 3 to Form 8-A filed on
               July  22,  1999  and  incorporated   herein  by  reference.)

          (c)  Amendment  Number  Two,  dated as of October  5, 1999,  to Rights
               Agreement,   dated  as  of  January  28,  1998,   between  ASARCO
               Incorporated and The Bank of New York, as Rights Agent. (Filed as
               an Exhibit to the Company's  Amendment No. 4 to Form 8-A filed on
               November  8,  1999 and  incorporated  herein by  reference.)

          (d)  Amendment  Number Three,  dated as of October 25, 1999, to Rights
               Agreement,   dated  as  of  January  28,  1998,   between  ASARCO
               Incorporated and The Bank of New York, as Rights Agent. (Filed as
               an Exhibit to the Company's  Amendment No. 4 to Form 8-A filed on
               November 8, 1999 and incorporated herein by reference.)


     10.  Material Contracts

          (a)  Supplemental Pension Plan for Designated  Mid-Career  Officers,
               as amended through October 8, 1999                                    28-36

          (b)  Compensation  Deferral Plan, as amended  through  October 8, 1999     37-43


          (c)  Supplemental  Retirement Plan, as amended through October 8, 1999     44-50


     12.  Statement re  Computation of  Consolidated  Ratio of Earnings to Fixed
          Charges and  Combined  Fixed  Charges  and  Preferred  Share  Dividend
          Requirements                                                               51

     15.  Independent Accountants' Awareness Letter                                  52

Exhibit 10(a)
                               ASARCO Incorporated
                            SUPPLEMENTAL PENSION PLAN
                       FOR DESIGNATED MID-CAREER OFFICERS
                      (As Amended through October 8, 1999)

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

6.       CHANGE OF CONTROL.

          (a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not a Participant in the Plan immediately prior to such Change of Control shall be permitted to be a Participant under the Plan following such Change of Control. Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of a Participant or his or her rights with respect to such accrued benefit in the Plan, unless any such amendment, modification or termination is consented to in writing by all such Participants. Upon a Change of Control, benefits under the Plan shall vest at a rate of ten percent (10%) for each year the Executive served as a Vice President or higher (prorated for partial years) and the requirements of Sections 2.4, 3.1 and 3.4 shall be deemed waived. Upon a Change of Control, the value of the benefits payable to an Executive under the Plan will be determined assuming, for purposes of applying Section 3.2, that the Executive terminated on the date of the Change of Control at age 55 or his actual age, if older, and shall be paid in a single cash lump sum to the Executive immediately, provided that in the case of an Executive who has not attained age 55, such amount shall be discounted to reflect the commencement of benefits prior to age 55 using the assumptions provided in Section 2.3. Upon a Change of Control Executives who have designated an Investment Manager under
          Section 15 of the Supplemental Retirement Plan of the Company are permitted to request a distribution of assets in kind in lieu of a cash lump sum.

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

     IN WITNESS WHEREOF, the Company has caused the Plan, as amended, to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereon as of October 8, 1999.

ATTEST:                                              ASARCO Incorporated



/s/Susana D. Delanney                                By:/s/F.R. McAllister
Assistant Secretary                                  Chairman of the Board

Exhibit 10(b)

                               ASARCO Incorporated
                           Compensation Deferral Plan
                      (As Amended through October 8, 1999)


Section 1 - Effective Date.
The effective date of the Plan as originally adopted is February 1, 1995. The effective date of the Plan as hereby amended and restated is April 28, 1999, as further amended effective October 8, 1999.

Section 2 - Definitions.
1)     Board - the Board of Directors of ASARCO Incorporated.
2)     Code - the Internal Revenue Code of 1986, as amended.
3) Committee - the Organization and Compensation Committee of the Board or any individual or individuals to whom authority has been delegated hereunder by the Organization and Compensation Committee.
4) Company - ASARCO Incorporated and any subsidiary of ASARCO Incorporated that has adopted the Plan.
5)     Deferral Amounts - a Participant's Salary Deferral Amounts(including any
       of  such  amounts   further   deferred  under  Section   6(b)), Incentive
       Compensation Deferral Amounts, Employer Provided Benefit,and Special Incentive Awards (each as defined in Section 4(b)).
6)     Director - any individual serving as a member of the Board.
7) Incentive Compensation Plan - the Incentive Compensation Plan for Exempt Salaried Employees of ASARCO Incorporated.
8) Incentive Plan - the Incentive Compensation Plan for Senior Officers of ASARCO Incorporated.
9) Participant - an Eligible Employee, as defined in Section 3, who has a valid election in effect under the Plan.

10) Participant Account - A bookkeeping account established in the financial records of the Company to record the Deferral Amounts and deemed investment earnings or losses arising therefrom based on Participant elections pursuant to Section 5.

11) Retirement - Retirement under the Retirement Benefit Plan for Salaried Employees of ASARCO Incorporated.

13) Savings Plan - Savings Plan of ASARCO Incorporated and Participating Subsidiaries.

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

Section 16 - Change of Control.
a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not a Participant in the Plan immediately prior to such Change of Control shall be permitted to be a Participant under the Plan following such Change of Control. Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of a Participant or his or her rights with respect to such accrued benefits in the Plan, unless any such amendment, modification or termination is consented to in writing by all such Participants. Upon a Change of Control, payment of all of the value of a Participant Account, including any Special Incentive Award component thereof, shall be made to the Participant immediately in a single cash lump sum without penalty. Upon a Change of Control Participants are permitted to request a distribution of assets in kind in lieu of a cash lump sum. For purposes of this Section 16 the term "Company" shall mean ASARCO Incorporated.

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

IN WITNESS WHEREOF, the Company has caused the ASARCO Incorporated Compensation Deferral Plan, as amended, to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereon as of the 8th day of October, 1999.


ATTEST:                                              ASARCO Incorporated



/s/Susana D. Delanney                                By:/s/K.R. Morano
Assistant Secretary                                        President

Exhibit 10(c)

                               ASARCO Incorporated
                          SUPPLEMENTAL RETIREMENT PLAN
                      (As Amended through October 8, 1999)

Section 1.  Effective Date.

The effective date of the Supplemental Retirement Plan (the "Plan") as originally adopted is February 27, 1976. The effective date of the Plan as amended and restated is September 24, 1999, as further amended effective as of October 8, 1999.

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

(c) Except for an Eligible  Employee  who elects  annuity  payments  pursuant to
Section 5(b), absent an election to defer Benefits pursuant to Section 7, all unpaid Benefit amounts shall be deemed invested as of the Benefit Commencement Date in the Vanguard Money Market Reserve - Prime Portfolio, or other comparable money market fund selected by the Company, until paid to the Eligible Employee pursuant to the first sentence of Section 5(a).

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

Section 14.  Change of Control.

(a) Notwithstanding any other provision of this Plan, in the event of a Change of Control (as defined below), no person that is not an Eligible Employee immediately prior to such Change of Control shall be permitted to be an Eligible Employee under the Plan following such Change of Control. Upon and after a Change of Control, this Plan may not be amended, modified or terminated if any such amendment, modification or termination would adversely affect any accrued benefits of an Eligible Employee or his or her rights with respect to such accrued benefits in the Plan, unless any such amendment, modification or termination is consented to in writing by all Eligible Employees. Upon a Change of Control, payment shall be made to Eligible Employees immediately in a single cash lump sum of (1) the value of any and all amounts accrued to the Eligible Employees hereunder calculated using the Discount Rate and Mortality Table set forth in Section 9 or (2) the value of their Deferral Amounts. Additionally, Eligible Employees who have not reached age 65 shall also receive an additional payment to compensate for the current taxation of benefits. The amount of the additional payment shall be calculated by multiplying the cash lump sum calculated as set forth in this Section 14 by 16.7/100 of one percent (0.00167) for each month that the Change of Control precedes the month in which the Eligible Employee reaches age 65. Upon a Change of Control Eligible Employees who have designated an Investment Manager under Section 15 hereunder are permitted to request a distribution of assets in kind in lieu of a cash lump sum. For purposes of this Section 14, benefits under the Pension Plan for employees who have not attained age 55 shall be the amount determined under the Pension Plan payable as a vested deferred benefit (as defined in the Pension
Plan) at age 55 after taking into account the discount for commencement of payment before age 55 using the actuarial assumptions in Section 9.

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

IN WITNESS WHEREOF, the Company has caused the Company's Supplemental Retirement Plan, as amended, to be duly adopted and executed by its duly authorized officers and its corporate seal affixed hereto as of October 8, 1999.


ATTEST:                                              ASARCO Incorporated



/s/Susana D. Delanney                                By:/s/F.R. McAllister
Assistant Secretary                                  Chairman of the Board

Exhibit 12 Statement re Computation of Consolidated Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Share Dividend Requirements



                                                      Three              Three                Nine               Nine
                                                     Months              Months              Months             Months
                                                      Ended              Ended               Ended               Ended
                                                   September 30,     September 30,       September 30,       September 30,
                                                      1999                1998                1999               1998
                                                      -----              -----               -----               -----
                                                     (Dollars in    thousands)              (Dollars in     thousands)

NET EARNINGS (LOSS)                                   $(5,060)          $(15,597)           $(61,441)           $(61,946)
                                                                                C>
  Adjustments
     Taxes (benefit) on Income                         (8,471)              (943)            (33,554)            (16,918)
     Equity Earnings                                   (1,004)              (900)             (3,148)             (2,805)
     Dividends received from
C      non-consolidated companies                       1,535              1,896               2,010               3,992
     Total Fixed Charges                               23,486             23,707              69,805              65,595
     Interest Capitalized                              (2,641)            (2,988)             (6,328)             (8,264)
     Capitalized Interest                                 382               (525)              1,097               1,189
      amortized
  Minority interest                                     5,878              9,921               9,760              25,157
                                                       -------             -------            -------            -------

EARNINGS (LOSS)                                      $ 14,105           $ 14,571            $(21,799)           $  6,000
                                                    ===========        ===========         ===========        ===========
FIXED CHARGES
     Interest Expense                                $ 18,639           $ 17,665            $ 56,976            $ 51,523
     Interest Capitalized                               2,641              2,988               6,328               8,264
     Imputed Interest Expense                           2,206              3,054               6,501               5,808
                                                     --------            --------            --------            --------
TOTAL FIXED CHARGES                                  $ 23,486           $ 23,707            $ 69,805            $ 65,595
                                                   ===========         ===========         ===========         ===========
Ratio of Earnings to Fixed Charges                        (a)                (a)                 (b)                 (b)
                                                        =====              =====               =====               =====
(a)      For the quarter ended September 30, 1999 and 1998 earnings were insufficient to cover fixed charges by $9,381 and $9,136, respectively.

(b)      For the nine months ended September 30, 1999 and 1998 earnings were insufficient to cover fixed charges by $91,604 and $59,595, respectively.


Exhibit 15 Independent Accountant's Awareness Letter



PricewaterhouseCoopers LLP





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


We are aware that our report dated November 11, 1999 on our review of the interim financial information of ASARCO Incorporated and Subsidiaries as of September 30, 1999 and for the three month and nine month periods ended September 30, 1999 and 1998 and included in this Form 10-Q for the quarter ended September 30, 1999 is incorporated by reference in the Company's Registration Statements on Form S-8 (File Nos. 2-67732, 2-83782, 33-34606, 333-16875,
333-18083  and  333-46181)  and Form  S-3  (File  Nos.  33-45631,  33-55993  and
333-02359). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.





                                                     PricewaterhouseCoopers LLP




New York, New York
November 12, 1999